Form 10-Q
period 1996-09-30
AUTOBOND ACCEPTANCE CORP
filed 1996-12-23
CIK 1014747

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission file number 000-21673
                       ---------

                         AutoBond Acceptance Corporation
                         -------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                            75-2487218
                --------                            ----------
      (State or other jurisdiction               (I.R.S. Employer
    of incorporation or organization)           Identification No.)

    301 Congress Avenue, Austin, Texas                 78701
    ----------------------------------                 -----
    (Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code (512) 435-7000
                                                   --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes             No   X
              -----          -----

    As of December 20, 1996, there were 6,526,086 shares of the registrant's
                     Common Stock, no par value, outstanding

                                TABLE OF CONTENTS


                                                                        PAGE NO.
                                                                        --------
PART I  Financial Information
------
Item 1. Financial Statements
Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations Properties

PART II  Other Information
-------

Item 1. Legal Proceedings
Item 2. Changes in Securities
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K

Signatures

                                     PART I

ITEM 1. FINANCIAL STATEMENTS



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                 AUTOBOND ACCEPTANCE CORPORATION & SUBSIDIARIES



                           CONSOLIDATED BALANCE SHEETS


                                                      12/31/95   9/30/96
                                     ASSETS
                                                                (unaudited)
          Cash & equivalents                             92,660     335,604
          Restricted cash                               360,266     168,927
          Cash held in escrow                         1,322,571   1,386,578
          Finance contracts held for sale, net        3,354,821     804,808
          Repossessed assets held for sale              673,746     393,760
          Class B Certificates                        2,834,502   8,338,160
          Excess servicing receivable                   846,526   2,347,028
          Debt issuance cost                            700,000   1,133,816
          Trust receivable                              525,220   2,749,138
          Due from affiliate                                 --     133,547
          Prepaid expenses &   Other                    354,208   1,572,463
                                                     ----------  ----------
                Total assets                        $11,064,520 $19,363,831
                                                     ======================

                                   LIABILITIES
                              & SHAREHOLDERS EQUITY
          Liabilities:
          Revolving credit                            1,150,421           -
          Notes payable                               2,674,597   7,971,696
          Repurchase agreement                        1,061,392           -
          Subordinated debt                                   -     300,000
          Accounts payable and accrued liabilities    1,836,082   1,477,923
          Bank overdraft                                861,063   1,991,012
          Payable to affiliate                          255,597           -
          Deferred income taxes                         199,000   1,783,136
                                                     ----------  ----------
               Total liabilities                     $8,038,152 $13,523,768
                                                     ----------  ----------
          Shareholder's equity
          Common stock                                    1,000       1,000
          Additional paid-in capital                  2,912,603   2,912,603
          Deferred compensation                         (62,758)    (24,206)
          Loans to shareholders                        (153,359)   (450,363)
          Retained earnings                             328,882   3,401,028
                                                     ----------  ----------
              Total S/H equity                        3,026,368   5,840,063
                                                     ----------  ----------
              Total Liab & S/H equity               $11,064,520 $19,363,831
                                                     ==========  ==========

                 AUTOBOND ACCEPTANCE CORPORATION & SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                      --------------------         --------------------
                                                         3 MONTHS ENDED               9 MONTHS ENDED
                                                      --------------------         --------------------
                                                       9/30/95   9/30/96            9/30/95   9/30/96
                                                      --------------------         ---------------------
          REVENUES:
          Interest Income                            1,098,660     600,557         1,900,441   2,070,909
          Interest Expense
                                                      (750,106)   (669,816)       (1,134,459) (1,807,335)
                                                      --------------------         ---------------------
          Net Interest Income                          348,554     (69,258)          765,982     263,574
          Gain on Sale of Finance Contracts                  -   3,679,081           133,684   9,423,067
          Servicing Fees                                45,998     197,597            54,561     474,805
                                                      --------------------         ---------------------

           Total Revenues                            $ 394,553  $3,807,420       $   954,228 $10,161,445
                                                      --------------------         ---------------------

          EXPENSES:
          Loan Loss Provision                           225,000     49,750           430,000     113,234
          Salaries & Benefits                           360,493  1,236,353           740,576   3,082,399
          General & Administrative                      241,873    433,163           823,762   1,317,511
          Other Operating Expenses                      204,706    190,637           528,781     842,019
                                                      --------------------         ---------------------

           Total Expenses                           $ 1,032,072 $1,909,902       $ 2,523,119  $5,355,163
                                                      --------------------         ---------------------

          Net Income before Taxes                      (637,519) 1,897,518        (1,568,891)  4,806,282

          Provision for Income Taxes                          -    614,136                 -   1,634,136
                                                      --------------------         ---------------------

          Net Income before Extraordinary item         (637,519) 1,283,382        (1,568,891)  3,172,146

          Extraordinary Item                                  -          -                 -     100,000
                                                      --------------------         ---------------------

          NET INCOME                                $  (637,519)$1,283,382       $(1,568,891) $3,072,146
                                                      ====================         =====================

          Shares Outstanding                          5,118,750  5,701,086         5,118,750   5,701,086

          EARNINGS PER SHARE                             $(0.12)     $0.23            $(0.31)      $0.54
                                                      ====================         =====================


                 AUTOBOND ACCEPTANCE CORPORATION & SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                   THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                                       -----------------------               --------------------------
                                                             1995        1996                    1995         1996
                                                       -----------------------               --------------------------
                                                                                                 (unaudited)
Cash flows from operating activities:
     Net income (loss)                                       $  (637,520)   $1,283,382          $(1,568,892)    $3,072,146
     Adjustments to reconcile net income
     to net cash used in operating activities:
          Amortization of finance contract acquisition
           discount & insurance                                  (52,625)     (282,575)             (94,430)    (1,161,132)
          Amortization of deferred compensation                                 12,784                    -          38,552
          Provision for credit losses                            225,000        49,750              430,000         113,234

          Deferred income taxes                                                614,136                            1,584,136

          Amortization of excess servicing receivable                          360,781                              894,795

          Amortization of debt issuance cost                                   106,500                              242,071

          Changes in operating assets & liabilities:

          Restricted cash                                        (143,403)     107,370             (521,395)        191,339
          Cash held in escrow                                                  280,269                              (64,007)
          Prepaid expenses and other assets                       172,307     (740,363)              74,000      (1,218,255)
          Class B Certificates                                              (2,245,852)                          (5,503,658)
          Excess servicing receivable                                         (238,253)             (79,934)     (1,500,502)
          Accounts payable & accrued liabilities                               (28,920)             388,672        (358,159)
          Due to/from affiliate                                  (491,038)     (46,847)              57,472        (389,144)
     Purchases of finance contracts                            (7,241,924)  24,371,694)         (19,448,876)     57,729,995)
     Repayments of finance contracts                              764,057      278,638            1,469,228         603,595
     Sales of finance contracts                                             23,171,959            1,351,303      59,014,035
                                                               -----------------------           --------------------------
        Net cash used in  operating activities                 (7,405,146)  (1,688,935)         (17,942,852)     (2,170,952)
                                                               -----------------------           --------------------------

 Cash flows from investing activities:
     Advances to AutoBond Receivables Trusts                                 (691,570)                            (2,223,918)
     Loans to Shareholders                                       (138,638)    (14,329)            (134,500)         (297,004)
     Disposal porcees from repossessions                                      119,808                              1,095,470
                                                              -----------------------             --------------------------
        Net cash used in investing activities                    (138,638)   (586,091)             (134,500)      (1,425,452)
                                                              -----------------------             --------------------------

 Cash flows from financing activities:
     Net borrowings (repayments) under revolving
       credit agreements                                        6,814,865    (237,292)           17,832,378        (1,150,421)
     Debt issuance costs                                                     (416,456)                               (675,887)
     Proceeds (repayments) from borrowings under
       repurchase agreement                                                                                        (1,061,392)
     Proceeds from notes payable                                            2,403,027                               9,137,333
     Payments on notes payable                                               (679,550)                             (3,840,234)
     Proceeds from subordinated debt borrowings                                                                       300,000
     Shareholder contributions                                  2,221,415                        2,097,344
     Increase (repayments) of bank overdraft                     (483,161)   (194,835)             (36,122)         1,129,949
                                                              -----------------------            ----------------------------
        Net cash provided by financing activities               8,553,119     874,894           19,893,600          3,839,348
                                                              -----------------------            ----------------------------

 Net increase in cash & cash equivalents                        1,009,335  (1,487,277)           1,816,248            242,944
 Cash & cash equivalents at beginning of period                   806,913   1,822,881                    -             92,660
                                                              -----------------------            ----------------------------
 Cash & cash equivalents at end of period                     $ 1,816,248  $  335,604           $1,816,248           $335,604
                                                              ========================          ==============================
Supplemental disclosure of cash flow information:
     Cash paid for interest                                   $   750,106  $   563,315          $1,134,459         $1,575,025
                                                              ========================          =============================
     Cash paid for income taxes                               $         -  $         -          $        -         $        -
                                                              ========================          =============================

Non-cash investing & financing activities:
     Accrual of debt issuance cost                            $         -  $        -          $        -          $        -
                                                              =======================          ==============================
     Repossession of automobiles                              $   359,125  $   41,762          $  403,474          $  857,246
                                                              =======================          ==============================

                      AUTOBOND CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

               The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principle for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Operating results for the nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the audited financial statements and footnotes thereto included in the Company's initial public offering Prospectus, which is included in its Registration Statement on Form S-1 (No.
333-05359).

2. EARNINGS PER SHARE

               Earnings per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the year. Primary and fully diluted earnings per share are the same for all periods presented. Effective May 30, 1996, the Board of Directors of the Company voted to effect a 767.8125-for-1 stock split. All share information and earnings per share calculations for the periods presented in the financial statements herein, and the notes hereto, have been retroactively restated for such stock split.

               The weighted average number of common and common equivalent shares outstanding for the purposes of computing net income (loss) per share were 5,701,086 and 5,118,750 for the three and nine months ended September 30, 1996 and 1995 respectively.

3. STOCKHOLDERS' EQUITY

               On November 14, 1996, the Company completed its initial public offering of 1,075,000 shares of common stock (the "Offering"), of which 825,000 were newly issued by the Company. The Offering represented approximately 16.6% ownership of the Company. Net proceeds of the Offering (of approximately $6.3 million) were used primarily to repay subordinated indebtedness and to acquire finance contracts. The balance of the proceeds were used for general corporate purposes, including working capital. For further information about the Offering, refer to the Company's Registration Statement on Form S-1 (No. 333-05359).

4. FINANCE CONTRACTS HELD FOR SALE:

          The following amounts are included in Finance Contracts held for sale as of:

                                                               December 31
                                                       --------------------------
                                                                                   September 30,
                                                          1994             1995         1996
                                                          ----             ----    -------------
                                                                                    (Unaudited)
Principal balance of Finance Contracts held for sale   $ 2,459,424    $ 3,539,195    $   842,180
Prepaid insurance ..................................       156,095        260,155         35,064
Contract acquisition discounts .....................      (209,040)      (350,827)       (50,470)
Allowance for credit losses ........................       (45,000)       (93,702)       (21,966)
                                                       -----------    -----------    -----------
                                                       $ 2,361,479    $ 3,354,821    $   804,808
                                                       ===========    ===========    ===========

5. REVOLVING CREDIT AGREEMENTS:

          Effective August 1, 1994, the Company entered into a Secured Revolving Credit Agreement with Sentry Financial Corporation ("Sentry") which was amended and restated on July 31, 1995. The amended agreement ("Revolving Credit Agreement") provides for a $10,000,000 warehouse line of credit which terminates December 31, 2000, unless terminated earlier by the Company or Sentry upon meeting certain defined conditions. The proceeds of the Revolving Credit Agreement are to be used to originate and acquire Finance Contracts, to pay for loss default insurance premiums, to make deposits to a reserve account with Sentry, and to pay for fees associated with the origination of Finance Contracts. The Revolving Credit Agreement is collateralized by the Finance Contracts acquired with the outstanding borrowings, and a guarantee by the majority shareholder and an affiliate, wholly owned by the majority shareholder. The Company pays a utilization fee of up to 0.21% per month on the average outstanding balance of the Revolving Credit Agreement. The Revolving Credit Agreement also requires the Company to pay up to 0.62% per quarter on the average unused balance. Interest is payable monthly and accrued at a rate of prime plus 1.75% (10.25% at December 31, 1995). The Revolving Credit Agreement contains certain restrictive covenants, including requirements to maintain a certain minimum net worth, and cash and cash equivalent balances. Under the Revolving Credit Agreement, the Company paid interest of $411,915 for the year ended December 31, 1995.

        Pursuant to the Revolving Credit Agreement, the Company is required to pay a $700,000 warehouse facility fee payable upon the successful securitization of Finance Contracts. The $700,000 is payable in varying amounts after each of the first three securitizations. The Company accrued the $700,000 debt issuance cost upon the first securitization in December, 1995, the date the Company determined the liability to be probable in accordance with SFAS No. 5. The $700,000 debt issuance cost is being amortized as interest expense through December 31, 2000, the termination date of the Revolving Credit Agreement, utilizing the effective interest method.

        Effective June 16, 1995, the Company entered in to a $25,000,000 Credit Agreement with Nomura Asset Capital Corporation ("Nomura") which allowed for advances to the Company though June 2000 with all outstanding amounts to mature June 2005. Advances outstanding under the facility accrued interest at the three month LIBOR rate plus 6.75% which approximated 12.59% at December 31, 1995. The warehouse facility allowed Nomura to terminate the agreement upon 120 days notice. On October 6, 1995, the Company received notice of Nomura's intent to terminate, and all outstanding advance amounts together with accrued interest were paid by the Company prior to March 31, 1996.

        Effective May 21, 1996 the Company, through its wholly-owned subsidiary AutoBond Funding Corporation II, entered into a $20 million revolving warehouse facility (the "Revolving Warehouse Facility"), with Peoples Security Life Insurance Company (an affiliate of Providian Capital Management), which expires December 15, 1996. The proceeds from the borrowings under the Revolving Warehouse Facility are to be used to acquire Finance Contracts, to pay credit default insurance premiums and to make deposits to a reserve account. Interest is payable monthly at a per annum rate of LIBOR plus 2.60%. The Revolving Warehouse Facility also requires the Company to pay a monthly fee on the average unused balance of 0.25% per annum. The Revolving Warehouse Facility is collateralized by the Finance Contracts acquired with the outstanding borrowings. The revolving Warehouse Facility contains certain covenants and representations similar to those in the agreements governing the Company's existing securitizations.

6. NOTES PAYABLE:

        Pursuant to the securitization completed in December 1995, the Company entered into a term loan agreement with a...company to borrow approximately
$2,684,000. The loan was collateralized by the Company's Class.....B Certificate in the Trust as well as the Transferor's Interest in the cash flows of the Trust
 . The loan accrued interest at 20% per annum payable monthly and principal payments were made based on principal payments received on the Class B Certificates.

        Effective April 8, 1996, the outstanding balance of $2,585,757 was refinanced through a non-recourse term loan entered into with a new finance company. The term loan is collateralized by the Company's Class B Certificates, and matures April 8, 2002. The term loan bears interest at 15% per annum payable monthly. Principal and interest payments on the term loan are paid directly by the Trustee to the finance company and are based on payments required to be made to the Class B Certificateholder pursuant to the Trust. The Company can prepay the term loan in whole or part at any time if the holder seeks to transfer such loan to a third party.

        Effective March 28, 1996, the Company obtained another non-recourse term loan in the amount of $2,059,214 from an institutional investor under similar terms as described in the preceding paragraph. The loan is collateralized by the Class B Certificates issued to the Company pursuant to the March 29, 1996 securitization transaction. The Company may prepay the loan in whole or in part at any time subsequent to March 28, 1997, or any time after receiving notice by the investor of its intent to transfer the loan to a third party. The maturity date of the loan is the earlier of March 28, 2002 or the date that all outstanding principal and accrued interest has been paid by the Trustee or the Company.

        Effective June 27, 1996, the Company obtained a third non-recourse term loan in the amount of $2,066,410 from an institutional investor under similar terms as described in the preceding two paragraphs. The loan is collateralized by the Class B Certificates issued to the Company pursuant to the June 27, 1996 securitization transaction. The Company may prepay the loan in whole or in part at any time subsequent to June 27, 1997, or any time after receiving notice by the investor of its intent to transfer the loan to a third party. The maturity date of the loan is the earlier of April 15, 2002 or the date that all outstanding principal and accrued interest has been paid by the Trustee.

               Effective September 30, 1996, the Company obtained non-recourse term loans in the aggregate amount of $2,403,027 from institutional investors under similar terms as described in the preceding paragraphs. The loans are collateralized by the Class B Certificates issued to the Company pursuant to the September 30, 1996 securitization transaction. The Company may repay the loans in whole or in part at any time subsequent to September 30, 1997, or any time after receiving notice by an investor of its intent to transfer its loan to a third party. The maturity date of each loan is the earlier of September 30, 2002 or the date that all outstanding principal and accrued interest has been paid by the Trustee or the Company.

        During July 1996, a private investment management company entered into a commitment agreement to provide the Company financing collateralized by the senior excess spread interests to be created in each of the Company's securitization transactions through September 1997. Timing and amount of payments of interest and principal on the loans will correspond to distributions from the securitization trusts on the Class B Certificates. The interest rate of such loans will be 15% per annum, payable monthly. The commitment is subject to the Company's ability to continue meeting several provisions, including: (1) similarly structured securitization transactions; (2) the absence of rating downgrades and defaults from previous securitizations; and (3) satisfactory performance reports.

7. COMMITMENTS AND CONTINGENCIES:

           The Company leases office space, furniture, fixtures and equipment under operating leases and allocates a significant portion of such costs to the Company based on estimated usage. The affiliate reports such leases as operating leases. Total rent expense allocated to the Company under all operating leases was approximately $237,938 and $268,022 in the first nine months of 1995 and 1996 respectively.

        The aggregate minimum rental commitments of the affiliate for all non-cancelable operating leases with initial or remaining terms of more than one year are as follows:


        Year ending
         1996.............................................      $382,888
         1997.............................................       378,498
         1998.............................................       154,250

        The Company guaranteed a working capital line entered into by the Company's majority shareholder. Total borrowings of $2,250,000 under such line of credit were contributed to the Company as additional paid-in capital during the year ended December 31, 1995. The indebtedness of the majority shareholder is repaid from and collateralized by a portion of cash flows from Finance Contracts underlying certain securitization transactions completed by the majority shareholder and affiliates owned by the majority shareholder, The outstanding balance guaranteed by the Company at December 31, 1995 was approximately $2,000,000. All amounts outstanding under the working capital line, if any, are expected to be repaid from the sale of a portion of the majority shareholder's common stock upon successful completion by the Company of an initial public offering. In April 1996, the Company made a payment of $89,000 as a principal reduction in the working capital line to bring the outstanding balance to the maximum permitted outstanding amount as of March 31, 1996. Effective September 26, 1996 the Company was released from its guarantee of the shareholder's debt and the outstanding amounts of such debt were repaid by the selling shareholders from IPO proceeds.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and the other financial data included herein. The financial information set forth below has been rounded in order to simplify its presentation. However, the ratios and percentages set forth below are calculated using the detailed financial information contained in the Financial Statements and the Notes thereto, and the financial data included elsewhere in this Prospectus. The unaudited results for the nine months ended September 1996 are not necessarily indicative of results to be expected for the entire fiscal year ended December 31, 1996.

        AutoBond Acceptance Corporation ("the Company") is a specialty consumer finance company engaged in underwriting, acquiring, servicing and securitizing retail installment contracts ("finance contracts") originated by franchised automobile dealers in connection with the sale of used and, to a lesser extent, new vehicles to selected consumers with limited access to traditional sources of credit ("subprime consumers"). Subprime consumers generally are borrowers unable to qualify for traditional sources of credit financing due to one or more of the following reasons: negative credit history (which may include late payments, charge-offs, bankruptcies, repossessions or unpaid judgments); insufficient credit, employment or residence histories or high debt-to-income or payment-to-income ratios (which may indicate payment or economic risk).

        The Company acquires contracts directly from franchised automobile dealers, makes credit decisions using its own underwriting guidelines and credit personnel and performs the collection function for finance contracts using its own collections department. The Company also acquires finance contracts from third parties other than dealers, for which the Company reunderwrites and collects such finance contracts in accordance with the Company's standard guidelines. The Company securitizes portfolios of these retail automobile installment contracts to efficiently utilize limited capital to allow continued growth and to achieve sufficient finance contract volume to allow profitability. The Company markets a single finance contract acquisition program to automobile dealers which adheres to consistent underwriting guidelines involving the purchase of primarily late-model used vehicles.

REVENUES

        The Company's primary sources of revenues consist of three components: net interest income, gain on sale of finance contracts and servicing and collection fees.

        Net Interest Income. Net interest income consists of the sum of two components: (i) the difference between interest income earned on finance contracts held for sale and interest expense incurred by the Company pursuant to borrowings under its warehouse and other credit facilities; and (ii) the accretion of finance contract acquisition discounts. Other factors influencing net interest income during a given fiscal period include (a) the annual percentage rate of the finance contracts acquired, (b) the aggregate principal balance of finance contracts acquired and funded through the Company's warehouse and other credit facilities prior to securitization, (c) the length of time such contracts are funded by the warehouse and other credit facilities prior to securitization and (d) the average cost of funds under the warehouse and other credit facilities. Finance contract acquisition growth has had a significant impact on the amount of net interest income earned by the Company.


Gain on Sale of Finance Contracts. Upon completion of a securitization, the Company recognizes a gain on sale of finance contracts equal to the present value of future excess spread cash flows from the securitization trust, and the difference between the net proceeds from the securitization and the net carrying cost (including the cost of VSI Policy premiums) to the Company of the finance contracts sold. The Class B Certificates and the excess servicing receivable are determined based on the estimated present value of excess spread cash flows from a securitization trust. Excess spread cash flows represent the difference between the weighted average contract rate earned and the rate paid on Class A Certificates issued to third party investors in the securitization, less servicing fees and other costs, over the life of the securitization. Excess spread cash flows are computed by taking into account certain assumptions regarding prepayments, defaults, proceeds from disposal of repossessed assets, and servicing and other costs. The Class B Certificates and excess servicing receivable are determined by discounting the excess spread cash flows at a rate based on assumptions that market participants would use for similar financial instruments subject to prepayment, default, collateral value and interest rate risks. The Class B Certificates are then formed by carving out 80% of the discounted excess spread cash flows. The remaining 20% of the discounted excess spread cash flows represent excess servicing receivable. All excess spread cash flows are paid by the securitization Trustee to the Class B Certificateholders until such time as all accrued interest at 15% together with principal have been paid in full. Subsequently, all remaining excess spread cash flows are paid to the Company and are referred to as the 'Transferor's Interest." The discounted Transferor's Interest is reported in the balance sheets as excess servicing receivable. In each securitization, all of the Class B Certificates and Transferor's Interest are retained by the Company. The Class B Certificates are used by the Company as collateral on its non-recourse term loans entered into with investors. Each quarter, the Company performs an impairment review of the excess servicing receivable by calculating the net present value of the expected future excess spread cash flows to the Company from the securitization trust using the same discount rate used to record the initial excess servicing receivable. To the extent that market and economic changes occur which adversely impact the assumptions utilized in determining the excess servicing receivable, the Company would record a charge against servicing fee income and write down the asset accordingly. Impairment is determined on a disaggregated basis consistent with the risk characteristics of the underlying finance contracts, consisting principally of origination date and originating dealership, as well as the performance of the pool to date. There were no adjustments required as a result of impairment reviews during any of the periods presented in the financial statements. Should the Company be unable to securitize finance contracts in the form of a sale in a financial reporting period, the Company would likely incur a significant decline in total revenues and net income or report a loss for such period. To date, the Company's securitizations have been characterized as debt for tax purposes. Since the Company records a provision for income taxes on securitizations, alternatively characterizing securitizations as sales for tax purposes would have no effect on net income, although the timing of tax payments by the Company would be accelerated.

        Gain on sale of finance contracts was $3,951,706, $2,749,612, $2,972,804, and $3,679,081 for each of the securitizations occurring in December 1995, March 1996, June, 1996 and September 1996 respectively. This represents approximately 15.05%, 16.60%, 16.67% and 16.50% of the outstanding balances of the finance contracts at each of the respective securitization dates. Gain on sale can be broken into three major components: the amount by which the proceeds from the sale of Class A Certificates exceeds the Company's cost basis in the contracts, costs of sale (primarily placement, rating agent, and legal and accounting fees), and discounted excess spread cash flows (the Class B Certificates and Transferor's Interests).

        The Company's costs basis in finance contracts sold has varied from approximately 97.5% to 98.0% of the value of the Class A Certificates. This portion of recognized gain on sale will vary based on the Company's cost of insurance covering the finance contracts and the discount obtained upon acquisition of the finance contracts.

        Further, the excess spread component of recognized gain is affected by various factors, including most significantly, the coupon on the Class A Certificates and the age of the finance contracts in the pool, as the excess spread cashflow from a pool of aged, as opposed to new, finance contracts is less. The aging (capture of excess spread prior to securitization) necessarily results in less available excess spread cash flow from the securitization. The Company believes that margins in the range of those previously recognized are sustainable subject to adverse interest rate movements, availability of VSI insurance at current rates and the Company's ability to continue purchasing finance contracts at approximately an 8.5% discount.

        The gain on sale of finance contracts is affected by the aggregate principal balance of contracts securitized and the gross interest spread on those contracts. The following table illustrates the gross interest spread for each of the Company's securitizations:


                                 Remaining     Weighed
                                 Balance at    Average
                      Original  September 30,  Contract Certificate             Gross
Securitization        Balance(1)   1996         Rate       Rate     Ratings(2) Spread(3)
--------------        ----------   ----         ----       ----     ---------- ---------

AutoBond Receivables
   Trust 1995-A ....   $26,261   $26,261        18.9%    7.23%        A/A3      11.7%
AutoBond Receivables
   Trust 1996-A ....    16,563    16,563        19.7     7.15         A/A3      12.5
AutoBond Receivables
    Trust 1996-B ...    17,833    17,833        19.7     7.73         A/A3      12.0
AutoBond Receivables
    Trust 1996-C ...    22,297    22,297        19.7     7.45         A/A3      12.2
                        ------    ------        ----     ----         ----      ----

    Total ..........    82,954    82,954
                        ======    ======

--------------

(1)  Refers only to balances on Class A investor certificates.

(2) Indicates ratings by Fitch Investors Service, LP. and Moody's Investors Service, Inc., respectively. (3) Difference between weighted average contract rate and senior Class A Certificate rate. (4) Before expiration of the revolving period for such trust.


        Servicing Fee Income. The Company earns substantially all of its servicing fee income on the contracts it services on behalf of securitization trusts. Servicing fee income consists of: (i) contractual servicing fees received through securitizations, equal to $7.00 per month per contract included in each trust (excluding amounts paid to third-party servicers by the trust);
(ii) Transferor's Interest, reduced by the amortization of the excess servicing receivable; and (iii) fee income earned as servicer for such items as late charges and documentation fees, which are earned whether or not a securitization has occurred.

FINANCE CONTRACT ACQUISITION ACTIVITY

The following table sets forth information about the Company's finance contract acquisition activity.

                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30
                                           YEAR ENDED             -----------------------
                                      DECEMBER 31, 1995            1995             1996
                                      -----------------            ----             ----
                                   (DOLLARS IN THOUSANDS)
Number of finance contracts acquired           2,659               1,656          4,979(1)
Principal balance of finance contracts       $31,915              19,725         57,730(1)

-----------
(1) Includes $8.6 million in aggregate principal amount of finance contracts acquired from First Fidelity Acceptance Corp. and included in the third quarter securitization.

        The Company's third quarter securitization included $8,618,441 in aggregate principal amount of finance contracts purchased by the Company from Greenwich Capital Financial Products, Inc. ("GCFP"), pursuant to a loan sale agreement among the Company, GCFP and First Fidelity Acceptance Corp. ("FFAC"), the originator of the finance contracts. The Company reunderwrote the finance contracts, paid premiums under the VSI Policy, and will service the finance contracts. In the fourth quarter of 1996, the Company has purchased approximately $6.5 million of additional finance contracts from GCFP and FFAC under the loan sale agreement. The Company acquired 1,469 finance contracts from dealers, totalling $16,916,971 in aggregate principal amount, during the third quarter of 1996, compared with 2,856 finance contracts acquired from dealers, totalling $33,358,000, during the first six months of 1996.

RESULTS OF OPERATIONS

               Period-to-period comparisons of operating results may not be meaningful, and results of operations from prior periods may not be indicative of future results. Comparisons of the three and nine month periods ended September 30, 1995 and 1996 may not be meaningful as there were no securitization transactions, and only a small whole-loan sale transaction, during the first nine months of 1995. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto.

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1995

TOTAL REVENUES

               Total revenues increased to $3.8 million and $10.2 million, respectively, for the three and nine months ended September 30, 1996 from $394,553 and $954,228 for the comparable periods ended September 30, 1995, due to gains and servicing income from securitization transactions, offset slightly by decreases in net interest income.

               NET INTEREST INCOME. Net interest income decreased to ($69,258) and $263,574, respectively, for the three and nine months ended September 30, 1996 from $348,554 and $765,982 for the three and nine months ended September 30, 1995. The decrease in net interest income was due to an increase in overall net borrowing costs and fees associated with Revolving Credit Facilities and the sale of finance contracts in 1996 pursuant to securitizations.

               GAIN ON SALE OF FINANCE CONTRACTS. For the three and nine months ended September 30, 1996, gain on sale of finance contracts amounted to $3.7 million and $9.4 million, respectively. For the nine months ended September 30, 1996, the Company completed three securitizations aggregating approximately $56.7 million in principal amount of finance contracts and the gain on sale of finance contracts accounted for 92.7% of total revenues. For the nine months ended September 30, 1995, there were no securitization transactions and only a small whole-loan sale.

               SERVICING FEE INCOME. The Company reports servicing fee income only with respect to finance contracts that are transferred to a securitization trust. In the nine months ended September 30, 1996, servicing fee income was $474,805, of which $304,487 was collection agent fees and $170,318 arose from excess spread cash flows net of amortization of the excess servicing receivable. Servicing fee income for the three months ended September 30, 1996 was $197,597. The Company had completed no securitizations and only a small whole-loan sale as of September 30, 1995 and reported no servicing fee income through such date.

TOTAL EXPENSES

               Total expenses were $1.9 million for the three months ended September 30, 1996, compared with $1.0 for the comparable 1995 period. Total expenses of the Company increased $2.9 million to $5.4 million for the nine months ended September 30, 1996 from $2.5 million for the nine months ended September 30, 1995. Although operating expenses increased during the nine months ended September 30, 1996, the Company's finance contract portfolio grew at a faster rate than the rate of increase in operating expenses. As a result, total expenses as a percentage of total principal balance of finance contracts acquired in the period decreased to 9.3% in the nine months ended September 30, 1996 from 12.8% in the nine months ended September 30, 1995.

               The overall increases in expenses for the 1996 nine month period was due to increased salary expense and operational expenses due to growth in finance contract acquisition volume.

NET INCOME

               In the three and nine months ended September 30, 1996, net income increased to $1.3 million and $3.2 million, respectively, from losses of $637,519 and $1.6 million, respectively, for the three and nine months ended September 30, 1995. The increase was attributable to the three securitization transactions completed in the first nine months of 1996, while there were no securitization transactions and only one small whole-loan sale during the first nine months of 1995.

FINANCIAL CONDITION

        FINANCE CONTRACTS HELD FOR SALE, NET. The number and principal balance of contracts held for sale are largely dependent upon the timing and size of the Company's securitizations. The Company plans to securitize contracts on a regular quarterly basis.

        TRUST RECEIVABLE. At the time a securitization closes, the Company's securitization subsidiary is required to fund a cash reserve account within the trust to provide additional credit support for the senior trust certificates. Additionally, depending on the structure of the securitization, a portion of the future excess spread cash flows from the trust is required to be deposited in the cash reserve account to increase the initial deposit to a specified level. Amounts on deposit in cash reserve accounts are also reflected as advances to the relevant trust under the item "Cash flows from investing activities" in the Company's consolidated statements of cash flows. The initial cash reserve deposits for the December, 1995, March 1996, June 1996 and September 1996 securitizations were $525,220, $331.267, $356,658 and $445,934, respectively, equivalent to 2% of the initial principal amount of the senior trust certificates. A portion of excess spread cash flows will increase such reserves until they reach 6% (or higher if certain delinquency or net loss ratios are reached).

       EXCESS SERVICING RECEIVABLE. The following table provides historical data regarding the excess servicing receivable:

                                                                      NINE MONTHS ENDED
                                                                         SEPTEMBER 30
                                           YEAR ENDED                ------------------
                                       DECEMBER 31, 1995             1995        1996
                                       -----------------             ----        ----
                                   (DOLLARS IN THOUSANDS)
Beginning balance...................         $    0                  $0        $  847
Additions...........................            895                   0         2,395
Amortization........................            (48)                  0          (895)
                                                ----                 --        -------
Ending balance .....................            $847                 $0        $2,347
                                                ====                 ==        ======


DELINQUENCY EXPERIENCE

        The following table reflects the delinquency experience of the Company's finance contract portfolio at December 31, 1995 and September 30 1995 and 1996:

                                                                         SEPTEMBER 30
                                           DECEMBER 31,        --------------------------------
                                               1995                  1995             1996
                                         -----------------     -----------------  -------------
                                                         (DOLLARS IN THOUSANDS)
Principal balance of finance
   contracts outstanding.........         $31,311                 19,846          78,880
Delinquent finance contracts (1):
   60-89 days past due..............          474    1.51%           383   1.93%   1,396  1.77%
   90 days past due and over........          246    0.79            196   0.99%     761  0.96
                                         --------    -----     ---------   -----  ------  ----


------------
(1) Percentage based on outstanding balance. Excludes finance contracts where the underlying vehicle is repossessed, the borrower is in bankruptcy, or there are insurance claims filed.


CREDIT LOSS EXPERIENCE

        An allowance for credit losses is maintained for all contracts held for sale. The Company reports a provision for credit losses on finance contracts held for sale. Management evaluates the reasonableness of the assumptions employed by reviewing credit loss experience, delinquencies, repossession trends, the size of the finance contract portfolio and general economic conditions and trends. If necessary, assumptions will be changed in the future to reflect historical experience to the extent it deviates materially from that which was assumed. Since inception, the Company's assumptions have been consistent and are adequate based upon actual experience. Accordingly, no additional charges to earnings to date have been necessary to accommodate more adverse experience than anticipated.

        If a delinquency exists and a default is deemed inevitable or the collateral is in jeopardy, and in no event later than the 90th day of delinquency, the Company's Collections Department will initiate the repossession of the financed vehicle. Bonded, insured outside repossession agencies are used to secure involuntary repossessions. In most jurisdictions, notice to the borrower of the Company's intention to sell the repossessed vehicle is required, whereupon the borrower may exercise certain rights to cure his or her default or redeem the automobile. Following the expiration of the legally required notice period, the repossessed vehicle is sold at a wholesale auto auction (or in limited circumstances, through dealers), usually within 60 days of the repossession. The Company closely monitors the condition of vehicles set for auction, and procures an appraisal under the VSI Policy prior to sale. Liquidation proceeds are applied to the borrower's outstanding obligation under the finance contract and loss deficiency claims under the VSI Policy and Credit Endorsement thereto are then filed. The physical damage and loss provisions of the VSI Policy insures each financed vehicle against losses relating to (i) physical damage to repossessed vehicles, (ii) failure to file or record necessary instruments or documents, and
(iii) loss or confiscation of the vehicle. Generally the amount of coverage will not exceed (i) the vehicle's replacement value, (ii) its cash value less salvage value, (iii) the unpaid Finance Contract balance, (iv) $40,000 per vehicle ($25,000 per occurrence for repossessed vehicles), or (v) the lesser of the amounts under clauses (i)-(iv) above less other insurance coverage on the vehicle. The Company also obtained credit deficiency balance coverage through the Credit Default Endorsement of the VSI Policy. The Company will consider alternative methods of credit enhancement for its portfolio or its securitizations depending upon market conditions.

        Because of the Company's limited operating history, its finance contract portfolio is somewhat unseasoned. Accordingly, delinquency and charge-off rates in the portfolio may not fully reflect the rates that may apply when the average holding period for finance contracts in the portfolio is longer. Increases in the delinquency and/or charge-off rates in the portfolio would adversely affect the Company's ability to obtain credit or securitize its receivables.

REPOSSESSION EXPERIENCE - STATIC POOL ANALYSIS

        Because the Company's finance contract portfolio is continuing to grow rapidly, management does not manage delinquency or losses on the basis of a percentage of the Company's finance contract portfolio, because percentages can be favorably affected by large balances of recently acquired finance contracts. Management monitors actual data on a 'static pool" basis.

        The following table provides static repossession frequency analysis of the Company's portfolio performance from inception through September 30, 1996. In this table, all finance contracts have been segregated by quarter of acquisition. All repossessions have been segregated by the quarter in which the repossessed contract was originally acquired by the Company. Cumulative repossessions equals the ratio of repossessions as a percentage of finance contracts acquired for each segregated quarter. Annualized repossessions equals an annual equivalent of the cumulative repossession ratio for each segregated quarter. This table provides information regarding the Company's repossession experience over time. For example, recently acquired finance contracts demonstrate very few repossessions because properly underwritten finance contracts to subprime consumers generally do not default during the initial term of the contract. After approximately one year of seasoning, frequency of repossessions on an annualized basis appear to reach a plateau. Based on industry statistics and the performance experience of the Company's finance contract portfolio, the Company believes that finance contracts seasoned in excess of approximately 18 months will start to demonstrate declining repossession frequency.

STATIC POOL REPOSSESSION TABLE THROUGH Q3, 1996

                                                                 Repossession Frequency
                                                  -------------------------------------------------
     Year and Quarter of        Repossessions by
        Acquisition             Quarter Acquired  Cumulative (1)  Annualized(2)  Contracts Acquired
        -----------             ----------------  --------------- -------------  ------------------
    1994
        Q3  ...................          1            11.11%          4.94%             9
        Q4.....................         35            18.13           9.07            193
    1995
        Q1.....................         80            15.33%          8.76%           522
        Q2.....................         75            14.40           9.60            521
        Q3.....................         70            11.42           9.14            613
        Q4.....................        112            11.17          11.17          1,003
    1996
        Q1.....................         62             4.73%          6.31%         1,310
        Q2.....................         34             2.19           4.39          1,550
        Q3.....................          1             0.05           0.19          2,119

--------------

(1) For each quarter, cumulative repossession frequency equals the number of repossessions divided by contracts acquired.

(2) Annualized repossession frequency converts cumulative repossession frequency into an annual equivalent (e.g., for Q4 1994, 35 repossessions divided by 193 contracts acquired, divided by 8 quarters outstanding times four equals an annualized repossession frequency of 9.07%).

NET LOSS PER REPOSSESSION

        Upon initiation of the repossession process, it is the Company's intent to complete the liquidation process as quickly as possible. The majority of repossessed vehicles are sold at wholesale auction. The Company is responsible for the costs of repossession, transportation and storage. The Company's net charge-off per repossession equals the unpaid balance less the auction proceeds (net of associated costs) and less proceeds from insurance claims. The following table demonstrates the net charge-off per repossessed automobile since inception.


                                                                              FROM AUGUST 1, 1994
                                                                                   (INCEPTION) TO
                                                                                 OCTOBER 28, 1996
                                                                                 ----------------
Number of finance contracts acquired ............................................        7,841

Number of finance vehicles repossessed ..........................................          543
       Repossessed units disposed of ............................................          260
       Repossessed units in inventory awaiting disposition ......................          283
Cumulative gross charge-offs(1) .................................................    3,000,961
Costs of repossessions(1) .......................................................       69,296
Proceeds from auction, physical damage insurance and refunds(1) .................   (2,131,168)
                                                                                    ----------
       Net loss .................................................................      869,823
       Deficiency insurance settlement received(1) ..............................     (667,086)
                                                                                    ----------
Net charge-offs(1)..............................................................$      272,033

Net charge-off per unit disposed................................................$        1,046
Recoveries as a percentage of cumulative gross charge-offs ......................         93.2%

------------
(1) Amounts are based on actual liquidation and repossession proceeds (including insurance proceeds) received on units for which the repossession process had been completed as of October 28, 1996.


LIQUIDITY AND CAPITAL RESOURCES

        Since inception, the Company has primarily funded its operations and the growth of its finance contract portfolio through seven principal sources of capital: (i) cash flows from operating activities; (ii) funds provided from borrower's payments received under finance contracts held for sale; (iii) borrowings under various warehouse and working capital facilities; (iv) proceeds from securitization transactions; (v) cash flows from servicing fees; (vi) proceeds from the issuances of subordinated debt and capital contributions of principal shareholders; and (vii) proceeds from the Company's initial public offering.

        Cash Flows. Significant cash flows related to the Company's operating activities include the use of cash for purchases of finance contracts, and cash provided by payments on finance contracts and sales of finance contracts. For the year ended December 31, 1995 and the nine months ended September 30, 1996, $31.2 million and $57.7 million, respectively, was used by the Company to purchase finance contracts, $2.7 million and $10.2 million, respectively, was received as payments on finance contracts, and $27.4 million and $56.7 million, respectively, was received from sales of finance contracts, primarily through securitizations. The Company used $525,220 and $1,133,859 to fund cash reserve accounts for the securitizations completed in the year ended December 31, 1995 and the nine months ended September 30, 1996, respectively.

        Significant activities comprising cash flows from financing activities include net repayments under revolving warehouse credit facilities ($904,355 for the year ended December 31, 1995 and $1,150,421 for the nine months ended September 30, 1996) and net proceeds from borrowings against excess spread cash flows ($2.7 million for the year ended December 31, 1995 and $5.3 million for the nine months ended September 30, 1996).

        Warehouse Credit Facilities. The Company obtains a substantial portion of its working capital for the acquisition of finance contracts through warehouse credit facilities. Under a warehouse facility, the lender generally advances amounts requested by the borrower on a periodic basis, up to an aggregate maximum credit limit for the facility, for the acquisition and servicing of finance contracts or other similar assets. Until proceeds from a securitization transaction are used to pay down outstanding advances, as principal payments are received on the finance contracts, the principal amount of the advances may be paid down incrementally or reinvested in additional finance contracts on a revolving basis.

        At September 30, 1996, the Company had no borrowings under a $10.0 million revolving credit facility (the "Sentry Facility") with Sentry Financial Corporation ("Sentry"), which expires on July 31, 1998. The proceeds from borrowings under the Sentry Facility are used to acquire finance contracts, to pay credit default insurance premiums and to make deposits to a reserve account with Sentry. The Company pays a utilization fee of up to 0.21% per month on the average outstanding balance under the Sentry Facility. The Sentry Facility also requires the Company to pay up to 0.62% per quarter on the average unused balance. Interest is payable monthly and accrues at a per annum rate of prime plus 1.75% (which was approximately 10.0% at September 30, 1996).


        The Sentry Facility contains certain conditions and imposes certain requirements, including, among other things, minimum net worth and cash and cash equivalent balances in the reserve accounts. In April 1996, the Company agreed to pay a one-time commitment fee of $700,000 to Sentry.

        On May 22, 1996, the Company, through its wholly-owned subsidiary AutoBond Funding Corporation II, entered into a $20.0 million warehouse facility (the "Providian Facility") with Peoples Security Life Insurance Company (an affiliate of Providian Capital Management). The proceeds from the borrowings under the Providian Facility have been used to acquire finance contracts, to pay credit default insurance premiums and to make deposits to a reserve account. Interest is payable monthly at a per annum rate of LIBOR plus 2.60% with a maximum rate of 11.0% and a minimum rate of 7.60%. The Providian Facility also requires the Company to pay a monthly fee on the average unused balance at a per annum rate of 0.25%. Borrowings under the Providian Facility are rated investment-grade by a nationally recognized statistical rating organization. The Providian Facility contains certain covenants and representations similar to those in the agreements governing the Company's existing securitizations.

        Discussions are currently being held to extend the Providian Facility, which matures on December 27, 1996. Although failure to significantly extend the Providian Facility would leave the Company with only one long-term warehouse facility, management believes that the Company's expected ability to achieve investment grade ratings for similarly structured warehouses should allow the Company to obtain additional warehouse financing on acceptable terms.

        Securitization Program. In its securitization transactions, the Company sells pools of finance contracts to a special purpose subsidiary, which then sells the finance contracts to a trust in exchange for cash and certain retained beneficial interests in future excess spread cash flows. The trust issues two classes of fixed income investor certificates: "Class A Certificates," which are sold to investors, generally at par with a fixed coupon, and subordinated excess spread certificates ("Class B Certificates"), representing a senior interest in excess spread cash flows from the finance contracts, which are typically retained by the Company's securitization subsidiary and which collateralize borrowings on a nonrecourse basis. The Company also funds a cash reserve account that provides credit support to the Class A Certificates. The Company's securitization subsidiaries also retain a "Transferor's Interest" in the contracts that is subordinate to the interest of the investor certificateholders. The retained interests entitle the Company to receive the future cash flows from the trust after payment to investors, absorption of losses, if any, that arise from defaults on the transferred finance contracts and payment of the other expenses and obligations of the trust.

        Securitization transactions impact the Company's liquidity primarily in two ways. First, the application of proceeds toward payment makes additional borrowing available, to the extent of such proceeds, under those facilities for the acquisition of additional finance contracts. In December 1995, March 1996, June 1996 and September 1996 the Company securitized approximately $26.2 million, $16.6 million, $17.8 million and $22.3 million, respectively, in nominal principal amount of finance contracts and used the net proceedsd to pay down borrowings under its warehouse credit facilities. Second, additional working capital is obtained through the Company's practice of borrowing funds, on a non-recourse basis, collateralized by its interest in future excess spread cash flows from its securitization trusts. At September 30, 1996, the Company held excess servicing receivables and Class B Certificates totalling $10.7 million, substantially all of which had been pledged to secure notes payable of $8.0 million.

        Subordinated Debt. The Company issued subordinated debt in the principal amount of $300,000 to an individual investor pursuant to a subordinated note dated as of March 12, 1996. The subordinated note has a final maturity date of March 12, 1997 and provides for payment of interest at a per annum rate of 10.0% and includes a warrant to purchase 18,811 shares Common Stock at a price of $0.53 per share.

        Initial Public Offering. On November 14, 1996, the Company completed the initial public offering of its Common Stock. The closing comprised 825,000 shares sold by the Company (including 75,000 shares issued pursuant to the exercise of the underwriters) overallotment option) and 250,000 shares sold by the Selling Shareholders. With a price to public of $10 per share and an underwriting discount at $.70 per share, the Company received gross proceeds of $7,725,000 from the offering, from which it expects to pay offering expenses of $1.4 million. The net proceeds are being utilized for working capital, debt repayment of $300,000 and investment in finance contracts, including approximately $6.2 million in principal amount acquired from First Fidelity Acceptance Corporation for inclusion in the Company's fourth quarter securitization.

        The warehouse facilities provide the short-term cash needed to accumulate loan pools for securitizations. Under the Company's practice of borrowing funds, on a non-recourse basis, collateralized by its interest in future excess spread cash flows, working capital is thereby provided for the cashflow needs of the Company. The structure of the excess spread cashfiow and related note payable provides for self-amortization of such debt. The Company's excess spread cashflow projections indicate that the excess spread cashflows will be sufficient to retire the related debt within approximately 30 months of its incurrence. Cash from the excess spread retained by the Company is received monthly, commencing immediately upon completion of the securitization transaction. Interest and principal payments are made first to the Class A Certificateholders, then Trust operating expenses are paid. Excess cashflow, comprised of interest and fees from the loans reduced by interest on Class A Certificates and trust operating expenses, is then distributed in two manners. If the cash reserve account is less than the required amount, 35% of the excess cashflow is retained in the trust to build the cash reserves until required levels are met. The remaining 65% of excess spread cashflow is utilized to first pay down any non-recourse borrowing in full, and then distributed to the Company for operating purposes. The final cash flows for each transaction should be released at the expected maturity of 72 months.

        The Company has entered into a commitment with a private investment management company for financing collateralized by the senior excess spread interests to be created in each of the Company's securitization transactions through

September 1997. Timing and amount of payments of interest and principal on the loans will correspond to distributions from the securitization trusts on the Class B Certificates. The interest rate on such loans will be 15% per annum, payable monthly. The commitment also provides that the Class B Certificates evidencing the interests in such senior excess spread cash flows be rated "BB" by Fitch.

        The Company expects that the proceeds of the Company's initial public offering, proceeds from finance contracts, securitization proceeds and borrowings under its warehouse facilities will be sufficient to fund expansion of the Company's business through the end of 1997. The Company has no specific plans or arrangements for additional equity financings, due to the liquidity provided securitizations and financings of excess spread cash flows. The Company believes it will be able to obtain additional funding through an increase in the maximum amount available for borrowings under its warehouse facilities and through securitizations. There can be no assurance, however, that the Company will be able to obtain such additional funding.

PART II

ITEM 1. LEGAL PROCEEDINGS

None other than routine matters in the ordinary course of business.

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 3. DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

               The following reflects all applicable Exhibits required under
        Item 601 of Regulation S-K:

*  3.1         Restated Articles of Incorporation of the Company

*  3.2         Amended and Restated Bylaws of the Company

*  4.1         Specimen Common Stock Certificate

* 10.1         Amended and Restated Loan Origination, Sale and Contribution
               Agreement dated as of December 15, 1995 by and between the Company and AutoBond Funding Corporation I

* 10.2         Security Agreement dated as of May 21, 1996 among AutoBond
               Funding Corporation II, the Company and Norwest Bank Minnesota,
               National Association

* 10.3         Credit Agreement and Side Agreement, dated as of May 21,
               1996 among AutoBond Funding Corporation II, the Company and
               Peoples Life Insurance Company

* 10.4         Servicing Agreement dated as of May 21, 1996 among AutoBond
               Funding Corporation II, CSC Logic/MSA L.L.P., doing business as
               "Loan Servicing Enterprise", the Company and Norwest Bank
               Minnesota, National Association

* 10.5         Loan Acquisition Sale and Contribution Agreement dated as of
               May 21, 1996 by and between the Company and AutoBond Funding
               Corporation II

* 10.6         Second Amended and Restated Secured Revolving Credit Agreement dated as of July 31, 1995 between Sentry Financial Corporation and the Company

* 10.7         Management Administration and Services Agreement dated as of
               January 1, 1996 between the Company and AutoBond, Inc.

* 10.8         Employment Agreement dated November 15, 1995 between Adrian Katz and the Company

* 10.9         Employment Agreement dated February 15, 1996 between Charles A. Pond and the Company

* 10.10        Employment Agreement effective as of May 1, 1996 between William O. Winsauer and the Company

* 10.11        Vender's Comprehensive Single Interest Insurance Policy and Endorsements,
               issued by Interstate Fire & Casualty Company

* 10.12        Warrant to Purchase Common Stock of the Company dated March 12, 1996

* 10.13        Employee Stock Option Plan

* 10.14        Dealer Agreement, dated November 9, 1994, between the Company and Charlie
               Thomas Ford, Inc.

* 10.15        Automobile Loan Sale Agreement, dated as of September 30, 1996, among the
               Company, First Fidelity Acceptance Corp., and Greenwich Capital
               Financial Products, Inc.

* 27.1         Financial Data Schedule

-----------------------------------
* Incorporated by reference from the Company's Registration Statement on From S-1 (Registration No. 333-05359)


(b)     Reports on Form 8-K

        None.

                                      SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on December 22, 1996.


                                            AutoBond Acceptance Corporation


                                              By: /S/ WILLIAM O. WINSAUER
                                                  __________________________
                                                  William O. Winsauer
                                                  (Chairman  of the Board and
                                                  Chief Executive Officer)


                                              By: /S/ WILLIAM J. STAHL
                                                  ___________________________
                                                  William J. Stahl
                                                  (Vice President and Chief
                                                  Financial Officer)