Form 10-Q/A
period 1996-09-30
AUTOBOND ACCEPTANCE CORP
filed 1997-03-31
CIK 1014747

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               AMENDMENT NO. 1
                                      TO
                                   FORM 10-Q


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

PART II

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

  27.1         Financial Data Schedule

-----------------------------------
* Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-05359)


(b)     Reports on Form 8-K

        None.

                                      SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 17, 1997.


                                            AutoBond Acceptance Corporation


                                              By: /S/ WILLIAM O. WINSAUER
                                                  ---------------------------
                                                  William O. Winsauer
                                                  (Chairman  of the Board and
                                                  Chief Executive Officer)


                                              By: /S/ WILLIAM J. STAHL
                                                  ---------------------------
                                                  William J. Stahl
                                                  (Vice President and Chief
                                                  Financial Officer)