Form 10-K405
period 1996-12-31
AUTOBOND ACCEPTANCE CORP
filed 1997-03-31
CIK 1014747

--------------------------------------------------------------------------------

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---   ACT OF 1934

For the fiscal year ended December 31, 1996

                                       or

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

For the transition period from _____________ to _________________

                        COMMISSION FILE NUMBER 000-21673

                         AUTOBOND ACCEPTANCE CORPORATION
             (Exact name of registrant as specified in its charter)

              TEXAS                                          75-2487218
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                        Identification Number)

                               301 CONGRESS AVENUE
                               AUSTIN, TEXAS 78701
               (Address of principal executive offices, zip code)

       Registrant's telephone number, including area code: (512) 435-7000

           Securities registered pursuant to Section 12(b) of the Act:


                                                       NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                           ON WHICH REGISTERED
          -------------------                           -------------------
     COMMON STOCK, NO PAR VALUE PER SHARE              NASDAQ NATIONAL MARKET



        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---

        Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of the voting stock held by non-affiliates of the registrant on March 27, 1997 (based on the closing price on such date as reported on the Nasdaq National Market) was $5,240,625.(1)

        As of March 31, 1997, 6,512,500 shares of Common Stock, no par value per share, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE


--------
    1 Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers, directors and five percent, shareholders of the Registrant, without conceding that all such persons are "affiliates" of the Registrant for purposes of the Federal securities laws.

        Part III -Portions of the Registrant's definitive Proxy Statement with respect to the Registrant's 1996 Annual Meeting of Shareholders, to be filed not later than 120 days after the close of the Registrant's fiscal year.

                      EXHIBIT INDEX IS LOCATED AT PAGE 43
                                  PAGE 1 OF 45




                                       2

--------------------------------------------------------------------------------

                         AUTOBOND ACCEPTANCE CORPORATION

                          1996 FORM 10-K ANNUAL REPORT

                          ----------------------------

                                TABLE OF CONTENTS

                          ----------------------------

                                                                                                 PAGE
                                                                                                NUMBER
                                                PART I
Item 1.        BUSINESS........................................................................1

Item 2.        PROPERTIES......................................................................20

Item 3.        LEGAL PROCEEDINGS...............................................................20

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................20

                                                PART II

Item 5.        MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS.............................................................21

Item 6.        SELECTED FINANCIAL DATA.........................................................22

Item 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS.............................................23

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................................40

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE.............................................40

                                               PART III

Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............................40

Item 11.       EXECUTIVE COMPENSATION..........................................................41

Item 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT......................................................................41

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................41

                                                PART IV

Item 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
               ON FORM 8-K.....................................................................42

                                         PART I

ITEM 1. BUSINESS

GENERAL

        AutoBond Acceptance Corporation (the "Company") is a specialty consumer finance company engaged in underwriting, acquiring, servicing and securitizing retail installment contracts ("finance contracts") originated by franchised automobile dealers in connection with the sale of used and, to a lesser extent, new vehicles to selected consumers with limited access to traditional sources of credit ("sub-prime consumers"). Sub-prime consumers generally are borrowers unable to qualify for traditional financing due to one or more of the following reasons: negative credit history (which may include late payments, charge-offs, bankruptcies, repossessions or unpaid judgments); insufficient credit; employment or residence histories; or high debt-to-income or payment-to-income ratios (which may indicate payment or economic risk).

        The Company acquires finance contracts generally from franchised automobile dealers, makes credit decisions using its own underwriting guidelines and credit personnel and performs the collection function for finance contracts using its own collections department. The Company also acquires finance contracts from third parties other than dealers, for which the Company reunderwrites and collects such finance contracts in accordance with the
Company's standard guidelines. The Company securitizes portfolios of these retail automobile installment contracts to efficiently utilize limited capital to allow continued growth and to achieve sufficient finance contract volume to allow profitability. The Company markets a single finance contract acquisition program to automobile dealers which adheres to consistent underwriting guidelines involving the purchase of primarily late-model used vehicles. This has enabled the Company to securitize those contracts into investment grade securities with similar terms from one issue to another providing consistency to investors. For the period of inception through December 31, 1996, the Company acquired 10,073 finance contracts with an aggregate initial principal balance of $117,699,878, and which had an initial average principal balance, at acquisition, of $11,685, a weighted average annual percentage rate ("APR") of 19.54%, a weighted average finance contract acquisition discount of 8.3% and a weighted average maturity of 52 months. During the year ended December 31, 1996, the Company completed four securitizations pursuant to which it privately placed $81.7 million in finance contract backed securities.

RECENT DEVELOPMENTS

        On February 14, 1997 the Company, through its wholly-owned subsidiary AutoBond Funding Corporation II, entered into a $50,000,000 warehouse credit facility with Daiwa Finance Corporation (the "Diawa Facility"), which expires in March 1998. The proceeds from the borrowings under the Daiwa Facility are to be used to acquire finance contracts, and to make deposits to a reserve account. Interest is payable monthly at the 30-day LIBOR plus 1.15% per annum rate. The Daiwa Facility also requires the Company to pay a monthly fee on the average unused balance at a per annum rate of 0.25%. Borrowings under the Daiwa Facility are rated investment-grade by a nationally recognized statistical rating organization. The Daiwa Facility contains certain conditions and imposes certain requirements similar to those in the agreements relating to the Company's existing securitizations including, among other things, delinquency and repossession triggers.

        On March 31, 1997, the Company completed its 1997-A securitization of $28.0 million in finance contracts. The senior securitization bonds received an A/A2 rating from Fitch Investors Service and Moody's Investors Services respectively. Included in the $28.0 million 1997-A securitization were $8.3 million in finance contracts which the Company acquired as part of a $12.9 million pool from Credit Suisse First Boston.

        Beginning in the first quarter 1997, the Company elected not to obtain credit deficiency insurance on every finance contract which it acquires. Of the $32 million in finance contracts which the Company acquired in the first quarter of 1997, roughly 40%, or $12.9 million, were covered by an Interstate Fire & Casualty credit deficiency policy. However, VSI damage policies were and continue to be purchased for all finance contracts. The completed securitization structure for 1997-A generated less cash proceeds than prior issuances due to the lack of credit deficiency insurance on many of the finance contracts collateralizing the transaction. However, offsetting much of this reduction in cash proceeds, is the fact that the Company did not pay the up front premiums associated with the credit deficiency insurance, which resulted in a lower cost basis in the finance contracts than in the past.

GROWTH AND BUSINESS STRATEGY

        The Company's growth strategy anticipates the acquisition of an increasing number of finance contracts. The key elements of this strategy include: (i) increasing the number of finance contracts acquired per automobile dealer; (ii) expanding the Company's presence within existing markets; (iii) penetrating new markets that meet the Company's economic, demographic and business criteria and (iv) securitizing portfolios of acquired finance contracts.

        To foster its growth and increase profitability, the Company will continue to pursue a business strategy based on the following principles:

        o TARGETED MARKET AND PRODUCT FOCUS--The Company targets the sub-prime auto finance market because it believes that sub-prime finance presents greater opportunities than does prime lending. This greater opportunity stems from a number of factors, including the relative newness of sub-prime auto finance, the range of finance contracts that various sub-prime auto finance companies provide, the relative lack of competition compared to traditional automotive financing and the potential returns sustainable from large interest rate spreads. The Company focuses on late model used rather than new vehicles, as management believes the risk of loss is lower on used vehicles due to lower depreciation rates, while interest rates are typically higher than on new vehicles. For the period from inception through December 31, 1996, new vehicles and used vehicles represented 9.2% and 90.8%, respectively, of the finance contract portfolio measured by dollar value of amounts financed and 6.8% and 93.2%, respectively, as a percentage of units acquired. In addition, the Company concentrates on acquiring finance contracts from dealerships franchised by major automobile manufacturers because they typically offer higher quality vehicles, are better capitalized, and have better service facilities than used car dealers.

        o EFFICIENT FUNDING STRATEGIES--Through an investment-grade warehouse facility and a quarterly securitization program, the Company increases its liquidity, redeploys its capital and reduces its exposure to interest rate fluctuations. The Company has also developed the ability to borrow funds on a non-recourse basis, collateralized by excess spread cash flows from its securitization trusts. The net effect of the Company's funding and securitization program is to provide more proceeds than the Company's acquisition costs, resulting in positive revenue cash flow, lower overall costs of funding, and permitting loan volume to increase with limited additional equity capital.

        o UNIFORM UNDERWRITING CRITERIA--To manage the risk of delinquency or defaults associated with sub-prime consumers, the Company has utilized since inception a single set of underwriting criteria which are consistently applied in evaluating credit applications. This evaluation process is conducted on a centralized basis utilizing experienced personnel. These uniform underwriting criteria create consistency in the securitized portfolios of finance contracts that make them more easily analyzed by the rating agencies and more marketable and permit static pool analysis of loan defaults to optimally structure securitizations. See "Management's Discussion and Analysis--Repossession Experience--Static Pool Analysis."

        o CENTRALIZED OPERATING STRUCTURE--While the Company establishes and maintains relationships with dealers through sales representatives located in the geographic markets served by the Company, all of the Company's day-to-day operations are centralized at the Company's offices in Austin, Texas. This centralized structure allows the Company to closely monitor its marketing, funding, underwriting and collections operations and eliminates the expenses associated with full-service branch or regional offices.

        o EXPERIENCED MANAGEMENT TEAM--The Company actively recruits and retains experienced personnel at the executive, supervisory and managerial levels. The senior operating management of the Company consists of seasoned automobile finance professionals with substantial experience in underwriting, collecting and financing automobile finance contracts.

        o INTENSIVE COLLECTION MANAGEMENT--The Company believes that intensive collection efforts are essential to ensure the performance of sub-prime finance contracts and to mitigate losses. The Company's collections managers contact delinquent accounts frequently, working cooperatively with customers to get full or partial payments, but will initiate repossession of financed vehicles no later than the 90th day of delinquency. As of December 31, 1996, a total of $1,826,800 or 1.74%, of the Company's finance contract portfolio were between 60 and 90 days past due and $1,328,300, or approximately 1.27%, of the Company's finance contracts outstanding were greater than 90 days past due. From inception through December 31, 1996, the Company repossessed approximately 6.2% of its financed vehicles. The Company had completed the disposal of 344 vehicles, resulting in an average loss per repossession of approximately $1,270 per vehicle. See

           "Management's Discussion and Analysis - Net Loss per Repossession."


        o LIMITED LOSS EXPOSURE--To reduce its potential losses on defaulted finance contracts, the Company historically has insured each finance contract it funds against damage to the financed vehicle through a vender's comprehensive single interest physical damage insurance policy (a "VSI Policy"). In addition in connection with the Company's warehouse financing and securitizations through December 31, 1996, the Company purchased credit default insurance through a deficiency balance endorsement (the "Credit Endorsement") to the VSI Policy. The Credit Endorsement reimburses the Company for the difference between the unpaid finance contract balance and the net proceeds received in connection with the sale of the repossessed vehicle. Moreover, the Company limits loan-to-value ratios and applies a purchase price discount to the finance contracts it acquires. The Company's combination of underwriting criteria, intensive collection efforts and the VSI Policy and Credit Endorsement has resulted in net charge-offs (after receipt of liquidation and insurance proceeds) of 8.57% (excluding repossession costs) of the principal balance outstanding on disposed repossessed vehicles for which the liquidation process has been completed as of December 31, 1996. Effective April 1997, the insurance company providing the Credit Endorsement will no longer provide such coverage to the auto finance industry, including the Company, for finance contracts originated after, and has asserted rights to increase premiums through, such date. Although the Company has obtained new VSI Policies, these policies do not have coverage similar to the Credit Endorsement. However, management believes that the increased levels of overcollateralization in its warehouse financing and securitizations will compensate for the lack of the Credit Endorsement. See "-Insurance" below and "Management's Discussion and Analysis--Net
            Loss per Repossession."


BORROWER CHARACTERISTICS

        Borrowers under finance contracts in the Company's finance contract portfolio are generally sub-prime consumers. Sub-prime consumers are purchasers of financed vehicles with limited access to traditional sources of credit and are generally individuals with weak or no credit histories. Based on a sample of 1,533 finance contracts in the finance contract portfolio which the Company believes are representative of the portfolio as a whole, the Company has determined the following characteristics with respect to its finance contract borrowers. The average borrower's monthly income is $2,400, with an average payment-to-income ratio of 15.7% and an average debt-to-income ratio of 19.2%. The Company's guidelines permit a maximum payment-to-income ratio and debt-to-income ratio of 20% and 50%, respectively. The Company's guidelines require a cash down payment of 10% of the vehicle selling price. Based upon a sample of its borrowers which the Company believes to be representative, the average borrower's time spent at current residence is 65.6 months, while the average time of service at current employer is 46.6 months. The age of the average borrower is 34.3 years.

CONTRACT PROFILE

        From inception to December 31, 1996, the Company acquired 10,073 finance contracts with an aggregate initial principal balance of $117.7 million. Of the finance contracts acquired, approximately 6.8% have related to the sale of new automobiles and approximately 93.2% have related to the sale of used automobiles. The average age of used financed vehicles was approximately two years at the time of sale. The finance contracts had, upon acquisition, an average initial principal balance of $11,685; a weighted average APR of 19.54%; a weighted average finance contract acquisition discount of 8.3%; and a weighted average contractual maturity of 52 months. As of December 31, 1996, the finance contracts in the finance contract portfolio had a weighted average remaining maturity of 45.7 months. Since inception, the Company's cumulative repossessions have totaled 625 or 6.2% of the total portfolio.

DEALER NETWORK

        General. The Company acquires finance contracts originated by automobile dealers in connection with the sale of late-model used and, to a lesser extent, new cars to sub-prime borrowers. Accordingly, the Company's business development strategy depends on enrolling and promoting active participation by automobile dealers in the Company's financing program. Dealers are selected on the basis of geographic location, financial strength, experience and integrity of management, stability of ownership quality of used car inventory, participation in sub-prime financing programs, and the anticipated quality and quantity of finance contracts which they originate. The Company principally targets dealers operating under franchises from major automobile manufacturers, rather than independent used car dealers. The Company believes that franchised dealers are generally more stable and offer higher quality vehicles than independent dealers. This is due, in part, to careful initial screening and ongoing monitoring by the automobile manufacturers and to the level of financial commitment necessary to secure and maintain a franchise. As of December 31, 1996, the Company was licensed or qualified to do business in 34 states. Over the near term, the Company intends to focus its proposed geographic expansion on states in the midwest and mid-Atlantic regions.

        Location of Dealers. Approximately 44.9% of the Company's dealer network consists of dealers located in Texas, where the Company has operated since 1994. During the fiscal year ended December 31, 1996, the Company acquired finance contracts from dealers in 36 states.

        A group of six dealerships (including Charlie Thomas Ford) under substantial common ownership accounted for approximately 26.51% and 17.56% for the fiscal year ended 1995 and 1996 respectively, of finance contracts acquired during the same period. One dealership, Charlie Thomas Ford, Inc. of Houston, Texas, accounted for 8.79% of the finance contracts acquired by the Company for the period from inception through December 31, 1996 (8.77% and 8.94% for the fiscal year ended 1995 and 1996 respectively).

DEALER SOLICITATION

        Marketing Representatives. As of December 31, 1996, the Company utilized 24 marketing representatives, twelve of which were individuals employed by the Company and twelve of which were marketing organizations serving as independent representatives. These representatives have an average of ten years experience in the automobile financing industry. Each marketing representative reports to, and is supervised by, the Company's Senior Vice President--Marketing. The Company is currently evaluating candidates for additional marketing representative positions. The marketing representatives reside in the region for which they are responsible. Marketing representatives are compensated on the basis of a salary plus commissions based on the number of finance contracts purchased by the Company in their respective areas. The Company maintains an exclusive relationship with the independent marketing representatives and compensates such representatives on a commission basis. All marketing representatives undergo training and orientation at the Company's Austin headquarters.

        The Company's marketing representatives establish financing relationships with new dealerships, and maintain existing dealer relationships. Each marketing representative endeavors to meet with the managers of the finance and insurance ("F&I") departments at each targeted dealership in his or her territory to introduce and enroll dealers in the Company's financing program, educating the F&I managers about the Company's underwriting philosophy, its practice of using experienced underwriters (rather than computerized credit scoring) to review applications, and the Company's commitment to a single lending program that is easy for dealers to master and administer. The marketing representatives offer training to dealership personnel regarding the Company's program guidelines, procedures and philosophy.

        After each dealer relationship is established, a marketing representative continues to actively monitor the relationship with the objective of maximizing the volume of applications received from the dealer that meet the Company's underwriting standards. Due to the non-exclusive nature of the Company's relationships with dealers, the dealers retain discretion to determine whether to seek financing from the Company or another financing source. Each representative submits a weekly call report describing contacts with prospective and existing dealers during the preceding week and monthly competitive survey relating to the competitive situation and possible opportunities in the region. The Company provides each representative a weekly report detailing applications received and finance contracts purchased from all dealers in the region. The marketing representatives regularly telephone and visit F&I managers to remind them of the Company's objectives and to answer questions. To increase the effectiveness of these contacts, the marketing representatives can obtain real-time information from the Company's newly installed management information systems, listing by dealership the number of applications submitted, the Company's response to such applications and the reasons why a particular application was rejected. The Company believes that the personal relationships its marketing representatives establish with the F&I managers are an important factor in creating and maintaining productive relationships with its dealership customer base.

        The role of the marketing representatives is generally limited to marketing the Company's financing program and maintaining relationships with the Company's dealer network. The marketing representatives do not negotiate, enter into or modify dealer agreements on behalf of the Company, do not participate in credit evaluation or loan funding decisions and do not handle funds belonging to the Company or its dealers. The Company intends to develop notable finance contract volume in each state in which it initiates coverage. The Company has elected not to establish full service branch offices, believing that the expenses and administrative burden of such offices are generally unjustified. The Company has concluded that the ability to closely monitor the critical functions finance contract approval and contract administration and collection are best performed and controlled on a centralized basis from its Austin facility.

        Dealer Agreements. Each dealer with which the Company establishes a financing relationship enters into a non-exclusive written dealer agreement (a "Dealer Agreement") with the Company, governing the Company's acquisition of finance contracts from such dealer. A Dealer Agreement generally provides that the dealer shall indemnify the Company against any damages or liabilities, including reasonable attorney's fees, arising out of (i) any breach of a representation or warranty of the dealer set forth in the Dealer Agreement or
(ii) any claim or defense that a borrower may have against a dealer relating to financing contract. Representations and warranties in a Dealer Agreement generally relate to matters such as whether (a) the financed automobile is free of all liens, claims and encumbrances except the Company's lien, (b) the down payment specified in the finance contract has been paid in full and whether any part of the down payment was loaned to the borrower by the dealer and (c) the dealer has complied with applicable law. If the dealer violates the terms of the Dealer Agreement with respect to any finance contract, the dealer must repurchase such contract on demand for an amount equal to the unpaid balance and all other indebtedness due to the Company from the borrower.

FINANCING PROGRAM

        Unlike certain competitors who offer numerous marketing programs that the Company believes serve to confuse dealers and borrowers, the Company markets a single financing contract acquisition program to its dealers. The Company believes that by focusing on a single program, it realizes consistency in achieving its contract acquisition criteria, which aids the funding and securitization process. The finance contracts purchased by the Company must meet several criteria, including that each contract: (i) meets the Company's underwriting guidelines; (ii) is secured by a new or late-model used vehicle of a type on the Company's approved list; (iii) was originated in a jurisdiction in the United States in which the Company was licensed or qualified to do business, as appropriate; (iv) provides for level monthly payments (collectively, the "Scheduled Payments") that fully amortize the amount financed over the finance contract's original contractual term; (v) has an original contractual term from 24 to 60 months; (vi) provides for finance charges at an APR of at least 14%;
(vii) provides a verifiable down payment of 10% or more of the cash selling price; and (viii) is not past due or does not finance a vehicle which is in repossession at the time the finance contract is presented to Company for acquisition. Although the Company has in the past acquired a substantial number of finance contracts for which principal and interest are calculated according to the Rule of 78s the Company's present policy is to acquire primarily finance contracts calculated using the simple interest method.

        The amount financed with respect to a finance contract will generally equal the aggregate amount advanced toward the purchase price of the financed vehicle, which equals the net selling price of the vehicle (cash selling price less down payment and trade-in), plus the cost of permitted automotive accessories (e.g., air conditioning, standard transmission, etc.), taxes, title and license fees, credit life, accident and health insurance policies, service and warranty contracts and other items customarily included in retail automobile installment contracts and related costs. Thus, the amount financed may be greater than the Manufacturers Suggested Retail Price ("MSRP") for new vehicles or the market value quoted for used vehicles. Down payments must be in cash or real value of traded-in vehicles. Dealer-assisted or deferred down payments are not permitted.

        The Company's current purchase criteria limit acceptable finance contracts to a maximum (a) net selling price of the lesser of (i) 112% of wholesale book value (or dealer invoice for new vehicles) or (ii) 95% of retail book value (or MSRP for new vehicles) and (b) amount financed of 120% of retail book value in the case of a used vehicle, or 120% of MSRP in the case of a new vehicle. In assessing the value of a trade-in for purposes of determining the vehicle's net selling price, the Company uses the published wholesale book value without regard to the value assigned by the dealer.

        The credit characteristics of an application approved by the Company for acquisition generally consist of the following: (i) stability of applicant's employment, (ii) stability of applicant's residence history, (iii) sufficient borrower income, (iv) credit history, and (v) payment of down payment.

        The Company applies a loan-to-value ratio in selecting finance contracts for acquisitions calculated as equaling the quotient of: (a) The cash selling price less the down payment on the vehicle, divided by (b) the wholesale value of the vehicle (net of additions or subtractions for mileage and equipment additions listed in the applicable guide book). For new vehicles, wholesale value is based on the invoice amount, including destination charges. For used vehicles, wholesale value is computed using the applicable guide book (Kelley or NADA) in use within the market in which the vehicle is located.

        All of the Company's finance contracts are prepayable at any time. Finance contracts acquired by the Company must prohibit the sale or transfer of the financed vehicle without the Company's prior consent and provide for acceleration of the maturity of the finance contract in the absence of such consent. For an approved finance contract, the Company will agree to acquire such finance contract from the originating dealer at a non-refundable contract acquisition discount of approximately 8.5% to 12% of the amount financed.

CONTRACT ACQUISITION PROCESS

        General. Having selected an automobile for purchase, the sub-prime consumer typically meets with the dealership's F&I manager to discuss options for financing the purchase of the vehicle. If the sub-prime consumer elects to finance the vehicle's purchase through the dealer, the dealer will typically submit the borrower's credit application to a number of potential financing sources to find the most favorable terms. In general, an F&I department's potential sources of financing will include banks, thrifts, captive finance companies and independent finance companies.

        For the year ended December 31, 1996, 71,132 credit applications were submitted to the Company. Of these 71,132 applications, approximately 32.8% were approved and 10.1%, or 7,215 contracts, were acquired by the Company. The difference between the number of applications approved and the number of finance contracts acquired is attributable to a common industry practice in which dealers often submit credit applications to more than one finance company and select on the basis of the most favorable terms offered. The prospective customer may also decide not to purchase the vehicle notwithstanding approval of the credit application.

        Contract Processing. Dealers send credit applications along with other information to the Company's Credit Department in Austin via facsimile. Upon receipt, the credit application and other relevant information is entered into the Company's computerized contract administration system by the Company's credit verification personnel and a paper-based file where the original documents are created. Once logged into the system, the applicant's credit bureau reports are automatically accessed and retrieved directly into the system. At this stage, the computer assigns the credit application to the specific credit manager assigned to the submitting dealer for credit evaluation.

        Credit Evaluation. The Company applies uniform underwriting standards. In evaluating the applicant's creditworthiness and the collateral value of the vehicle, the credit underwriter reviews each application in accordance with the Company's guidelines and procedures, which take into account, among other things, the individual's stability of residence, employment history, credit history, ability to pay, income, discretionary income and debt ratio. In addition, the credit underwriter evaluates the applicant's credit bureau report in order to determine if the applicant's (i) credit quality is deteriorating,
(ii) credit history suggests a high probability of default or (iii) credit experience is too limited for the Company to assess the probability of performance. The Company also assesses the value and useful life of the automobile that will serve as collateral under the finance contract. Moreover, the credit underwriters consider the suitability of a proposed loan under its financing program in light of the (a) proposed contract term and (b) conformity of the proposed collateral coverage to the Company's underwriting guidelines.

        Verification of certain applicant-provided information (e.g., employment and residence history) is required before the Company makes its credit decision. Such verification typically requires submission of supporting documentation, such as a paycheck stub or other substantiation of income, or a telephone bill evidencing a current address. In addition, the Company does not normally approve any applications from persons who have been the subject of two or more bankruptcy proceedings or two or more repossessions.

        The Company's underwriting standards are applied by experienced credit underwriters with a personal analysis of each application, utilizing experienced judgment. These standards have been developed and refined by the Company's senior credit and collections management who, on average, possess more than 24 years in the automobile finance industry. The Company believes that having its credit underwriters personally review and communicate to the submitting dealership the decision with respect to each application, including the reasons why a particular application may have been declined, enhances the Company's relationship with such dealers. This practice encourages F&I managers to submit contracts meeting the Company's underwriting standards, thereby increasing the Company's operating efficiency by eliminating the need to process applications unlikely to be approved.

        The Company's Credit Department personnel undergo ongoing internal training programs that are scheduled on a weekly basis and are attended by such personnel depending on their responsibilities. All of these personnel are located in the Company's offices in Austin where they are under the supervision of the Vice President--Credit and the credit manager. The credit manager and the Vice President-- Credit have an aggregate of more than 30 years of experience in the automobile finance business. In addition, the Company reviews all repossessions to identify factors that might require refinements in the Company's credit evaluation procedures.

        Approval Process. The time from receipt of application to final credit approval is a significant competitive factor, and the Company seeks to complete its funding approval decision in an average of two to three hours. When the Company approves the purchase of a finance contract, the credit manager notifies the dealer by facsimile or telephone. Such notice specifies all pertinent information relating to the terms of approval, including the interest rate, the term, information about the automobile to be sold and the amount of discount that the Company will deduct from the amount financed prior to remitting the funds to the dealer. The discount is not refundable to the dealer.

        Contract Purchase and Funding. Upon final confirmation of the terms by the borrower, the dealer completes the sale of the automobile to the borrower. After the dealer delivers all required documentation (including an application for title or a dealer guaranty of title, naming the Company as lienholder) to the Company, the Company remits funds to the dealer via overnight delivery service, generally within 48 hours of having received the complete loan funding package. As a matter of policy, the Company takes such measures as it deems necessary to obtain a perfected security interest in the related financed vehicles under the laws of the states in which such vehicles are originated. This generally involves taking the necessary steps to obtain a certificate of title which names the Company as lienholder. Each finance contract requires that the automobile be adequately insured and that the Company be named as loss payee, and compliance with these requirements is verified prior to the remittance of funds to the dealer. Upon funding of the finance contract and payment of the required premium, the financed vehicle is insured under the Company's VSI Policy, which includes coverage of property damages in the event that the borrower does not maintain insurance.

        From time to time, the Company also acquires bulk portfolios from other originators. In this event, the Company reunderwrites such contracts to ensure appropriate credit standards are maintained. The Company acquired approximately $14 million in finance contracts in 1996 from Greenwich Capital Financial Products which were originated by First Fidelity Acceptance Corp.

CONTRACT SERVICING AND COLLECTION

        Contract servicing includes contract administration and collection. Because the Company believes that an active collection program is essential to success in the sub-prime automobile financing market, the Company retains responsibility for finance contract collection. The Company currently contracts with CSC Logic/MSA L.L.P. (a Texas limited liability partnership doing business as "Loan Servicing Enterprises") ("LSE") to provide contract administration. The Company may in the future assume certain of the servicing functions performed by LSE, but there can be no assurance that this will occur.

        Contract Administration. LSE provides certain finance contract administration functions in connection with warehouse facilities and in connection with finance contracts sold to securitization trusts, including payment processing, statement rendering, insurance tracking, data reporting and customer service for finance contracts. LSE inputs newly originated finance contracts on the contract system daily. Finance contract documentation is sent by the Company to LSE as soon as dealer funding occurs. LSE then mails a welcome letter to the borrower and subsequently mails monthly billing statements to each borrower approximately ten days prior to each payment due date. Any borrower remittances are directed to a lock box. Remittances received are then posted to the proper account on the system. All borrower remittances are reviewed under LSE's quality control process to assure its proper application to the correct account in the proper amount. LSE also handles account inquiries from borrowers and performs insurance tracking services. LSE also sends out notices to borrowers for instances where proper collateral insurance is not documented.

        Contract Collection. As collection agent, the Company is responsible for pursuing collections from delinquent borrowers. The Company utilizes proactive collection procedures, which include making early and frequent contact with delinquent borrowers, educating borrowers as to the importance of maintaining good credit, and employing a consultative and customer service approach to assist the borrower in meeting his or her obligations. The Company's ability to monitor performance and collect payments owed by contract obligors is a function of its collection approach and support systems. The Company's approach to the collection of delinquent contracts is to minimize repossessions and charge-offs. The Company maintains a computerized collection system specifically designed to service sub-prime automobile finance contracts. The Company believes that if problems are identified early, it is possible to correct many delinquencies before they deteriorate further.

        The Company currently employs 33 people full-time, including 23 collections specialists and other support personnel, in the Collections Department. Each employee is devoted exclusively to collection functions. The Company attempts to maintain a ratio of between 500 and 600 finance contracts per collections specialist. As of December 31, 1996, there were 400 finance contracts in the Company's finance contract portfolio for every collections specialist. The Collections Department is managed by the Vice President--Collections, who possesses 30 years experience in the automotive and finance industry. The Company hires additional collections specialists in advance of need to ensure adequate staffing and training.

        The Company's collectors have real-time computer access to LSE's database. Accounts reaching five days past due are assigned to collectors who have specific responsibility for those accounts. These collectors contact the customer frequently, both by phone and in writing. Accounts that reach 60 days past due are assigned to two senior collectors who handle those accounts until resolved. To facilitate collections from borrowers, the Company has increased its utilization of Western Union's "Quick Collect," which allows borrowers to pay from remote locations, with a check printed at the Company's office.
Consistent with the Company's internal policies and securitization documents, finance contract provisions, such as term, interest rate, amount, maturity date or payment schedule will not be amended, modified or otherwise changed, except when required by applicable law or court order or where permitted under the applicable insurance Policy.

        Payment extensions may be granted if, in the opinion of management, such extension provides a permanent solution to resolve a temporary problem. An extension fee must be paid by the customer prior to the extension. Normally, there can be only one extension during the first 18 months of a finance contract. Additional extensions may be granted if allowed under the applicable VSI Policy, although the Company's securitization documents restrict permitted extensions to no longer than one month and not more than once per year. Payment due dates can be modified once during the term of the contract to facilitate current payment by the customer.

        Repossessions and Recoveries. If a delinquency exists and a default is deemed inevitable or the collateral is in jeopardy, and in no event later than the 90th day of delinquency (as required by the applicable VSI Policy), the Company's Collections Department will initiate the repossession of the financed vehicle. Bonded, insured outside repossession agencies are used to secure involuntary repossessions. In most jurisdictions, the Company is required to give notice to the borrower of the Company's intention to sell the repossessed vehicle, whereupon the borrower may exercise certain rights to cure his or her default or redeem the automobile. Following the expiration of the legally required notice period, the repossessed vehicle is sold at a wholesale auto auction (or in limited circumstances, through dealers), usually within 60 days of the repossession. The Company closely monitors the condition of vehicles set for auction, and procures an appraisal under the applicable VSI Policy prior to sale. Liquidation proceeds are applied to the borrower's outstanding obligation under the finance contract and loss deficiency claims under the VSI Policy and, if applicable, Credit Endorsement, are then filed. See "--Insurance."

INSURANCE

        Each finance contract requires the borrower to obtain comprehensive and collision insurance with respect to the related financed vehicle with the Company named as a loss payee. The Company relies on a written representation from the selling dealer and independently verifies that a borrower in fact has such insurance in effect when it purchases contracts. Each finance contract acquired by the Company prior to December 31, 1996 is covered from the moment of its purchase by the Interstate VSI Policy, including the Credit Endorsement. The Interstate VSI Policy has been issued to the Company by Interstate Fire & Casualty Company ("Interstate"). Interstate is an indirect wholly-owned subsidiary of Fireman's Fund Insurance Company. Each finance contract acquired by the Company after December 31, 1996 will be covered from the moment of its purchase by either the Interstate VSI Policy, including the Credit Endorsement or another VSI Policy.

        Physical Damage and Loss Coverage. The Company initially relies on the requirement, set forth in its underwriting criteria, that each borrower maintain adequate levels of physical damage loss coverage on the respective financed vehicles. LSE tracks the physical damage insurance of borrowers, and contacts borrowers in the event of a lapse in coverage or inadequate documentation.
Moreover, LSE is obligated, as servicer, subject to certain conditions and exclusions, to assist the processing of claims under the VSI Policies. The VSI policies insure against: (i) all risk of physical loss or damage from any external cause to financed vehicles which the Company holds as collateral; (ii) any direct loss which the Company may sustain by unintentionally failing to record or file the instrument evidencing each contract with the proper public officer or public office, or by failing to cause the proper public officer or public office to show the Company's encumbrance thereon, if such instrument is a certificate of title; (iii) any direct loss sustained during the term of the VSI Policy, by reason of the inability of the Company to locate the borrower, the related financed vehicle, or by reason of confiscation of the financed vehicle by a public officer or public office; and (iv) all risk of physical loss or damage from any external cause to a repossessed financed vehicle for a period of 60 days while such financed vehicle is (subject to certain exceptions) held by or being repossessed by the Company.

        The physical damage provisions of a VSI Policy generally provided coverage for losses sustained on the value of the financed vehicle securing a contract, but in no event is the coverage to exceed: (i) the cost to repair or replace the financed vehicle with material of like kind and quality; (ii) the actual cash value of the financed vehicle at the date of loss, less its salvage value; (iii) the unpaid balance of the contract; (iv) $40,000 per financed vehicle (or, in the case of losses or damage sustained on repossessed financed vehicles, $25,000 per occurrence); or (v) the lesser of the amounts due the Company under clauses (i) through (iv) above, less any amounts due under all other valid insurance on the damaged financed vehicle less its salvage value. No assurance can be given that the insurance will cover the amount financed with respect to a financed vehicle.

        All claim settlements for physical damage and loss coverage under the Interstate Policy are subject to a $500 deductible per loss. There is no aggregate limitation or other form of cap on the number of claims under the VSI Policy. Coverage on a financed vehicle is for the term of the related contract and is noncancellable. Each VSI Policy requires that, prior to filing a claim, a reasonable attempt be made to repossess the financed vehicle and, in the case of claims on skip losses, every professional effort be made to locate the financed vehicle and the related borrower.

        Credit Deficiency Endorsement. In addition to physical damage and loss coverage, the Interstate VSI Policy contains a Credit Endorsement which provides that Interstate shall indemnify the Company for certain losses incurred due to a deficiency balance following the repossession and resale of financed vehicles securing defaulted finance contracts eligible for coverage. Coverage under the Credit Endorsement is strictly conditioned upon the Company's maintaining and adhering to the credit underwriting criteria set forth in the Credit Endorsement. Losses on each eligible contract are covered in an amount equal to the deficiency balance resulting from the Net Payoff Balance less the sum of (i) the Actual Cash Value of the financed vehicle plus (ii) the total amount recoverable from all other applicable insurance, including refunds from cancelable add-on products. The maximum coverage under the Credit Endorsement is $15,000 per contract.

        During the first quarter of 1997, the Company elected not to obtain a credit deficiency endorsement on approximately 60% of the finance contracts which it acquired, based upon the total principal amount of finance contracts acquired. However, every contract which the Company acquires is covered by a Vendors Single Interest policy to insure against damage to the vehicle. The Company believes that its decision not to insure certain contracts with credit deficiency coverage will not adversely affect its future results. This is largely due to the fact that by not obtaining credit deficiency insurance, the Company can reduce its cost basis in a finance contract by 5 to 6%.

        "Actual Cash Value" for the purposes of the Credit Endorsement only, means the greater of (i) the price for which the subject financed vehicle is sold or (ii) the wholesale market value at the time of the loss as determined by an automobile guide approved by Interstate applicable to the region in which the financed vehicle is sold.

        "Net Payoff Balance" for the purposes of the Credit Endorsement, means the outstanding principal balance as of the default date plus late fees and corresponding interest no more than 90 days after the date of default. In no event shall Net Payoff Balance include non-approved fees, taxes, penalties or assessments included in the original instrument, or repossession, disposition, collection, remarketing expenses and fees or taxes incurred.

MANAGEMENT INFORMATION SYSTEMS

        Management believes that a high level of real-time information flow and analysis is essential to manage the Company's informational and reporting needs and to maintain the Company's competitive position. As stated above, the Company has contracted with a third party servicer, LSE, to provide data processing for the Company's portfolio of finance contracts. LSE provides on-line information processing services with terminals located in the Company's offices that are connected to LSE's main computer center in Dallas.

        In addition, management uses customized reports, with a download of information to personal computers, to issue investor reports and to analyze the Company's finance contract portfolio on a monthly basis. The system's flexibility allows the Company to achieve productivity improvements with enhanced data access. Management believes that it has sufficient systems in place to permit significant growth in the Company's finance contract portfolio without the need for material additional investment in management information systems.

FUNDING/SECURITIZATION OF FINANCE CONTRACTS

        Warehouse Credit Facilities. The Company obtains a substantial portion of its working capital for the acquisition of finance contracts through warehouse credit facilities. Under a warehouse facility, generally the lender advances amounts requested by the borrower on a periodic basis, up to an aggregate maximum credit limit for the facility, for the acquisition and servicing of finance contracts or other similar assets. Until proceeds from a securitization transaction are used to pay down outstanding advances, as principal payments are received on the finance contracts, the principal amount of the advances may be paid down incrementally or reinvested in additional finance contracts on a revolving basis.

        At December 31, 1996, the Company had no balances outstanding under the $10.0 million Sentry Facility, which expires on December 31, 2000. The proceeds from borrowings under the Sentry Facility are used to acquire finance contracts, to pay credit default insurance premiums and to make deposits to a reserve account with Sentry. The Company pays a utilization fee of up to 0.21% per month on the average outstanding balance under the Sentry Facility. The Sentry Facility also requires the Company to pay up to 0.62% per quarter on the average unused balance. Interest is payable monthly and accrues at a per annum rate of prime plus 1.75% (which was approximately 10.0% at December 31, 1996).

        The Sentry Facility contains certain conditions and imposes certain requirements, including, among other things, minimum net worth and cash and cash equivalent balances in the reserve account. Under the Sentry Facility, the Company paid interest of $220,674 for the year ended December 31, 1996. During 1996, the Company also paid $700,000 in commitment fees pursuant to its agreement with Sentry.

        On May 22, 1996 the Company, through its wholly-owned subsidiary AutoBond Funding Corporation II, entered into the Providian Facility, which expired December 15, 1996. The proceeds from the borrowings under the Providian Facility were used to acquire finance contracts, to pay credit default insurance premiums and to make deposits to a reserve account. Interest was payable monthly with a delay of 15 days and accrued at a per annum rate of LIBOR plus 2.60% (which was 8.0375% when initially determined on May 17, 1996). The Providian Facility also required the Company to pay a monthly fee on the average unused balance at a per annum rate of 0.25%. Borrowings under the Providian Facility were rated investment-grade by a nationally recognized statistical rating organization. As of December 31, 1996, no advances were outstanding with respect to the Providian Facility.

        The Company's wholly-owned subsidiary, AutoBond Funding Corporation I, entered into the Nomura Facility, pursuant to a credit agreement dated as of June 16, 1995, with a final maturity date of June 16, 2005. This facility was terminated at the lender's option, and no new advances were made after February 6, 1996. The Nomura Facility provided for advances to AutoBond Funding up to a maximum aggregate principal amount of $25 million, for the acquisition of finance contracts. As of December 31, 1996 no advances were outstanding with respect to the Nomura Facility.

        On February 14, 1997 the Company, though its wholly-owned subsidiary AutoBond Funding Corporation II, entered into the $50,000,000 Daiwa Facility, which expires March of 1998. The proceeds from the borrowings under the Daiwa Facility are to be used to acquire finance contracts, and to make deposits to a reserve account. Interest is payable monthly at the 30-day LIBOR plus 1.15% per annum rate. The Daiwa Facility also requires the Company to pay a monthly fee on the average unused balance at a per annum rate of 0.25%. Borrowings under the Daiwa Facility are rated investment-grade by a nationally recognized statistical rating organization. The Daiwa Facility contains certain conditions and imposes certain requirements similar to those in the agreements relating to the Company's existing securitizations including, among other things, delinquency and repossession triggers.

        Securitization Program. The periodic securitization of finance contracts is an integral part of the Company's business. Securitizations enable the Company to monetize its assets and redeploy its capital resources and warehouse credit facilities for the purchase of additional finance contracts. To date, the Company has completed five securitizations involving approximately $108 million in aggregate principal amount of finance contracts (excluding $3.6 million in finance contracts sold in securitizations during the revolving period).

        In its securitization transactions through December 31, 1996, the Company sold pools of finance contracts to a special purpose subsidiary, which then assigned the finance contracts to a trust in exchange for cash and certain retained beneficial interests in the trust. The trust issued two classes of fixed income investor certificates: Class A Certificates which were sold to investors, generally at par with a fixed coupon, and subordinated excess spread certificates (representing a senior interest in excess spread cash flows from the finance contracts) which were retained by the Company's securitization subsidiary and which collateralize borrowings on a non-recourse basis. The Company would also fund a cash reserve account that provides credit support to the Class A Certificates. The Company's securitization subsidiaries also retained an interest in the trust that is subordinate to the interest of the investor certificateholders. The retained interests entitle the Company to receive the future excess spread cash flows from the trust after payment to investors, absorption of losses, if any, that arise from defaults on the transferred finance contracts and payment of the other expenses and obligations of the trust. In its securitization transactions planned for 1997, the Company intends to utilize the provisions of the recently effective SFAS 125. In these securitizations the Company will sell pools of finance contracts to a special purpose subsidiary, which will then issue notes under a trust indenture secured by such finance contracts. The special purpose corporations may issue multiple classes of secured notes, including subordinated excess spread notes. The Company will also fund a cash reserve account that provides credit support to the senior notes. The Company's securitization subsidiaries also will retain an interest in the finance contracts that is subordinate to the interest of the noteholders. The retained interests entitle the Company to receive the future excess spread cash flows from the trust estate after payment to investors, absorption of losses, if any, that arise from defaults on the transferred finance contracts and payment of the other expenses and obligations of the trust estate.

        Securitization transactions impact the Company's liquidity primarily in two ways. First, the application of proceeds toward payment of the outstanding advances on warehouse credit facilities makes additional borrowing available, to the extent of such proceeds, under those facilities for the acquisition of additional finance contracts. Second, additional working capital is obtained through the Company's practice of borrowing, through the issuance of non-recourse debt, against the value of the senior interest in the retained excess spread. If the structure of the securitizations was changed, it could impact the Company's ability to generate liquidity. See "Recent Events".

        Upon each securitization, the Company recognizes the sale of finance contracts and records a gain or loss in an amount which takes into account the amounts expected to be received as a result of its retained interests. See "Management's Discussion and Analysis of Financial Condition and Results of Operations --Revenues--Gain on Sale of Finance Contracts." At December 31, 1996, the Company held excess servicing receivables and Class B Certificates totalling $14.7 million, a portion of which had been pledged to secure notes payable of $10.2 million.

        If the Company were unable to securitize contracts in a financial reporting period, the Company would incur a significant decline in total revenues and net income or report a loss for such period. If the Company were unable to securitize its contracts and did not have sufficient credit available, either under its warehouse credit facilities or from other sources, the Company would have to sell portions of its portfolio directly to investors or curtail its finance contract acquisition activities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

        When the Company securitizes finance contracts, it repays a portion of its outstanding warehouse indebtedness, making such portion available for future borrowing. As finance contract volume increases, the Company expects to securitize its assets at least quarterly, although there can be no assurance that the Company will be able to do so.

        The securitization trust agreements and the servicing agreement contain certain events of administrator termination, the occurrence of which entitle the trustee to terminate the Company's right to act as collection agent and administrator. Events of administrator termination typically include: (i) defaults in payment obligations under the trust agreements; (ii) unremedied defaults in the performance of certain terms or covenants under the trust agreements, the servicing agreements or related documents; (iii) the institution of certain bankruptcy or liquidation proceedings against the Company; (iv) material breaches by the Company of representations and warranties made by it under the servicing agreements and the sale agreements pursuant to which it has sold the securitized finance contracts; (v) the occurrence of a trigger event whereby the ratio of delinquent finance contracts to total securitized finance contracts for each transaction exceeds the percentage set forth in the servicing agreements; (vi) a material adverse change in the consolidated financial condition or operations of the Company, or the occurrence of any event which materially adversely affects the collectibility of a material amount of the securitized finance contracts or which materially adversely affects the ability of the Company to collect a material amount of the finance contracts or to perform in all material respects its obligations under the servicing agreements, trust agreements and related documents; or (vii) any of the rating agencies rating the securitization transactions determines that the Company's serving as collection agent under the servicing agreement would prevent such agency from maintaining the required ratings on such transactions, or would result in such transactions' being placed on negative review suspension or downgrade.

        The trust agreements contain amortization events, the occurrence of any of which may affect the Company's rights to receive payments in respect of the future excess spread cash flows otherwise payable to it until principal and interest payments due the holders of all investor certificates are paid in full. Such amortization events include: (i) defaults in certain payments or repurchase obligations under the trust agreements; (ii) unremedied defaults in the performance of any covenants or terms of the trust agreements by a securitization subsidiary; (iii) the occurrence of certain bankruptcy or insolvency events of a securitization subsidiary; (iv) unremedied material breaches of representations or warranties of a securitization subsidiary; (v) occurrence of an event of administrator termination; (vi) failure of a securitization subsidiary to transfer certain required amounts of unpaid principal balance of finance contracts to each securitization trust or to retain the resulting shortfall in the collection accounts; (vii) failure of any transfer under the trust agreements to create, or failure of any investor certificates to evidence, a valid and perfected first priority undivided ownership or security interest in the pool of securitized finance contracts and related collateral; (viii) failure of the Company to own, directly or indirectly, 100% of the outstanding shares of common stock of any securitization subsidiary; (ix) entry of unpaid and unstayed judgments aggregating in excess of $25,000 are entered against any securitization subsidiary; or (x) occurrence of a "change in control" with respect to the Company.

COMPETITION

        The sub-prime credit market is highly fragmented, consisting of many national, regional and local competitors, and is characterized by relative ease of entry and the recent arrival of a number of well capitalized publicly-held competitors. Existing and potential competitors include well-established financial institutions, such as banks, savings and loans, small loan companies, industrial thrifts, leasing companies and captive finance companies owned by automobile manufacturers and others. Many of these financial organizations do not consistently solicit business in the sub-prime credit market. The Company believes that captive finance companies generally focus their marketing efforts on this market only when inventory control and/or production scheduling requirements of their parent organizations dictate a need to enhance sales volumes and exit the market once such sales volumes are satisfied. The Company also believes that increased regulatory oversight and capital requirements imposed by market conditions and governmental agencies have limited the activities of many banks and savings and loans in the sub-prime credit market. In many cases, those organizations electing to remain in the automobile finance business have migrated toward higher credit quality customers to allow reductions in their overhead cost structures.

        As a result, the sub-prime credit market is primarily serviced by smaller finance organizations that solicit business when and to the extent their capital resources permit. The Company believes no one of its competitors or group of competitors has a dominant presence in the market. The Company's strategy is designed to capitalize on the market's relative lack of major national financing sources. Nonetheless, several of these competitors have greater financial resources than the Company and may have a significantly lower cost of funds. Many of these competitors also have long-standing relationships with automobile dealerships and may offer dealerships or their customers other forms of financing or services not provided by the Company. Furthermore, during the past two years, a number of automobile finance companies have completed public offerings of common stock, the proceeds of which are being used, at least in part, to fund expansion and finance increased purchases of finance contracts. The Company's ability to compete successfully depends largely upon its relationships with dealerships and the willingness of dealerships to offer finance contracts to the Company that meet the Company's underwriting criteria. There can be no assurance that the Company will be able to continue successfully in the markets it serves.

        Additionally, during the first quarter of 1997 several of the Company's competitors have experienced serious problems ranging from allegedly fraudulent misstatements of earnings to increasing losses and inadequate reserves. Although the Company believes it has made adequate reserves to cover losses, the ability of the Company to obtain funding in the future and the rates at which such financings may be obtained could be impaired as the result of the turmoil in the subprime auto finance industry. Although the Company was able to obtain financing under the Daiwa Facility and continues to have financing available under the Sentry Facility there can be no assurance that the turmoil in the subprime auto finance industry will not have an affect on the Company's ability to raise funds and may result in an increased cost of funding to the Company.

REGULATION

        The Company's business is subject to regulation and licensing under various federal, state and local statutes and regulations. As of December 31, 1996, the Company's business operations were conducted with dealers located in 26 states, and, accordingly, the laws and regulations of such states govern the Company's operations. Most states where the Company operates (i) limit the interest rates, fees and other charges that may be imposed by, or prescribe certain other terms of, the finance contracts that the Company purchases and
(ii) define the Company's rights to repossess and sell collateral. In addition, the Company is required to be licensed or registered to conduct its finance operations in certain states in which the Company purchases finance contracts. As the Company expands its operations into other states, it will be required to comply with the laws of such states.

        Numerous  federal  and  state  consumer   protection  laws  and  related
regulations  impose  substantive   disclosure   requirements  upon  lenders  and
servicers involved in automobile financing. Some of the federal laws and regulations include the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Federal Trade Commission Act, the Fair Credit Reporting Act, the Fair Credit Billing Act, the Fair Debt Collection Practices Act, the Magnuson-Moss Warranty Act, the Federal Reserve Board's Regulations B and Z and the Soldiers' and Sailors' Civil Relief Act.

        In addition, the Federal Trade Commission ("FTC") has adopted a holder-in-due-course rule which has the effect of subjecting persons that finance consumer credit transactions (and certain related lenders and their assignees) to all claims and defenses which the purchaser could assert against the seller of the goods and services. With respect to used automobiles specifically, the FTC's Rule on Sale of Used Vehicles requires that all sellers of used automobiles prepare, complete and display a Buyer's Guide which explains the warranty coverage for such automobiles. The Credit Practices Rules of the FTC impose additional restrictions on sales contract provisions and credit practices.

        The Company believes that it is in substantial compliance with all applicable material laws and regulations. Adverse changes in the laws or regulations to which the Company's business is subject, or in the interpretation thereof, could have a material adverse effect on the Company's business. In addition, due to the consumer-oriented nature of the industry in which the Company operates and the unclear application of various truth-in-lending laws and regulations to certain products offered by companies in the industry, industry participants are sometimes named as defendants in litigation involving alleged violations of federal and state consumer lending or other similar laws and regulation. A significant judgment against the Company or within the industry in connection with any litigation could have a material adverse effect on the Company's financial condition and results of operations.

        In the event of default by a borrower under a finance contract, the Company is entitled to exercise the remedies of a secured party under the Uniform Commercial Code ("UCC"). The UCC remedies of a secured party include the right to repossession by self-help means, unless such means would constitute a breach of the peace. Unless the borrower voluntarily surrenders a vehicle, self-help repossession by an independent repossession agent engaged by the Company is usually employed by the Company when a borrower defaults. Self-help repossession is accomplished by retaking possession of the vehicle. If a breach of the peace is likely to occur, or if applicable state law so requires, the Company must obtain a court order from the appropriate state court and repossess the vehicle in accordance with that order. None of the states in which the Company presently does business has any law that would require the Company, in the absence of a probable breach of the peace, to obtain a court order before it attempts to repossess a vehicle.

        In most jurisdictions, the UCC and other state laws require a secured party to provide an obligor with reasonable notice of the date, time and place of any public sale or the date after which any private sale of collateral may be held. Unless the obligor waives his rights after default, the obligor in most circumstances has a right to redeem the collateral prior to actual sale (i) by paying the secured party all unpaid installments on the obligation, plus reasonable expenses for repossessing, holding and preparing the collateral for disposition and arranging for its sale, plus in some jurisdictions, reasonable attorneys' fees or (ii) in some states, by paying the secured party past-due installments. Repossessed vehicles are generally resold by the Company through wholesale auctions which are attended principally by dealers.

EMPLOYEES

        As of December 31, 1996, the Company employed 116 persons, none of which was covered by a collective bargaining agreement. The Company believes that its relationship with its employees is satisfactory.

ITEM 2. PROPERTIES

PROPERTIES AND FACILITIES

        The Company's headquarters are located in approximately 18,900 square feet of leased space at 301 Congress Avenue, Austin, Texas, for a monthly rent of $18,338. The lease for such facility expires in June 1998. The Company's headquarters contain the Company's executive offices as well as those related to automobile finance contract acquisition. In addition, the Company leased approximately 520 square feet of office space at 1010 Woodman Drive, Suite 240, Dayton, Ohio, for its midwest regional marketing office at a rent of $550 per month. The lease for the Ohio facility expired on February 28, 1997. The Company no longer maintains any regional office facilities

ITEM 3. LEGAL PROCEEDINGS

        The Company is currently not a party to any material litigation, although it is involved from time to time in routine litigation incident to its business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

               Not Applicable.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND
        RELATED SHAREHOLDER MATTERS

        On November 8, 1996, the Company's Common Stock was listed for quotation and began trading on Nasdaq National Market under the symbol "ABND." Prior to such date, the Company's stock was closely held and not traded on any regional or national exchange. The high and low sale prices for the Common Stock during the period beginning November 8, 1996, when the Common Stock began trading publicly, through the end of 1996, as reported by Nasdaq, were $11 and $9 1/4, respectively.

        The transfer agent and registrar for the Common Stock is American Stock Transfer & Trust Company. As of December 31, 1996, the Company had approximately 41 stockholders of record, exclusive of holders who own their shares in "street" or nominee names.

        The Company has not paid and does not presently intend to pay cash dividends on its Common Stock. The Company anticipates that its earnings for the foreseeable future will be retained for use in operation and expansion of business. Payment of cash dividends, if any, in the future will be at the sole discretion of the Company's Board of Directors and will depend upon the Company's financial condition, earnings, current and anticipated capital requirements, terms of indebtedness and other factors deemed relevant by the Company's Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data as of and for each of the years in the three-year period ended December 31, 1996 are derived from the financial statements of the Company. The selected financial data should be read in conjunction with the Financial Statements, including the Notes thereto, and other financial data included elsewhere herein and the following "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                 YEAR ENDED DECEMBER 31,
                                                                 -----------------------
                                                          1994(1)         1995           1996
                                                          -------         ----           ----
                                                         (DOLLARS IN THOUSANDS EXCEPT FOR PER
                                                                    SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
    Net interest income ..........................        $   19         $   781        $   137
    Servicing fee income .........................             0               0            658
    Gain on sale of finance contracts ............             0           4,086         12,821
    Unrealized gain on Class B Certificates ......             0               0            388
                                                          ------         -------        -------
     Total revenues ..............................            19           4,867         14,004
                                                          ------         -------        -------
    Provision for credit losses ..................            45              49            412
    Salaries and benefits ........................           226           1,320          4,529
    General and administrative ...................           245           1,463          2,331
    Other operating expenses .....................            48             963          1,120
                                                          ------         -------        -------
     Total expenses ..............................           564           3,795          8,392
                                                          ------         -------        -------
    Net income (loss) before taxes and ...........          (545)          1,072          5,611
     extraordinary item
    Provision for income taxes ...................             0             199          1,927
    Extraordinary loss net of tax effect .........          --              --             (100)
                                                          ------         -------        -------
    Net income (loss) ............................          (545)            873          3,585
                                                          ======         =======        =======
   Net income (loss) before extraordinary item ...       $(0.11)          $0.17          $0.64
   Net income (loss) per share ...................        $(0.11)          $0.17          $0.62
   Weighted average shares outstanding ...........     5,118,753       5,190,159      5,811,377

PORTFOLIO DATA:
  Number of finance contracts acquired ...........           202           2,656          7,215
  Principal balance of finance contacts ..........        $2,465         $31,863        $83,372
  acquired
  Principal balance of finance contracts .........             0          26,261         85,036
  securitized
  Average initial finance contract principal .....       $  12.2         $  12.0         $ 11.6
  balance
  Weighted average initial contractual term ......          54.3            53.3           51.5
     (months)
  Weighted average APR of finance contracts(2) ...          19.1%           19.3%          19.6%
  Weighted average finance contract ..............           8.6%            8.8%           8.2%
     acquisition discount(2)
  Number of finance contacts outstanding (end ....           197           2,774          9,030
     of period)(2)
Principal balance of finance contracts (end ......        $2,450         $31,311        $94,352
  of period)(2)
OPERATING DATA:
  Number of enrolled dealers (end of period) .....            50             280            715
  Number of active states (end of period) ........             2               7             26
  Total expenses as a percentage of total ........          23.0%           12.0%         10.07%
  principal balance of finance contracts
  acquired in period
ASSET QUALITY DATA:
Delinquencies 60+ days past due as a .............          0.30%           2.30%         3.34%
  percentage of principal balance of finance
  contract portfolio (end of period)(2)

                                                              DECEMBER 31,
                                                              -------------
                                                      1994        1995        1996
                                                      ----        ----        ----
                                                         (DOLLARS IN THOUSANDS)

BALANCE SHEET DATA:
  Cash and cash equivalents......................       $    0     $    93       4,121
  Cash held in escrow............................            0       1,323       2,663
  Finance contracts held for sale, net...........        2,361       3,355         228
  Excess servicing receivable....................            0         847       4,247
     Total assets................................        2,500      11,065      27,277
  Notes payable..................................            0       2,675      10,175
  Repurchase agreement...........................            0       1,061           0
  Revolving credit agreement.....................        2,055       1,150           0
  Subordinated debt..............................            0           0           0
                                                        ------     -------      ------
     Total debt..................................        2,055       4,886      10,175
  Shareholders' equity...........................         (109)      3,026      12,286

---------------
(1) The Company was incorporated on June 15, 1993 and commenced operations in August 1994.

(2) Includes the Company's entire finance contract portfolio of contracts held and contracts securitized.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the preceding "Selected Financial Data" and the Company's Consolidated Financial Statements and Notes thereto and the other financial data included herein. The financial information set forth below has been rounded in order to simplify its presentation. However, the ratios and percentages set forth below are calculated using the detailed financial information contained in the Financial Statements and the Notes thereto, and the financial data included elsewhere in this Form 10-K.

     The Company is a specialty consumer finance company engaged in acquiring, securitizing and servicing finance contracts originated by automobile dealers in connection with the sale of used and new vehicles to subprime consumers. The Company has experienced significant growth in its finance contract portfolio since it commenced operations in August 1994.

REVENUES

     The Company's primary sources of revenues consist of three components: net interest income, gain on sale of finance contracts and servicing and collection fees.

     Net Interest Income. Net interest income consists of the sum of two components: (i)
the difference between interest income earned on finance contracts held for sale and interest expense incurred by the Company pursuant to borrowings under its warehouse and other credit facilities; and (ii) the accretion of finance contract acquisition discounts. Other factors influencing net interest income during a given fiscal period include (a) the annual percentage rate of the finance contracts acquired, (b) the aggregate principal balance of finance contracts acquired and funded through the Company's warehouse and other credit facilities prior to securitization, (c) the length of time such contracts are funded by the warehouse and other credit facilities. Finance contract acquisition growth has had a significant impact on the amount of net interest income earned by the Company.

     Gain on Sale of Finance Contracts. Upon completion of a securitization, the Company recognizes a gain on sale of finance contracts equal to the present value of future excess spread cash flows from the securitization trust, and the difference between the net proceeds from the securitization and the net carrying cost (including the cost of VSI Policy premiums) to the Company of the finance contracts sold. The Class B Certificates and the excess servicing receivable are determined based on the estimated present value of excess spread cash flows from a securitization trust. Excess spread cash flows represent the difference between the weighted average contract rate earned and the rate paid on Class A Certificates issued to third party investors in the securitization, less servicing fees and other costs, over the life of the securitization. Excess spread cash flows are computed by taking into account certain assumptions regarding prepayments, defaults, proceeds from disposal of repossessed assets, and servicing and other costs. The Class B Certificates and excess servicing receivable are determined by discounting the excess spread cash flows at a rate based on assumptions that market participants would use for similar financial instruments subject to prepayment, default, collateral value and interest rate risks. The Class B Certificates are then formed by carving out 65% to 80% of the discounted excess spread cash flows. The remaining 20% to 35% of the discounted excess spread cash flows represent excess servicing receivable. All of the excess spread cash flows are paid by the securitization Trustee to the Class B Certificateholders until such time as all accrued interest at 15% together with principal have been paid in full. Subsequently, all remaining excess spread cash flows are paid to the Company and are referred to as the "Transferor's Interest." The discounted Transferor's Interest is reported in the balance sheets as "Excess Servicing Receivable". In each securitization, all of the Class B Certificate and Transferor's Interest are retained by the Company. The Class B Certificates are used by the Company as collateral on its non-recourse term loans entered into with investors. The Company performs an impairment review of the excess servicing receivable by calculating the net present value of the expected future excess spread cash flows to the Company from the securitization trust utilizing the same discount rate used to record the initial excess servicing receivable. To the extent that market and economic changes occur which adversely impact the assumptions utilized in determining the excess servicing receivable, the Company would record a charge against servicing fee income and write down the asset accordingly. Impairment is determined on a disaggregated basis consistent with the risk characteristics of the underlying finance contracts, consisting principally of origination date and originating dealership, as well as the performance of the pool to date. There were no adjustments required as a result of impairment reviews during any of the periods presented in the financial statements. Should the Company be unable to securitize finance contracts in the form of a sale in a financial reporting period, the Company would likely incur a significant decline in total revenues and net income or report a loss for such period To date, the Company's securitizations have been characterized as debt for tax purposes. Since the Company records a provision for income taxes on securitization, alternatively characterizing securitizations as sales for tax purposes would have no effect on net income, although the timing of tax payments by the Company would be accelerated.

     Gain on sale of finance contracts was $3,951,706,  $2,749,612,  $2,972,804,
$3,554,745, and $3,543,539 for each of the securitizations occurring in December 1995, March 1996, June 1996, September 1996, and December 1996 respectively. This represents approximately 15.05%, 16.60%, 16.67%, 15.94% and 14.17% of the outstanding balances of the finance contracts at each of the respective securitization dates. Gain on sale can be broken into three major components: the amount by which the proceeds from the sale of Class A Certificates exceeds the Company's cost basis in the contracts; costs of sale (primarily placement, rating agent, and legal and accounting fees); and discounted excess spread cash flows (the Class B Certificates and Transferor's Interests).

     The Company's cost basis in finance contracts sold has varied from approximately 97.5% to 103% of the value of the Class A Certificates. This portion of recognized gain on sale will vary based on the Company's cost on insurance covering the finance contracts and discount obtained upon acquisition of the finance contracts.

     Additionally, costs of sale reduce the total gain recognized. As the Company's securitization program matures, placement fees and other costs associated with the sale should shrink as a percentage of the size of the securitization. For example, costs of sale for the March 1996 transaction were $280,000 (or 1.7%), while costs for the December 1996 transaction were about $240,000 (or 1.0%).

     Further, the excess spread component of recognized gain is affected by various factors, including most significantly, the coupon on the Class A Certificates and the age of the finance contracts in the pool, as the excess spread cashflow from a pool of aged, as opposed to new, finance contracts is less. The aging (capture of excess spread prior to securitization) necessarily results in less available excess spread cash flow from the securitization. The Company believes that margins in the range of those previously recognized are sustainable subject to adverse interest rate movements, availability of VSI insurance at current rates and the Company's ability to continue purchasing finance contracts from dealers at approximately an 8.5% discount.

     The gain on sale of finance contracts is affected by the aggregate principal balance of contracts securitized and the gross interest spread on those contracts. The following table illustrates the gross interest spread for each of the Company's securitizations:

                                        REMAINING     WEIGHTED
                                        BALANCE AT    AVERAGE
                             ORIGINAL   DECEMBER 31,  CONTRACT  CERTIFICATE                  GROSS
      SECURITIZATION        BALANCE(1)     1996         RATE      RATE        RATINGS(2)    SPREAD(3)
      --------------        ----------     ----         ----      ----        ----------    ---------
                                        (DOLLARS IN THOUSANDS)
AutoBond Receivables
  Trust 1995-A.............  $26,261     $21,826        18.9%      7.23%        A/A3         11.7%
AutoBond Receivables
  Trust 1996-A.............   16,563      14,289        19.7       7.15         A/A3         12.5
AutoBond Receivables
  Trust 1996-B.............   17,833      17,833(4)     19.7       7.73         A/A3         12.0
    AutoBond Receivables
  Trust 1996-C.............   22,297      22,297(4)     19.7       7.45         A/A3         12.3
    AutoBond Receivables
  Trust 1996-D.............   25,000      25,000(4)     19.5       7.37         A/A3         12.1
                            --------   --------
      Total................ $107,954    $101,245
                            ========   ========

------------------
(1)   Refers only to balances on Class A investor certificates.
(2) Indicates ratings by Fitch Investors Service, L.P. and Moody's Investors Service, Inc., respectively.
(3) Difference between weighted average contract rate and senior Class A Certificate rate.
(4)   Before expiration of the revolving period for each trust.

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

     Servicing fee income, excess spread cash flows and the value of the excess servicing receivable may be affected by changes in the levels of prepayments, defaults, delinquencies, recoveries and interest rates from those assumed by the Company at the time of securitization. To the extent the assumptions used materially differ from actual results, the amount of cash received by the Company over the remaining life of the securitization could be significantly affected, and the Company would be required to take a charge against earnings, which could have a material adverse effect on the Company's financial condition and operating results. To date, no such charge has been required.

EXPENSE ALLOCATIONS

     The Company has shared certain general and administrative expenses with ABI. Historically, each entity's expenses have been allocated based on the estimated utilization of resources, including employees, office space, equipment rentals and other miscellaneous expenses. The office, equipment and furniture leases at the Company's headquarters are in ABI's name, and accordingly, approximately 75% of ABI's lease expense for the year ended December 31, 1995 was allocated to the Company. As of July 1996, such leases were assigned to the Company. As of January 1, 1996, the Company has been and will be compensated for services rendered and reimbursed for expenses incurred on behalf of ABI, pursuant to a management agreement. See "Certain Transactions" and Note [12] to Notes to Consolidated Financial Statements. ABI has no material current operations other than to manage its investment in, and its shareholder's investments in, securitizations unrelated to the Company. It is anticipated that ABI will wind down as the outstanding principal of such investments is retired.

FINANCE CONTRACT ACQUISITION ACTIVITY

     The following table sets forth information about the Company's finance contract acquisition activity.

                                         PERIOD FROM
                                       INCEPTION THROUGH         YEAR ENDED          YEAR ENDED
                                        DECEMBER 31, 1994    DECEMBER 31, 1995   DECEMBER 31, 1996
                                        -----------------    -----------------   -----------------
                                                       (DOLLARS IN THOUSANDS)
Number of finance contracts acquired              202             2,656               7,215
Principal balance of finance contracts          2,464           $31,863             $83,372
Number of active dealerships(1).....               50               222                 654
Number of enrolled dealerships......               50               280                 715


---------
(1) Dealers who have sold at least one finance contract to the Company during the period.

RESULTS OF OPERATIONS

        Period-to-period comparisons of operating results may not be meaningful, and results of operations from prior periods may not be indicative of future results. Because results of operations for 1994 are based on a five-month period from the inception of the Company's operations through December 31, 1994, a comparison of those results to results of operations for fiscal 1995 may not be meaningful. The following discussion and analysis should be read in conjunction with "Selected Consolidated Financial and Operating Data" and the Company's Consolidated Financial Statements and the Notes thereto.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

Total Revenues

        Total revenues increased $9.1 million to $14.0 million for the year ended December 31, 1996 from $4.9 million for the year ended December 31, 1995 due to growth in finance contract acquisition and securitization activity.

        Net Interest Income. Net interest income decreased $644,300 to $136,794 for the year ended December 31, 1996 from $781,094 for the year ended December 31, 1995. The decrease in net interest income was primarily due to a reduction in the average daily balance of finance contracts held for sale. This was due to the fact that the Company securitized its production quarterly in 1996 versus a single securitization in 1995. Interest income also declined due to an increase in overall net borrowing costs and fees associated with non-recourse term loans and Revolving Credit Facilities. Finally, there is no spread between the interest rate earned on the Class B certificates and the related non recourse loans collateralized by such certificates. The increase in the outstanding balance of the Class B certificates and the related debt causes net interest income to narrow. The average APR of outstanding finance contracts was 19.45% at December 31, 1996, compared with 19.3% at December 31, 1995.

        Gain on Sale of Finance Contracts. For the year ended December 31, 1996, gain on sale of finance contracts amounted to $12.8 million. For the year ended December 31, 1996, the Company completed four securitizations aggregating approximately $81.7 million in principal amount of finance contracts and the gain on sale of finance contracts accounted for 91.6% of total revenues. For the year ended December 31, 1995, there was one securitization transaction in the principal amount of $26.3 million. The gain on sale of finance contracts for this sale transaction accounted for 84.0% of total revenues in 1995.

        Servicing Fee Income. The Company reports servicing fee income only with respect to finance contracts that are securitized. For the year ended December 31, 1996, servicing fee income was $657,950, of which $402,016 was collection agent fees, $154,029 resulted from discount accretion on the excess servicing receivable, $50,000 was management fees from an affiliated company, and $51,904 arose from other sources. The Company had completed only one securitization in 1995, which was completed at December 31, 1995, and had no servicing fee income for such period.

Total Expenses

        Total expenses of the Company increased $4.6 million to $8.4 million for the year ended December 31, 1996 from $3.8 million for the year ended December 31, 1995. Although operating expenses increased during the year ended December 31, 1996, the Company's finance contract portfolio grew at a faster rate than the rate of increase in operating expenses. Total expenses as a percentage of total principal balance of finance contracts acquired in the period decreased slightly to 10.1% during the year ended December 31, 1996 from 12.0% for the year ended December 31, 1995, reflecting improved efficiency in the Company's operations.

        Salaries and Benefits. Salaries and benefits increased $3.2 million to $4.5 million for the year ended December 31, 1996 from $1.3 million for the year ended December 31, 1995. This increase was due primarily to an increase in the number of the Company's employees necessary to handle the increased contract acquisition volume and the collection activities on a growing portfolio of loans, and due to compensation of the Company's Chief Executive Officer, which the Company began paying in May 1996. See Note 13 to Notes to Consolidated Financial Statements.

        General and Administrative Expenses. General and administrative expenses increased $868,506 to $2.3 million for the year ended December 31, 1996 from $1.5 million for the year ended December 31, 1995. This increase was due primarily to growth in the Company's operations. General and administrative expenses consist principally of office, furniture and equipment leases, professional fees, communications and office supplies, and are expected to increase as the Company continues to grow and also due to the costs of operating as a public company.

        Other Operating Expenses. Other operating expenses (consisting principally of servicing fees, credit bureau reports and insurance) increased $156,628 to $1.1 million for the year ended December 31, 1996 from $963,017 for the year ended December 31, 1995. This increase was due to increased finance contract acquisition volume.

Net Income

        In the year ended December 31, 1996, net income increased to $3.6 million from $873,487 for the year ended December 31, 1995. Net income for the year ended December 31, 1996 includes an extraordinary charge of $100,000, net of income tax benefits of $50,000, which represents the prepayment penalty associated with the early redemption of the Class B Certificate Notes from the 1995A securitization. The increase in net income was primarily attributable to an increase in the number of finance contracts securitized during 1996: $81.7 million, compared to $26.3 million in 1995.

FISCAL YEAR ENDED DECEMBER 31, 1995 COMPARED TO PERIOD FROM AUGUST 1, 1994 (INCEPTION) THROUGH DECEMBER 31, 1994

Total Revenues

        Total revenues increased to $4.9 million for the fiscal year ended December 31, 1995 from $19,001 for the period from inception through December 31, 1994. Although the Company was incorporated in June 1993, it did not commence operations until August 1994; thus the period from inception through December 31, 1994 reflects only five months of start-up operations.

        Net Interest Income. Net interest income increased $762,093 to $781,094 for the fiscal year ended December 31, 1995 from $19,001 for the period from inception through December 31, 1994. The increase in net interest income was primarily due to an increase in average balance of finance contracts held for sale. The average daily balance of outstanding finance contracts increased $13.8 million to $14.7 million for the fiscal year ended December 31, 1995 from $855,640 for the period from inception through December 31, 1994. The average APR of finance contracts outstanding was 19.3% at December 31, 1995 as compared to 19.1% at December 31, 1994.

        Gain on Sale of Finance Contracts. In the fiscal year ended December 31, 1995, the gain on sale of finance contracts was $4.1 million, or 83.9% of total revenues, from the securitization of approximately $26.3 million in finance contracts and the sale of finance contracts to a third party. For the period from inception through December 31, 1994, there were no securitizations.

        Servicing Fee Income. The Company completed its first securitization transaction on December 29, 1995; therefore prior to 1996 there was no servicing fee income collected by the Company.

Total Expenses

        Total expenses of the Company increased $3.2 million to $3.8 million for the fiscal year ended December 31, 1995 from $563,606 for the five-month period ended December 31, 1994. Although operating expenses increased during the year ended December 31, 1995, the Company's finance contract portfolio grew at a faster rate than the rate of increase in operating expenses. As a result, total expenses as a percentage of total principal balance of finance contracts acquired in period decreased to 12.0% in the year ended December 31, 1995 from 23.0% in the five months ended December 31, 1994.

        Provision for Credit Losses. Provision for credit losses increased $3,702 to $48,702 for the fiscal year ended December 31, 1995, from $45,000 for the period from inception through December 31, 1994. This increase was due primarily to increased acquisition volume and does not reflect any change in expected defaults as a percentage of finance contracts purchased.

        Salaries and Benefits. Salaries and benefits increased $1.1 million to $1.3 million for the fiscal year ended December 31, 1995 from $225,351 for the five-month period ended December 31, 1994. This increase was due primarily to an increase in the number of the Company's employees.

        General and Administrative Expenses. General and administrative expenses increased $1.2 million to $1.5 million for the fiscal year ended December 31, 1995 from $244,974 for the five-month period ended December 31, 1994. This increase was due primarily to growth in the Company's operations.

        Other Operating Expenses. Other operating expenses increased $914,736 to $963,017 for the fiscal year ended December 31, 1995, from $48,281 for the five-month period ended December 31, 1994, due to the increase in finance contracts acquired.

Net Income

        Net income increased to $873,487 for the fiscal year ended December 31, 1995 from a net loss of $544,605 for the period from inception through December 31, 1994. This increase was primarily attributable to the Company's initial securitization transaction having been completed in December 1995, as well as growth in finance contract acquisitions.

FINANCIAL CONDITION

        Finance Contracts Held for Sale, Net. Finance contracts held for sale, net of allowance for credit losses, decreased $3.1 million to $228,429 at December 31, 1996, from $3.4 million at December 31, 1995. The number and principal balance of contracts held for sale are largely dependent upon the timing and size of the Company's securitizations. The Company plans to securitize finance contracts on a regular quarterly basis. See Note 1 to the Notes to Consolidated Financial Statements for a discussion of finance contracts held for sale and allowance for credit losses.

        Trust Receivable. At the time a securitization closes, the Company's securitization subsidiary is required to fund a cash reserve account within the trust to provide additional credit support for the senior trust certificates. Additionally, depending on the structure of the securitization, a portion of the future excess spread cash flows from the trust is required to be deposited in the cash reserve account to increase the initial deposit to a specified level. Amounts on deposit in cash reserve accounts are also reflected as advances to the relevant trust under the item "Cash flows from investing activities" in the Company's consolidated statements of cash flows. The initial cash reserve deposits for the December 1995, March 1996, June 1996, September 1996 and December 1996 securitizations were $525,220, $331,267, $356,658, $445,934, and
$500,000 respectively, equivalent to 2% of the initial principal amount of the senior trust certificates. A portion of excess spread cash flows will increase such reserves until they reach 6%.

        Excess Servicing Receivable. The following table provides historical data regarding the excess servicing receivable:

                                        PERIOD FROM
                                       INCEPTION THROUGH        YEAR ENDED          YEAR ENDED
                                       DECEMBER 31, 1994    DECEMBER 31, 1995    DECEMBER 31, 1996
                                       -----------------    -----------------    -----------------
                                                         (DOLLARS IN THOUSANDS)
     Beginning balance..............          $0                     $0               $847
     Additions......................           0                    847              3,246
     Accretion......................           0                      0                154
                                             ---                   ----             ------
     Ending balance.................          $0                   $847             $4,247
                                              ==                   ====             ======

Delinquency Experience

        The following table reflects the delinquency experience of the Company's finance contract portfolio at December 31, 1995 and at December 31, 1996:


                                               DECEMBER 31,
                                        -------------------------------
                                           1995                1996
                                           ----                -----
                                           (DOLLARS IN THOUSANDS)
Principal balance of finance
  contracts outstanding .........       $31,311               $ 104,889
Delinquent finance contracts(1):
60-89 days past due .............       474   1.51          1,827   1.74%
90 days past due and over .......       246   0.79          1,328   1.27
                                        ---   ----        -------   ----
     Total ......................       720   2.30%       $ 3,155   3.01%

----------
(1) Percentage based on outstanding balance. Excludes finance contracts where the underlying vehicle is repossessed, the, borrower is in bankruptcy, Or there are insurance claims filed.

CREDIT LOSS EXPERIENCE

        An allowance for credit losses is maintained for all contracts held for sale. See Notes 1 and 3 to Notes to Consolidated Financial Statements. The Company reports a provision for credit losses on finance contracts held for sale. Management evaluates the reasonableness of the assumptions employed by reviewing credit loss experience, delinquencies, repossession trends, the size of the finance contract portfolio and general economic conditions and trends. If necessary, assumptions will be changed in the future to reflect historical experience to the extent it deviates materially from that which was assumed. Since inception, the Company's assumptions have been consistent and are adequate based upon actual experience. Accordingly, no additional charges to earnings to date have been necessary to accommodate more adverse experience than anticipated.

        If a  delinquency  exists  and a  default  is deemed  inevitable  or the collateral is in jeopardy, and in no event later than the 90th day of delinquency (as required by the VSI Policy), the Company's Collections
Department will initiate the repossession of the financed vehicle. Bonded, insured outside repossession agencies are used to secure involuntary repossessions. In most jurisdictions, notice to the borrower of the Company's intention to sell the repossessed vehicle is required, whereupon the borrower may exercise certain rights to cure his or her default or redeem the automobile. Following the expiration of the legally required notice period, the repossessed vehicle is sold at a wholesale auto auction (or in limited circumstances. through dealers), usually within 60 days of the repossession. The Company closely monitors the condition of vehicles set for auction, and procures an appraisal under the VSI Policy prior to sale. Liquidation proceeds are applied to the borrower's outstanding obligation under the finance contract and loss deficiency claims under the VSI Policy and Credit Endorsement are then filed. The physical damage and loss provisions of the VSI Policy insures each financed vehicle against losses relating to (i) physical damage to repossessed vehicles,
(ii) failure to file or record necessary instruments or documents, and (iii) loss or confiscation of the vehicle. Generally the amount of coverage will not exceed (i) the vehicle's replacement value, (ii) its cash value less salvage value, (iii) the unpaid Finance Contract balance, (iv) $40,000 per vehicle ($25,000 per occurrence for repossessed vehicles), or (v) the lesser of the amounts under clauses (i)-(iv) above less other insurance coverage on the vehicle. The Company also has obtained credit deficiency balance coverage through the Credit Endorsement of the VSI Policy. See "Business-Insurance."

        Because of the Company's limited operating history, its finance contract portfolio is somewhat unseasoned. This effect on the delinquency statistics can be observed in the comparison of year end 1995 versus 1996 delinquency percentages. The portfolio is tangibly more seasoned as of December 31, 1996 versus December 31, 1995. Accordingly, delinquency and charge-off rates in the portfolio may not fully reflect the rates that may apply when the average holding period for finance contracts in the Portfolio is longer. Increases in the delinquency and/or charge-off rates in the portfolio would adversely affect the Company's ability to obtain credit or securitize its receivables.

REPOSSESSION EXPERIENCE-STATIC POOL ANALYSIS

        Because the Company's finance contract portfolio is continuing to grow rapidly, management does not manage losses on the basis of a percentage of the Company's finance contract portfolio, because percentages can be favorably affected by large balances of recently acquired finance contracts. Management monitors actual dollar levels of delinquencies and charge-offs and analyzes the data on a "static pool" basis.

        The following table provides static pool repossession frequency analysis in dollars of the Company's portfolio performance from inception through December 31, 1996. In this table, all finance contracts have been segregated by quarter of acquisition. All repossessions have been segregated by the quarter in which the repossessed contract was originally acquired by the Company. Cumulative repossessions equals the ratio of repossessions as a percentage of finance contracts acquired for each segregated quarter. Annualized repossessions equals an annual equivalent of the cumulative repossession ratio for each segregated quarter. This table provides information regarding the Company's repossession experience over time. For example, recently acquired finance contracts demonstrate very few repossessions because properly underwritten finance contracts to subprime consumers generally do not default during the initial term of the contract. Between approximately one year and 18 months of seasoning, frequency of repossessions on an annualized basis appear to reach a plateau. Based on industry statistics and the performance experience of the Company's finance contract portfolio, the Company believes that finance contracts seasoned in excess of approximately 18 months will start to demonstrate declining repossession frequency. The Company believes this may be due to the fact that the borrower perceives that he or she has equity in the vehicle. The Company also believes that since the loans generally amortize more quickly than the collateral depreciates, losses and/or repossessions will decline over time.


                                                         REPOSSESSION FREQUENCY
                                                        -------------------------
                                    PRINCIPAL BALANCE OF                          PRINCIPAL BALANCE
    YEAR AND QUARTER OF               REPOSSESSIONS BY                              OF CONTRACTS
         ACQUISITION                 QUARTER ACQUIRED  CUMULATIVE(1)   ANNUALIZED(2)  ACQUIRED
         -----------                 ----------------  ------------    -------------  --------
                                         (DOLLARS IN THOUSANDS)
1994
     Q3.............................  $    15.74         16.89%           6.76%$           93.17
     Q4.............................      514.39         21.69            9.64          2,371.60
1995
     Q1.............................   $1,200.89         19.03%           9.52%       $ 6,310.42
     Q2.............................    1,015.89         16.50            9.43          6,157.44
     Q3.............................      984.66         13.66            9.11          7,205.90
     Q4.............................    1,589.46         13.04           10.43         12,188.86
1996
     Q1.............................   $1,462.62          9.46%           9.46%       $15,459.93
     Q2.............................    1,183.59          6.41            8.55         18,458.82
     Q3.............................      508.57          2.14            4.29         23,735.10
     Q4.............................       10.98          0.04            0.17         25,802.89

                                                       (footnotes on next page)


(footnotes from previous page)

(1) For each quarter, cumulative repossession frequency equals the principal balance of repossessions divided by the principal amount. of contracts acquired.

(2) Annualized repossession frequency converts cumulative repossession frequency into an annual equivalent (e.g., for Q4 1994, principal balance of $514.39 thousand in repossessions divided by principal balance of $2.371 million in contracts acquired, divided by 9 quarters outstanding times four equals an annualized repossession frequency of 9.64%).

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

                                                                       FROM
                                                                   AUGUST 1, 1994
                                                                   (INCEPTION) TO
                                                                  DECEMBER 31, 1996
                                                                  -----------------
Number of finance contracts acquired.............................        10,073
Number of finance vehicles repossessed...........................           625
Repossessed units disposed of....................................           344
Repossessed units awaiting disposition (2).......................           281
Cumulative gross charge-offs(l)..................................    $3,898,719
Costs of repossession(l).........................................       102,728
Proceeds from auction, physical damage insurance and refunds(l)..    (2,672,875)
                                                                    -----------
Net loss.........................................................     1,328,572
Deficiency insurance settlement received(l) .....................       891,684
                                                                   ------------
Net charge-offs(l)...............................................   $   436,888
                                                                    ============
Net charge-off per unit disposed.................................     $   1,270
Recoveries as a percentage of cumulative gross charge-offs(3)....        91.43%

-------------
(1) Amounts are based on actual liquidation and repossession proceeds (including insurance proceeds) received on units for which the repossession process had been completed as of December 31, 1996.

(2) The vehicles may have been sold at auction; however AutoBond might not have received all insurance proceeds as of December 31, 1996.

(3) Not including the costs of repossession which are reimbursed by the securitization trusts.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception, the Company has primarily funded its operations and the growth of its finance contract portfolio through seven principal sources of capital: (i) cash flows from operating activities; (ii) funds provided from borrowers' payments received under finance contracts held for sale; (iii) borrowings under various warehouse and working capital facilities; (iv) proceeds from securitization transactions; (v) cash flows from servicing fees; and (vi) proceeds from the issuances of subordinated debt and capital contributions of principal shareholders, and (vii) an initial public offering of common stock.

        Cash Flows. Significant cash flows related to the Company's operating activities include the use of cash for purchases of finance contracts, and, cash provided by payments on finance contracts and sales of finance contracts. For the year ended December 31, 1995 and the year ended December 31, 1996, $31.2 million and $83.7 million, respectively, was used by the Company to purchase finance contracts, $2.7 million and $1.6, respectively, was received as payments on finance contracts, and $27.4 million and $85.0 million, respectively, was received from sales of finance contracts, primarily through securitizations. The Company used $525,220 and $1,633,859 to fund cash reserve accounts for the securitizations completed in the year ended December 31, 1995 and the year ended December 31, 1996, respectively.

        Significant activities comprising cash flows from financing activities include net repayments under revolving warehouse credit facilities ($904,355 for the year ended December 31, 1995 and $1,150,421 for the year ended December 31,
1996) and net proceeds from borrowings against excess spread cash flows ($2.7 million for the year ended December 31, 1995 and $2.7 million for the year ended December 31, 1996).

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

        At December 31, 1996, the Company had no balance outstanding on a $10.0 million revolving credit facility (the "Sentry Facility") with Sentry Financial Corporation ("Sentry"), which expires on December 31, 2000. The proceeds from borrowings under the Sentry Facility are used to acquire finance contracts, to pay credit default insurance premiums and to make deposits to a reserve account with Sentry. The Company pays a utilization fee of up to 0.21% per month on the average outstanding balance under the Sentry Facility. The Sentry Facility also requires the Company to pay up to 0.62% per quarter on the average unused balance. Interest is payable monthly and accrues at a per annum rate of prime plus 1.75% (which was approximately 10.0% at December 31, 1996).

        The Sentry Facility contains certain conditions and imposes certain requirements, including, among other things, minimum net worth and cash and cash equivalent balances in the reserve accounts. Under the Sentry Facility, the Company paid interest of $412,000 for the year ended December 31, 1996. In April 1996, the Company agreed to pay a one-time commitment fee of $700,000 to Sentry.

        On May 22, 1996, the Company, through its wholly-owned subsidiary AutoBond Funding Corporation II, entered into a $20.0 million warehouse facility (the "Providian Facility") with Peoples Security Life Insurance Company (an affiliate of Providian Capital Management), which expires December 15, 1996. The proceeds from the borrowings under the Providian Facility are to be used to acquire finance contracts, to pay credit default insurance premiums and to make deposits to a reserve account. Interest is payable monthly at a per annum rate of LIBOR plus 2.60% with a maximum rate of 11.0% and a minimum rate of 7.60%. The Providian Facility also requires the Company to pay a monthly fee on the average unused balance at a per annum rate of 0.25%. Borrowings under the Providian Facility are rated investment-grade by a nationally recognized statistical rating organization. The Providian Facility contains certain covenants and representations similar to those in the agreements governing the Company's existing securitizations.

        The Company's wholly-owned subsidiary, AutoBond Funding Corporation I ("AutoBond Funding"), entered into a warehouse credit facility (the "Nomura Facility") with Nomura Asset Capital Corporation, pursuant to a credit agreement dated as of June 16, 1995, with a final maturity date of June 16, 2005. This facility was terminated at the lender's option, and no new advances were made after February 6, 1996. The Nomura Facility provided advances to AutoBond Funding up to a maximum aggregate principal amount of $25.0 million for the acquisition of finance contracts. On March 29, 1996, the remaining total outstanding balance of advances of $9 million, and interest of $89,000, were paid by AutoBond Funding. As of December 31, 1996 no advances were outstanding with respect to the Nomura Facility.

        On February 14, 1997 the Company, through its wholly-owned subsidiary AutoBond Funding Corporation II, entered into the $50,000,000 Daiwa Facility, which expires March of 1998. The proceeds from the borrowings under the Daiwa Facility are to be used to acquire finance contracts, and to make deposits to a reserve account. Interest is payable monthly at the 30-day LIBOR plus 1.15% per annum rate. The Daiwa Facility also requires the Company to pay a monthly fee on the average unused balance at a per annum rate of 0.25%. Borrowings under the Daiwa Facility are rated investment-grade by a nationally recognized statistical rating organization. The Daiwa Facility contains certain conditions and imposes certain requirements similar to those in the agreements relating to the Company's existing securitizations including, among other things, delinquency and repossession triggers.

        Securitization Program. In its securitization transactions, the Company sells pools of finance contracts to a special purpose subsidiary, which then sells or assigns the finance contracts to a trust in exchange for cash and certain retained beneficial interests in future excess spread cash flows. The trust issues two classes of fixed income investor certificates: "Class A Certificates" which are sold to investors, generally at par with a fixed coupon, and subordinated excess spread certificates ("Class B Certificates"), representing a senior interest in excess spread cash flows from the finance contracts, which are typically retained by the Company's securitization subsidiary and which collateralize borrowings on a nonrecourse basis. The Company also funds a cash reserve account that provides credit support to the Class A Certificates. The company's securitization subsidiaries also retain a "Transferor's Interest" in the contracts that is subordinate to the interest of the investor certificateholders. The retained interests entitle the Company to receive the future cash flows from the trust after payment to investors, absorption of losses, if any, that arise from defaults on the transferred finance contracts and payment of the other expenses and obligations of the trust.

        Securitization transactions impact the Company's liquidity primarily in two ways.

First, the application of proceeds toward payment of the outstanding advances under warehouse credit facilities makes additional borrowing available, to the extent of such proceeds, under those facilities for the acquisition of additional finance contracts. In December 1995, March 1996, June 1996, September 1996 and December 1996 the Company securitized approximately $26.2 million, $16.6 million, $17.8 million, $22.3 million and $25.0 million respectively, in nominal principal amount of finance contracts and used the net proceeds to pay down borrowings under its warehouse credit facilities.

        Second, additional working capital is obtained through the Company's practice of borrowing funds, on a nonrecourse basis, collateralized by its interest in future excess spread cash flows from its securitization trusts. At December 31, 1996, the Company held excess servicing receivables and Class B Certificates totaling $14.3 million, substantially all of which had been pledged to secure notes payable of $10.1 million.

        Subordinated Debt. The Company issued subordinated debt in the principal amount of $300,000 to an individual investor pursuant to a subordinated note dated as of March 12, 1996. The subordinated note has a final maturity date of March 12, 1997 and provides for payment of interest at a per annum rate of 10.0% and includes a warrant to purchase 18,811 shares of Common Stock at a price of $0.53 per share. This Subordinated Note was repaid in full in November 1996 with proceeds from the Company's initial public offering.

        Initial Public Offering. On November 14, 1996, the Company completed the initial public offering of its Common Stock. The closing comprised 825,000 shares sold by the Company (including 75,000 shares issued pursuant to the exercise of the underwriters overallotment option) and 250,000 shares sold by the Selling Shareholders. With a price to public of $10 per share and an underwriting discount at $.70 per share, the Company received gross proceeds of $7,725,000 from the offering, from which it paid offering expenses of approximately $1.7 million. The net proceeds were being utilized for working capital, repayment of subordinated debt of $300,000 and investment in finance contracts.

        Loans to shareholders. Loans to shareholders totaled $235,071 at December 31, 1996. All shareholder loans were paid in full as of March 20, 1997.

         Continued availability of funding from the Company's securitization program cannot be guaranteed. However, borrowings under the Company's Daiwa warehouse facility are rated investment grade by a nationally recognized statistical rating organization. Although the Company currently has only two long-term warehouse facilities, management believes that the investment grade rating should allow the Company successfully to obtain additional warehouse financing if necessary.

        The warehouse facilities provide the short-term cash needed to accumulate loan pools for securitizations. Under the Company's practice of borrowing funds, on a non-recourse basis, collateralized by its interest in future excess-spread cash flows, working capital is thereby provided for the cashflow needs of the Company. The structure of the excess spread cashflow and related note payable provides for self-amortization of such debt. The Company's excess spread cashflow projections indicate that the excess spread cashflows will be sufficient to retire the related debt within approximately 30 months of its incurrence. Cash from the excess spread retained by the Company is received monthly, commencing immediately upon completion of the securitization transaction. interest and principal payments are made first to the Class A Certificateholders, then Trust operating expenses are paid. Excess cashflow, comprised of interest and fees from the loans reduced by interest on Class A Certificates and trust operating expenses, is then distributed in two manners. If the cash reserve account is less than the required amount, 35% of the excess cash flow is retained in the trust to build the cash reserves until required levels are met. The remaining 65% of excess spread cashflow is utilized to first pay down any non-recourse borrowing in full, and then distributed to the Company for operating purposes. The final cash flows for each transaction should be released at the expected maturity of 72 months.

        The Company has entered into a commitment with a private investment management company for financing collateralized by the senior excess spread interests to be created in the Company's next five proposed securitization transactions. Timing and amount of payments of interest and principal on the loans will correspond to distributions from the securitization trusts on the Class B Certificates. The interest rate on such loans will be 15% per annum.
payable monthly. The commitment also provides that the Class B Certificates evidencing the interests in such senior excess spread cash flows be rated "BB" by Fitch.

        The proceeds of the initial public Offering of the Company's common stock, proceeds from finance contracts, securitization proceeds and borrowings under its warehouse facilities will be sufficient to fund expansion of the Company's business through the end of 1997. The Company has no specific plans or arrangements for additional equity financings, due to the liquidity provided by securitizations and financings of excess spread cash flows. The Company believes it will be able to obtain additional funding through an increase in the maximum amount available for borrowings under its warehouse facilities and through securitizations. There can be no assurance, however, that the Company will be able to obtain such additional funding. See "Risk Factors--Liquidity and Capital Resources."

IMPACT OF INFLATION AND CHANGING PRICES

        Although the Company does not believe that inflation directly has a material adverse effect on its financial condition or results of operations, increases in the inflation rate generally are associated with increased interest rates. Because the Company borrows funds on a floating rate basis during the period leading up to a securitization, and in many cases purchases finance contracts bearing a fixed rate nearly equal but less than the maximum interest rate permitted by law, increased costs of borrowed funds could have a material adverse impact on the Company's profitability. Inflation also can adversely affect the Company's operating expenses.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes fair, value-based financial accounting and reporting standards for all transactions in which a company acquires goods or services by issuing its equity instruments or by incurring a liability to suppliers in the amounts based on the price of its common stock or other equity instruments.

During 1996, the Company adopted the disclosure-only alternative under SFAS No. 123, and will continue to account for stock-based compensation as prescribed by Accounting Principals Board Opinion No. 25, `Accounting for Stock Issued to Employees.'

In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The statement is effective for the transfers of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. SFAS 125 is not expected to have a significant impact on the Company's securitization activity, although it should allow a simpler structure.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share. The Company believes the implementation of SFAS No. 128 will not have an effect on earnings per share calculation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  [Financial statements are set forth in this report beginning at page F-1.]

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                        PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     This information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated above reference thereto.

     No person who, at any time during the fiscal year ended December 31, 1996, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, or any other person subject to Section 16 of the Exchange Act with respect to the Company because of the requirements of Section 30 of the Investment Company Act ("reporting person") has failed to file or is delinquent in filing the forms and reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 1996 or prior fiscal years.

ITEM 11.       EXECUTIVE COMPENSATION

     This information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND  MANAGEMENT

     This information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated by reference thereto.

                                         PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM
             8-K

     (a)The following documents are filed as part of this Form 10-K:

        1.     Financial Statements.

               Independent Auditors' Report - Coopers & Lybrand L.L.P. Financial Statements

                      Consolidated Balance Sheets
                      Consolidated Statements of Earnings
                      Consolidated Statements of Shareholders' Equity Consolidated Statements of Cash Flows
                      Notes to the Consolidated Financial Statements

        2.     Financial Statement Schedule.

               Schedule II; Valuation and Qualifying Accounts

        3.     Exhibits.

Exhibit No.                                 Description of Exhibit
----------                                  ----------------------
3.1*            --    Restated Articles of Incorporation of the Company
3.2*            --    Amended and Restated Bylaws of the Company
4.1*            --    Specimen Common Stock Certificate
10.1*           --    Amended and  Restated  Loan  Origination,  Sale and  Contribution
                      Agreement  dated  as of  December  15,  1995 by and  between  the
                      Company and AutoBond Funding Corporation I
10.2*           --    Security  Agreement  dated  as of May  21,  1996  among  AutoBond
                      Funding  Corporation  II, the Company and Norwest Bank Minnesota,
                      National Association
10.3*           --    Credit  Agreement  and Side  Agreement,  dated as of May 21, 1996 among AutoBond  Funding  Corporation  II, the Company and Peoples
                      Life Insurance Company
10.4*           --    Servicing  Agreement  dated  as of May 21,  1996  among  AutoBond
                      Funding  Corporation II, CSC Logic/MSA L.L.P.,  doing business as
                      "Loan  Servicing  Enterprise",   the  Company  and  Norwest  Bank
                      Minnesota, National Association
10.5*           --    Loan Acquisition Sale and Contribution  Agreement dated as of May
                      21,  1996  by  and  between  the  Company  and  AutoBond  Funding
                      Corporation II
10.6*           --    Second Amended and Restated  Secured  Revolving  Credit Agreement
                      dated as of July 31, 1995 between  Sentry  Financial  Corporation and the Company
10.7*           --    Management  Administration  and  Services  Agreement  dated as of
                      January 1, 1996 between the Company and AutoBond, Inc.
10.8*           --    Employment  Agreement dated November 15, 1995 between Adrian Katz and the Company
10.9*           --    Employment  Agreement  dated February 15, 1996 between Charles A.
                      Pond and the Company
10.10*          --    Employment  Agreement effective as of May 1, 1996 between William
                      O. Winsauer and the Company
10.11*          --    Vender's  Comprehensive  Single  Interest  Insurance  Policy  and
                      Endorsements, issued by Interstate Fire & Casualty Company






Exhibit No.                                 Description of Exhibit
----------                                  ----------------------
10.12*          --    Warrant to Purchase  Common Stock of the Company  dated March 12,
                      1996
10.13*           --    Employee Stock Option Plan

10.14*          --    Dealer Agreement dated November 9, 1994,  between the Company and
                      Charlie Thomas Ford, Inc.
10.15*          --    Automobile Loan Sale  Agreement,  dated as of September 30, 1996,
                      among  the  Company,   First  Fidelity   Acceptance   Corp.,  and
                      Greenwich Capital Financial Products, Inc.
10.16'D'        --    Servicing  Agreement,  dated as of January 29, 1997,  between CSC
                      LOGIC/MSA L.P.P.,  doing business as "Loan Servicing  Enterprise"
                      and the Company
10.17'D'        --    Credit  Agreement,  dated as of February 1, 1997, among
                      AutoBond  Funding  Corporation  II, the  Company and Daiwa
                      Finance Corporation

10.18'D'        --    Security Agreement, dated as of February 1, 1997, by and among
                      AutoBond  Funding  Corporation  II, the Company and Norwest  Bank
                      Minnesota, National Association
10.19'D'        --    Automobile  Loan Sale  Agreement,  dated as of March 19, 1997, by and between Credit Suisse First Boston  Mortgage  Capital L.L.C.,
                      a Delaware limited liability company, and the Company
21'D'           --    Subsidiaries of the Company
27.1'D'         --    Financial Data Schedule


---------------------------------

* Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-05359).
'D' Filed herewith.

  (b) Reports on Form 8-K

  No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                      AUTOBOND ACCEPTANCE CORPORATION

                                       By:   /s/ William O. Winsauer
                                             ----------------------------------
                                             William O. Winsauer, Chairman
                                             of the Board  and Chief  Executive
                                             Officer

Date: March 31, 1997

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ William O. Winsauer     Chairman of the Board and         March 31, 1997
--------------------------  Chief Executive
William O. Winsauer         Officer


/s/ Adrian Katz             Vice Chairman of the Board        March 31, 1997
--------------------------  and Chief Operating Officer
Adrian Katz

/s/ William J. Stahl        Vice President and                March 31, 1997
--------------------------  Chief Financial Officer
William J. Stahl

/s/ John S. Winsauer        Secretary and                     March 31, 1997
--------------------------  and Director
John S. Winsauer


/s/ Robert S. Kapito        Director                          March 31, 1997
--------------------------
Robert S. Kapito

                        AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                           INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                       Page
                                                                                       ----
Report of Independent Accountants                                                      F-2

Consolidated Balance Sheets, December 31, 1995 and 1996                                F-3


Consolidated  Statements  of  Operations  for the  Period  From  August  1, 1994
 (Inception) through December 31, 1994,

 and the Years Ended December 31, 1995 and 1996                                        F-4


Consolidated Statements of Shareholders' Equity for the
 Period From August 1, 1994 (Inception) to December 31, 1994,

 and the Years Ended December 31, 1995 and 1996                                        F-5


Consolidated Statements of Cash Flows for the Period From
 August 1, 1994 (Inception) to December 31, 1994, and the

 Years Ended December 31, 1995 and 1996                                                F-6


Notes to Consolidated Financial Statements                                             F-7

Financial Statement Schedule:

  Schedule II - Valuation and Qualifying Accounts                                      S-1


All other schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements, related notes, or other schedules.

                                REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
AutoBond Acceptance Corporation

We have audited the consolidated financial statements and the financial statement schedule of AutoBond Acceptance Corporation and Subsidiaries listed in the index on page F-1 of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AutoBond Acceptance Corporation and Subsidiaries as of December 31, 1995 and 1996, and the consolidated results of their operations and their cash flows for the period from August 1, 1994 (inception) through December 31, 1994 and for the years ended December 31, 1995 and 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

COOPERS & LYBRAND L.L.P.

Austin, Texas
March 26, 1997

                        AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS

                                                                        December 31,
                      ASSETS                                       1995             1996
                      ------                                    -----------       -------
Cash and cash equivalents                                       $    92,660      $ 4,121,342
Restricted cash                                                     360,266          318,515
Cash held in escrow                                               1,322,571        2,662,934
Finance contracts held for sale, net                              3,354,821          228,429
Repossessed assets held for sale, net                               673,746          152,580
Class B Certificates                                              2,834,502       10,465,294
Excess servicing receivable                                         846,526        4,247,274
Debt issuance cost                                                  700,000          997,338
Trust receivable                                                    525,220        2,230,003
Due from affiliate                                                                   168,847
Prepaid expenses and other assets                                   354,208          383,573
Software development costs                                                           300,382
                                                                -----------      -----------
          Total assets                                          $11,064,520      $26,276,511
                                                                ===========      ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Revolving credit agreements                                   $ 1,150,421
  Notes payable                                                   2,674,597      $10,174,633
  Repurchase agreement                                            1,061,392
  Accounts payable and accrued liabilities                        1,836,082        1,474,586
  Bank overdraft                                                    861,063
  Payable to affiliate                                              255,597          265,998
  Deferred income taxes                                             199,000        2,075,553
                                                                -----------      -----------
         Total liabilities                                        8,038,152       13,990,770
                                                                -----------      -----------

Commitments and contingencies

Shareholders' equity:

  Preferred stock, no par value; 5,000,000
   shares authorized; no shares issued
  Common stock, no par value; 25,000,000
   shares authorized; 5,118,753 and
   6,512,500 shares issued and outstanding                            1,000            1,000
  Additional paid-in capital                                      2,912,603        8,617,466
  Deferred compensation                                             (62,758)         (11,422)
  Loans to shareholders                                            (153,359)        (235,071)
  Retained earnings                                                 328,882        3,913,768
                                                                -----------      -----------
          Total shareholders' equity                              3,026,368       12,285,741
                                                                -----------      -----------

          Total liabilities and shareholders'
           equity                                               $11,064,520      $26,276,511
                                                                ===========      ===========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Period From
                                              August 1, 1994
                                               (Inception)
                                                 Through                  Year Ended
                                               December 31,              December 31,
                                                   1994              1995              1996
                                              --------------     ------------         -------
Revenues:
  Interest income                               $   38,197       $ 2,880,961           $ 2,519,612
  Interest expense                                 (19,196)       (2,099,867)           (2,382,818)
                                                ----------       -----------           -----------
          Net interest income                       19,001           781,094               136,794
  Gain on sale of finance contracts                                4,085,952            12,820,700
  Servicing fee income                                                                     657,950
  Unrealized gain on Class B
   Certificates                                                                            388,278
                                                 ---------       -----------           -----------
          Total revenues                            19,001         4,867,046            14,003,722
                                                 ---------       -----------           -----------

Expenses:
  Provision for credit losses                       45,000            48,702               412,387
  Salaries and benefits                            225,351         1,320,100             4,529,006
  General and administrative                       244,974         1,462,740             2,331,246
  Other operating expenses                          48,281           963,017             1,119,644
                                                 ---------       -----------           -----------
          Total expenses                           563,606         3,794,559             8,392,283
                                                 ---------       -----------           -----------

Income (loss) before income taxes
 and extraordinary item                           (544,605)        1,072,487             5,611,439
Provision for income taxes                                           199,000             1,926,553
                                                 ---------       -----------           -----------

Income (loss) before extraordinary
 item                                             (544,605)          873,487             3,684,886
Extraordinary loss, net of tax
 benefit of $50,000                                                                       (100,000)
                                                 ---------       -----------           -----------
          Net income (loss)                      $(544,605)      $   873,487           $ 3,584,886
                                                 =========       ===========           ===========
Income (loss) per common share:
  Income (loss) before extraordinary
   item                                        $     (0.11)      $      0.17           $      0.64
  Extraordinary loss                                                                         (0.02)
                                               -----------       -----------           -----------
          Net income (loss)                    $     (0.11)      $      0.17           $      0.62
                                               ===========       ===========           ===========
Weighted average shares outstanding              5,118,753         5,190,159             5,811,377
                                               ===========       ===========           ===========





               The accompanying notes are an integral part of the
                       consolidated financial statements.

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                Additional
                                        Common Stock              Paid-In      Deferred       Loans To      Retained
                                    Shares          Amount        Capital    Compensation   Shareholders    Earnings      Total
                                  ----------        -------    -----------   ------------   ------------   -----------   --------
Capital contributions at
 inception                         5,118,753    $     1,000    $   451,000                                              $   452,000

Loans to shareholders                                                                       $   (16,000)                    (16,000)

Net loss                                                                                                   $  (544,605)    (544,605)
                                 -----------    -----------    -----------   -----------    -----------    -----------   -----------

Balance, December 31, 1994         5,118,753          1,000        451,000                      (16,000)      (544,605)    (108,605)

Capital contributions                                            2,323,103                                                2,323,103

Loans to shareholders                                                                          (137,359)                   (137,359)

Deferred compensation pursuant
 to employee contract                                             138,500     $ (138,500)

Amortization of deferred
 compensation                                                                     75,742                                     75,742

Net income                                                                                                     873,487      873,487
                                 -----------    -----------   -----------   -----------     -----------    -----------    ----------
Balance, December 31, 1995         5,118,753          1,000     2,912,603       (62,758)       (153,359)       328,882    3,026,368

Stock issued pursuant to
 employee contract                   568,747

Loans to shareholders                                                                           (81,712)                    (81,712)

Amortization of deferred
 compensation                                                                    51,336                                      51,336

Issuance of common stock in
 public offering                     825,000                    5,704,863                                                 5,704,863

Net income                                                                                                   3,584,886    3,584,886
                                 -----------    -----------    -----------   -----------    -----------    -----------   -----------
Balance, December 31, 1996         6,512,500    $     1,000   $ 8,617,466   $   (11,422)    $  (235,071)   $ 3,913,768  $12,285,741
                                 ===========    ===========    ===========   ===========    ===========    ===========   ===========


                             The accompanying  notes are an integral part of the
                         consolidated financial statements.

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          Period From
                                                                         August 1, 1994
                                                                          (Inception)
                                                                             Through                         Year Ended
                                                                            December 31,                     December 31,
                                                                                1994                  1995                  1996
                                                                           ---------------           ------                ------
Cash flows from operating activities:
  Net income (loss)                                                          $   (544,605)        $    873,487         $  3,584,886
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Amortization of finance contract acquisition
     discount and insurance                                                        (4,513)            (795,579)            (358,949)
    Amortization of deferred compensation                                                               75,742               51,336
    Amortization of debt issuance costs                                                                                     497,496
    Provision for credit losses                                                    45,000               48,702              412,387
    Deferred income taxes                                                                              199,000            1,876,553
    Accretion of excess servicing receivable                                                                               (154,029)
    Unrealized gain on Class B Certificates                                                                                (388,278)
    Changes in operating assets and liabilities:
      Restricted cash                                                            (138,176)            (222,090)              41,751
      Cash held in escrow                                                                           (1,322,571)          (1,340,363)
      Prepaid expenses and other assets                                                               (354,208)            (329,747)
      Class B Certificates                                                                          (2,834,502)          (7,242,514)
      Excess servicing receivable                                                                     (846,526)          (3,246,719)
      Accounts payable and accrued liabilities                                     25,636            1,110,446             (361,496)
      Due to/due from affiliate                                                   504,534             (248,937)            (158,446)
  Purchases of finance contracts                                               (2,453,604)         (31,200,131)         (83,672,335)
  Sales of finance contracts                                                                        27,399,543           85,014,394
  Repayments of finance contracts                                                  51,638            2,660,018            1,605,461
                                                                             ------------         ------------         ------------
           Net cash used in operating activities                               (2,514,090)          (5,457,606)          (4,168,612)
                                                                             ------------         ------------         ------------
Cash flows from investing activities:
  Advances to AutoBond Receivables Trusts                                                             (525,220)          (1,704,783)
  Loans to shareholders                                                           (16,000)            (137,359)             (81,712)
  Disposal proceeds from repossessions                                                                 220,359              646,600
                                                                             ------------         ------------         ------------
          Net cash used in investing activities                                   (16,000)            (442,220)          (1,139,895)
                                                                             ------------         ------------         ------------

Cash flows from financing activities:
  Net borrowings (repayments) under revolving credit
   agreements                                                                   2,054,776             (904,355)          (1,150,421)
  Debt issuance costs                                                                                                      (794,834)
  Proceeds (repayments) from borrowings under repurchase
   agreement                                                                                         1,061,392           (1,061,392)
  Proceeds from notes payable                                                                        2,674,597           12,575,248
  Payments on notes payable                                                                                              (5,075,212)
  Shareholder contributions                                                       452,000            2,323,103
  Increase (decrease) in bank overdraft                                            23,314              837,749             (861,063)
  Proceeds from public offering of common stock, net                                                                      5,704,863
                                                                             ------------         ------------         ------------
          Net cash provided by financing activities                             2,530,090            5,992,486            9,337,189
                                                                             ------------         ------------         ------------

Net increase in cash and cash equivalents                                             -0-               92,660            4,028,682
Cash and cash equivalents at beginning of period                                      -0-                  -0-               92,660
                                                                             ------------         ------------         ------------

Cash and cash equivalents at end of period                                       $    -0-         $     92,660         $  4,121,342
                                                                             ============         ============         ============
Non-cash investing and financing activities:
  Accrual of debt issuance cost                                                  $                $    700,000         $
                                                                             ===========          ============         ============
  Repossession of automobiles                                                    $                $    849,756         $    291,086
                                                                             ===========          ============         ============
  Deferred compensation                                                          $                $    138,500         $
                                                                             ===========          ============         ============


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        NATURE OF BUSINESS

        AutoBond Acceptance Corporation (AAC) was incorporated in June 1993 and commenced operations August 1, 1994. AAC and its wholly-owned subsidiaries, AutoBond Funding Corp I (ABF I), AutoBond Funding Corp II (ABF II), and AutoBond Funding Corp III (ABF III) (collectively, the Company), engage primarily in the business of acquiring, securitizing and servicing automobile installment sale contracts originated by franchised automobile dealers (the Contracts). The Company specializes in Contracts to consumers who generally have limited access to traditional financing, such as that provided by commercial banks or captive finance companies of automobile manufacturers. The Company purchases Contracts directly from automobile dealers or from other originators, with the intent to resell them to institution investors in securitization structures.

        PRINCIPLES OF CONSOLIDATION

        The consolidated financial statements include the accounts of AAC and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior years' financial statements to conform with the current year's presentation.

        PERVASIVENESS OF ESTIMATES

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        CASH AND CASH EQUIVALENTS

        The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

        RESTRICTED CASH

        In accordance with the Company's revolving credit facilities, the Company is required to maintain a cash reserve with its lenders of 1% to 6% of the proceeds received from the lender for the origination of the Finance Contracts. Access to these funds is restricted by the lender; however, such funds may be released in part upon the occurrence of certain events including payoffs of Finance Contracts.

        CASH HELD IN ESCROW

        Upon closing of a securitization transaction, certain funds due to the various parties, including the Company and its warehouse lenders, frequently remain in escrow pending disbursement by the Trustee one to eleven days subsequent to closing.

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

1.      NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
         Continued:

        TRUST RECEIVABLE

        At the time a securitization closes, the Company is required to establish a cash reserve within the trust for future credit losses. Additionally, depending on each securitization structure, a portion of the Company's future servicing cash flow is required to be deposited as additional reserves for credit losses. The December 1995, March 1996, June 1996, September 1996 and December 1996 securitization transactions resulted in initial cash reserves of approximately $525,000, $331,000, $357,000, $446,000, and $500,000, respectively, which approximates 2% of the Finance Contracts sold to the respective trusts. The trust reserves are increased monthly from excess cash flows until such time as they attain a level of 6% of the outstanding principal balance.

        FINANCE CONTRACTS HELD FOR SALE

        Finance Contracts held for sale are stated at the lower of aggregated amortized cost, or market value. Market value is determined based on the estimated value of the Finance Contracts if securitized and sold.

        The Company generally acquires Finance Contracts at a discount, and has purchased loss default and vender single interest physical damage insurance on the Finance Contracts. The purchase discount and insurance are amortized as an adjustment to the related Finance Contract's yield and operating expense, respectively, utilizing the same basis as that used to record income on the Finance Contracts, over the contractual life of the related loans. At the time of sale, any remaining unamortized amounts are netted against the Finance Contract's principal amounts outstanding to determine the resultant gain or loss on sale.

        Allowance for credit losses on the Finance Contracts is based on the Company's historical default rate, the liquidation value of the underlying collateral in the existing portfolio, estimates of repossession costs and probable recoveries from insurance proceeds. The allowance is increased by provisions for estimated future credit losses which are charged against income. The allowance account is reduced for direct charge-offs using the specific identification method, and for estimated losses upon repossession of automobiles which is netted against the related Finance Contracts and transferred to Repossessed assets held for sale.

        IMPAIRMENT OF LONG-LIVED ASSETS

        In the event that facts and circumstances indicate that the cost of long-lived assets other than financial instruments, excess servicing receivables and deferred tax assets may be impaired, an evaluation of recoverability would be performed. If an evaluation of impairment is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. No such write-downs were recorded in 1995 or 1996.

        REPOSSESSED ASSETS HELD FOR SALE

        Automobiles repossessed and held for sale are initially recorded at the recorded investment in the Finance Contracts on the date of repossession less an allowance. This value approximates the expected cash proceeds from the sale of the assets and applicable insurance payments, net of all disposition costs. Due to the relatively short time period between acquisition and disposal of the assets, discounting of the expected net cash proceeds to determine fair value is not utilized.

                         AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

1.      NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
         Continued:

        REPOSSESSED ASSETS HELD FOR SALE, Continued

        Subsequent impairment reviews are performed quarterly on a disaggregated basis. A valuation allowance is established if the carrying amount is greater than the fair value of the assets. Subsequent increases and decreases in fair value result in adjustment of the valuation allowance which is recorded in earnings during the period of adjustment. Adjustments for subsequent increases in fair value are limited to the existing valuation allowance amount, if any. During each of the periods presented, no valuation allowance was established. An adjustment of approximately $300,000 was made in the fourth quarter of 1996 to adjust for the differences between actual proceeds from sale to the carrying amounts recorded for repossessed assets, some portion of which may relate to prior quarters.

        CLASS B CERTIFICATES

        Pursuant to the securitization transactions, the related Trusts have issued Class B Certificates to the Company which are subordinate to the Class A Certificates and senior to the excess servicing receivable with respect to cash distributions from the Trust. The Company accounts for the Class B Certificates as trading securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires fair value accounting for these certificates with the resultant unrealized gain or loss recorded in the statements of operations in the period of the change in fair value. The company determines fair value on a disaggregated basis utilizing quotes from outside dealers who utilize discounted cash flow analyses similar to that described below for determining market value of the excess servicing receivable, as well as other unique characteristics such as the remaining principal balance in relation to estimated future cash flows and the expected remaining terms of the certificates. Estimated transaction costs associated with a sale of the Class B Certificates are not deducted from the fair value determination. During 1996, an unrealized gain of $388,278 was recognized on the Class B Certificates. During 1996, the Company's Class B Certificate from their 1995 securitization was upgraded by Fitch Investors Service from BB to BB+. The Class B Certificates accrue interest at 15%.

        EXCESS SERVICING RECEIVABLE

        Excess servicing receivable includes the estimated present value of future net cash flows from securitized receivables over the amounts due to the Class A and Class B Certificate holders in the securitization and certain expenses paid by the entity established in connection with the securitization transaction. The Finance Contracts sold in conjunction with the securitization transactions are treated as sale transactions in accordance with SFAS No. 77, 'Reporting by Transferors for Transfers of Receivables with Recourse.' Gain or loss is recognized on the date the Company surrenders its control of the future economic benefits relating to the receivables and the investor has placed its cash in the securitization trust. Accordingly, all outstanding debt related to the Finance Contracts sold to the securitization trust is deemed to be simultaneously extinguished. The Company sells 100% of the Finance Contracts and retains a participation in the future cash flows released by the securitization Trustee. The Company also retains the servicing rights, and contracts with third parties to perform certain aspects of the servicing function.

                         AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

1.      NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
         Continued

        EXCESS SERVICING RECEIVABLE, Continued

        The discount rate utilized to determine the excess servicing receivable is based on assumptions that market participants would use for similar financial instruments subject to prepayment, default, collateral value and interest rate risks. The future net cash flows are estimated based on many factors including contractual principal and interest to be received, as adjusted for expected prepayments, defaults, collateral sales proceeds, insurance proceeds, payments to investors on the pass-through securities, servicing fees and other costs associated with the securitization transaction and related loans. The gain from securitization transactions include the excess servicing receivable and Class B Certificates plus the difference between net proceeds received on the transaction date and the net carrying value of Finance Contracts held for sale.

        The carrying value of the excess servicing receivable is amortized in proportion to and over the period of estimated net future excess servicing fee income, for which the amortization is recorded as a charge against servicing fee income. The excess servicing receivable is reviewed to determine if the present value of the estimated remaining future excess servicing fee income is less than the carrying amount using the discount factor applied in the original determination of the excess servicing receivable. The Company does not increase the carrying value of the excess servicing receivable for favorable variances from original estimates, but to the extent that actual results exceed the Company's prepayment or loss estimates, any required decrease adjustment is reflected as a write down of the receivable and a related charge against current period earnings. Write downs of excess servicing receivables due to modification of future estimates as a result of the impairment review are determined on a disaggregated basis consistent with the risk characteristics of the underlying loans consisting principally of origination date and originating dealership. There were no adjustments for impairment to the carrying value of the excess servicing receivable during 1995 or 1996.

        The receipt of the servicing fee income related to the excess servicing asset is subordinate to the Class A and Class B Certificates. As a result, the Company recognizes income for the accretion of the discount associated with the present value effect on the carrying value of the excess servicing asset. Such accretion amounted to approximately $154,000 in 1996.

        The value of the excess servicing reflects management's estimate of the net future servicing income on the finance contracts held in each securitization trust. Such estimate is affected by assumptions such as repossession rates, uninsured loss amounts, delinquencies, prepayment rates and timing of cash receipts. If actual results are significantly different than those assumptions presumed by management in such a manner as to reduce the amount of excess spread cash flows available than originally estimated, the excess servicing asset will be impaired. Given the valuation of the excess servicing asset is affected by a significant number of assumptions and that changes in such assumptions affect the amount of cash flows available to the Company, it is at least reasonably possible that decreases to the value of the excess servicing receivable will occur in the near term and that the decreases could materially affect the amounts reported in the income statement.

                         AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

1.      NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
         Continued

        SOFTWARE DEVELOPMENT COSTS

        Software development costs recorded include external costs incurred to modify the related software from a state of technical feasibility to its operational form and will be amortized over 5 years, which is its estimated useful life. No amortization was recorded in 1996, as the software was not available for use during 1996.

        DEBT ISSUANCE COSTS

        The costs related to the issuance of debt are capitalized and amortized in interest expense over the lives of the related debt.

        Debt issuance costs related to the issuance of notes payable collateralized by Class B Certificates, are amortized on a dissaggregated basis over the term of the related note using the interest method. Debt issuance costs related to warehouse credit facilities are amortized using the straight-line method.

        INCOME TAXES

        The Company uses the liability method in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the year in deferred tax assets and liabilities. The Company files a consolidated federal income tax return.

        EXTRAORDINARY ITEM

        The extraordinary loss recorded in 1996 relates to a $150,000 prepayment fee on a $2,684,000 term loan that was repaid during 1996. The term loan carried a stated interest rate of 20% (see Note 6).

        EARNINGS PER SHARE

        Earnings per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the year. Common share equivalents of 71,406 and 19,489 were used in the calculation of earnings per share in 1995 and 1996, respectively. Fully diluted earnings per share are not presented because the relevant stock options and warrants are not significant. There were no common share equivalents in 1994. Effective May 30, 1996, the Board of Directors of the Company voted to effect a 767.8125-for-1 stock split. All share information and earnings per share calculations for the periods presented in the financial statements herein, and the notes hereto, have been retroactively restated for such stock split.

                         AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

1.      NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES,
         Continued

        INTEREST INCOME

        Generally, interest income on Finance Contracts acquired prior to December 31, 1995 is determined on a monthly basis using the Rule of 78s method which approximates the simple interest method. Subsequent to December 31, 1995, the Company generally uses the simple interest method to determine interest income on Finance Contracts acquired. The Company discontinues accrual of interest on loans past due for more than 90 days. The Company accrues interest income on the Class B Certificates monthly at 15% using the interest method.

        CONCENTRATION OF CREDIT RISK

        The Company generally acquires Finance Contracts from a network of automobile dealers located in thirty-six states, including among others Texas, Arizona, Oklahoma, New Mexico, Connecticut, Georgia and Utah. For the years ended December 31, 1995 and 1996, the Company had a significant concentration of Finance Contracts with borrowers in Texas, which approximated 91% and 63.7% of total Finance Contracts, respectively. For the years ended December 31, 1995 and 1996, one dealer accounted for 8.8% and 8.9%, respectively, of the Finance Contracts purchased by the Company. No other dealer accounted for more than 10% of the Finance Contracts purchased.

2.      RECENT ACCOUNTING PRONOUNCEMENTS:

        In June 1996, the Financial Accounting Standards Board issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The statement is effective for transfers of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively.

        In February  1997,  the  Financial  Accounting  Standards  Board  issued
        Statement of Financial Accounting Standards No. 128, "Earnings Per Share." SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share. The Company believes the implementation of SFAS No. 128 will not have an effect on earnings per share calculation.

3.      FINANCE CONTRACTS HELD FOR SALE:

        The following amounts are included in Finance Contracts held for sale as of:

                                                                             December 31,
                                                                       1995             1996
                                                                       ----             ----
        Principal balance of Finance Contracts
         held for sale                                              $3,539,195      $  266,450
        Prepaid insurance                                              260,155          18,733
        Contract acquisition discounts                                (350,827)        (31,554)
        Allowance for credit losses                                    (93,702)        (25,200)
                                                                    ----------      ----------
                                                                    $3,354,821      $  228,429
                                                                    ==========      ==========

                         AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

4.      EXCESS SERVICING RECEIVABLE AND SECURITIZATIONS:

        The Company has completed the following securitization transactions (rounded to thousands):

                                                             December        March           June        September       December
                                                               1995           1996           1996           1996           1996
                                                           -----------    -----------    -----------    -----------    -----------
        Principal of loans sold                            $26,200,000    $16,500,000    $17,800,000    $22,300,000    $25,000,000

        A Certificate                                       26,200,000     16,500,000     17,800,000     22,300,000     25,000,000

        A Certificate rate                                        7.23%          7.15%          7.73%          7.45%          7.37%

        B Certificate                                      $ 2,800,000    $ 2,000,000    $ 2,000,000    $ 2,400,000    $ 2,800,000

        B Certificate rate                                          15%            15%            15%            15%            15%

        Excess servicing asset                             $   846,000    $   597,000    $   650,000    $ 1,000,000    $ 1,000,000

        Gain on sale                                         4,100,000      2,800,000      2,900,000      3,320,000      3,800,000

        The changes in the excess servicing asset are as follows:

        Balance, January 1, 1996                                    $   846,526
        Additions from securitization transactions                    3,246,719
        Accretion of discount                                           154,029
                                                                    -----------
        Balance, December 31, 1996                                  $ 4,247,274
                                                                    ===========

        The Company is required to represent and warrant certain matters with respect to the Finance Contracts sold to the Trusts, which generally duplicate the substance of the representations and warranties made by the dealers in connection with the Company's purchase of the Finance Contracts. In the event of a breach by the Company of any representation or warranty, the Company is obligated to repurchase the Finance Contracts from the Trust at a price equal to the remaining principal plus accrued interest. The Company has not recorded any liability and has not been obligated to purchase Finance Contracts under the recourse provisions during any of the reporting periods, however, the Company repurchased loans with principal balances of $420,000 in total from a Trust in February 1997. The Company expects that it will recover, under dealer representations and warranty provisions, the amounts due on the repurchased loans from the dealership who sold the Company the loans.

                         AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

5.      REVOLVING CREDIT AGREEMENTS:

        Effective August 1, 1994, the Company entered into a Secured Revolving Credit Agreement with Sentry Financial Corporation ('Sentry') which was amended and restated on July 31, 1995. The amended agreement ('Revolving Credit Agreement') provides for a $10,000,000 warehouse line of credit which terminates December 31, 2000, unless terminated earlier by the Company or Sentry upon meeting certain defined conditions. The proceeds of the Revolving Credit Agreement are to be used to originate and acquire Finance Contracts, to pay for loss default insurance premiums, to make deposits to a reserve account with Sentry, and to pay for fees associated with the origination of Finance Contracts. The Revolving Credit Agreement is collateralized by the Finance Contracts acquired with the outstanding borrowings. Interest is payable monthly and accrues at a rate of prime plus 1.75% (10.25% and 10% at December 31, 1995 and 1996, respectively). The Revolving Credit Agreement contains certain restrictive covenants, including requirements to maintain a certain minimum net worth, and cash and cash equivalent balances. Under the Revolving Credit Agreement, the Company paid interest of $411,915 and $220,674 for the years ended December 31, 1995 and 1996, respectively. Pursuant to the Revolving Credit Agreement, the Company is required to pay a $700,000 warehouse facility fee payable upon the successful securitization of Finance Contracts. The $700,000 was payable in varying amounts after each of the first three securitizations. The Company accrued the $700,000 debt issuance cost upon the first securitization in December 1995, the date the Company determined the liability to be probable in accordance with SFAS No. 5. The $700,000 debt issuance cost is being amortized as interest expense on a straight line basis through December 31, 2000, the termination date of the Revolving Credit Agreement. The Company pays a utilization fee of up to 0.21% per month on the average outstanding balance of the Revolving Credit Agreement. The Revolving Credit Agreement also requires the Company to pay up to 0.62% per quarter on the average unused balance. At December 31, 1996, $10,000,000 was available for borrowings under the credit line as there were no amounts outstanding at that date.

        Effective June 16, 1995, the Company entered into a $25,000,000 Credit Agreement with Nomura Asset Capital Corporation ('Nomura') which allowed for advances to the Company through June 2000 with all outstanding amounts to mature June 2005. Advances outstanding under the facility accrued interest at the three month LIBOR rate plus 6.75% which approximated 12.59% at December 31, 1995. The warehouse facility allowed Nomura to terminate the agreement upon 120 days notice. On October 6, 1995, the Company received notice of Nomura's intent to terminate, and all outstanding advance amounts together with accrued interest were paid by the Company prior to March 31, 1996. No advances under the Nomura credit facility were outstanding at December 31, 1996.

                         AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

5.      REVOLVING CREDIT AGREEMENTS, Continued:

        Effective May 21, 1996 the Company, through its wholly-owned subsidiary AutoBond Funding Corporation II, entered into a $20 million revolving warehouse facility (the 'Revolving Warehouse Facility'), with Peoples Security Life Insurance Company (an affiliate of Providian Capital Management), which expired December 15, 1996. The proceeds from the borrowings under the Revolving Warehouse Facility were used to acquire Finance Contracts, to pay credit default insurance premiums and to make deposits to a reserve account. Interest was payable monthly at a per annum rate of LIBOR plus 2.60%. The Revolving Warehouse Facility also required the Company to pay a monthly fee on the average unused balance of 0.25% per annum. The Revolving Warehouse Facility was collateralized by the Finance Contracts acquired with the outstanding borrowings. The Revolving Warehouse Facility contains certain covenants and representations similar to those in the agreements governing the Company's existing securitizations. No advances under the Revolving Warehouse Facility were outstanding at December 31, 1996.

        The interest rate on borrowings under revolving credit agreements ranged from 8% to 10% for the year ended December 31, 1996.

6.      NOTES PAYABLE:

        Pursuant to the securitization completed in December 1995, the Company entered into a term loan agreement with a finance company to borrow approximately $2,684,000. The loan was collateralized by the Company's Class B Certificates from its 1995 securitization as well as the excess servicing receivable from the cash flows of the related Trust (see Note
        4). The loan accrued interest at 20% per annum payable monthly and principal payments were made based on principal payments received on the Class B Certificates.

        Effective April 8, 1996, the outstanding balance of $2,585,757 was refinanced through a non-recourse term loan entered into with a new finance company. The term loan is collateralized by the Company's Class B Certificates, and matures April 8, 2002. The term loan bears interest at 15% per annum payable monthly. Principal and interest payments on the term loan are paid directly by the Trustee to the finance company and are based on payments required to be made to the Class B Certificate holders pursuant to the Trust. The Company can prepay the term loan in whole or part at any time if the holder seeks to transfer such loan to a third party.

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

                         AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

6.      NOTES PAYABLE, Continued:

        Effective June 27, 1996, the Company obtained a third non-recourse term loan in the amount of $2,066,410 from an institutional investor under similar terms as described in the preceding two paragraphs. The loan is collateralized by the Class B Certificates issued to the Company pursuant to the June 27, 1996 securitization transaction. The Company may prepay the loan in whole or in part at any time subsequent to June 27, 1997, or any time after receiving notice by the investor of its intent to transfer the loan to a third party. The maturity date of the loan is the earlier of June 26, 2002 or the date that all outstanding principal and accrued interest has been paid by the Trustee or the Company.

        Effective September 30, 1996 and December 27, 1996, the Company obtained non-recourse term loans for $2,403,027 and $2,802,891, respectively, from institutional investors under similar terms as described above. The loans are collateralized by the Class B Certificates issued to the Company pursuant to the September 30, 1996 and December 27, 1996 securitization transactions. The Company may prepay the loans in whole or in part at any time subsequent to September 30, 1997, or any time after receiving notice by the investor of its intent to transfer the loan to a third party. The maturity date for the loans is September 30, 2002 and December 31, 2002, respectively.

        During July 1996, a private investment management company entered into a commitment agreement to provide the Company financing collateralized by the senior excess spread interests to be created in the Company's next five proposed securitization transactions. Timing and amount of payments of interest and principal on the loans will correspond to distributions from the securitization trusts on the Class B Certificates. The interest rate on such loans will be 15% per annum, payable monthly and the borrowings will include a 3% origination fee. The commitment is subject to the Company's ability to continue meeting several provisions, including: (1) similarly structured securitization transactions; (2) the absence of rating downgrades and defaults from previous securitization; and (3) satisfactory performance reports.

7.      REPURCHASE AGREEMENT:

        On December 20, 1995, the Company entered into an agreement to sell certain Finance Contracts totaling $1,061,392 to a finance company, and repurchase such Finance Contracts in January 1996 for an amount equal to the remaining unpaid principal balance plus interest accruing at an annual rate of 19%.

        The Company repurchased such Finance Contracts during January 1996 in accordance with the terms of the agreement.

8.      INITIAL PUBLIC OFFERING:

        On November 14, 1996, the Company and Selling Shareholders sold 750,000 and 250,000, respectively, of shares of common stock in an initial public offering at a price of $10 per share. The net proceeds from the issuance and sale of common stock amounted to approximately $5,000,000 after deducting underwriter discounts and issuer expenses. Portions of the net proceeds were used (i) to prepay outstanding subordinated debt of approximately $300,000 plus accrued interest, (ii) to repay advances under Revolving Credit Facilities, and (iii) for general corporate and working capital purposes.

                         AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

8.      INITIAL PUBLIC OFFERING, Continued:

        The underwriters of the Company's initial public offering purchased an additional 75,000 shares of the Company's common stock at $10 per share by exercising half of their over-allotment option. The net proceeds from the issuance and sale of these shares amounted to approximately $700,000 after deducting underwriter's discounts.

9.      INCOME TAXES:

        The provision for income taxes for 1996 consists of a deferred tax provision of $1,926,553 and no current liability. The provision for income taxes for 1995 consists of a deferred tax provision of $199,000 and no current liability. Due to net losses incurred from inception through December 31, 1994, the Company has no provision in 1994. The reconciliation between the provision for income taxes and the amounts that would result from applying the Federal statutory rate is as follows:

                                               Period From
                                              August 1, 1994
                                               (Inception)              Year Ended
                                               December 31,            December 31,
                                                   1994           1995             1996
                                              --------------  ------------       --------
Federal tax at statutory rate
 of 34%                                        $  (185,166)   $   364,646    $ 1,907,889
Nondeductible expenses                               2,166         17,354         18,664
Change in valuation allowance                      183,000       (183,000)          --
                                               -----------    -----------    -----------
     Provision for income taxes                $      --      $   199,000    $ 1,926,553
                                               ===========    ===========    ===========


Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes Significant components of the Company's net deferred tax liability are as follows:


                                                         December 31,
                                                     1995             1996
                                                  -----------    -----------
Deferred Tax Assets:
  Allowance for credit losses                     $    31,859    $    16,728
  Costs related to securitizations                     19,664        491,935
  Other                                               106,424          3,883
  Net operating loss carryforwards                  1,032,396      2,792,067
                                                  -----------    -----------
          Gross deferred tax assets                 1,190,343      3,304,613
                                                  -----------    -----------
Deferred Tax Liabilities:
  Gain on securitization                            1,389,343      5,242,372
  Other                                                  --          137,794
                                                  -----------    -----------
          Gross deferred tax liabilities            1,389,343      5,380,166
                                                  -----------    -----------

  Net deferred tax liabilities                    $   199,000    $ 2,075,553
                                                  ===========    ===========


        At  December  31,  1996,   the  Company  had  tax  net  operating   loss
        carryforwards of approximately $8,212,000 which will expire in fiscal years 2009 through 2011.

                         AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

10.     STOCKHOLDERS' EQUITY:

        Effective May 30, 1996, the Board of Directors adopted Restated Articles of Incorporation which authorized 25,000,000 shares of no par value common stock and 5,000,000 shares of no par value preferred stock.

        STOCK BASED COMPENSATION PLAN

        The Company grants stock options under a stock-based incentive compensation plan (the "Plan"). The Company applies Accounting Principles Board Opinion 25 and related Interpretations in accounting for the Plan. In 1995, SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") was issued, which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Plan. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to elect these provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the expense recognition provisions of SFAS 123 for 1996 are required by SFAS 123 and are presented below.

        Under the Plan, the Company is authorized to issue shares of Common Stock pursuant to "Awards" granted in various forms, including incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, and other similar stock- based Awards. The Company granted stock options in 1996 under the Plan in the form of non-qualified stock options.

        STOCK OPTIONS

        The Company granted stock options in 1996 to employees and directors. The stock options granted in 1996 have contractual terms of 10 years. All options granted to the employees and directors have an exercise price no less than the fair market value of the stock at grant date. The options granted in 1996 vest, 33.33% per year, beginning on the first anniversary of the date of grant. The Company granted 274,500 options in 1996 and 1 warrant for 100,000 shares of stock (collectively, "stock options"). The warrant is fully exercisable after 1 year.

        In  accordance   with  APB  25,  the  Company  has  not  recognized  any
        compensation cost for these stock options granted in 1996.

        A summary of the status of the Company's stock options as of December 31, 1996 and the changes during the year ended is presented below:

                                           STOCK OPTIONS

                                                                              1996
                                                                     -------------------------
                                                                                     Weighted
                                                                     # Shares of      Average
                                                                     Underlying       Exercise
                                                                       Options         Prices
                                                                     -----------     ---------
        Outstanding at beginning of the year                                 0          n/a
          Granted at-the-money                                         274,500        $10.06
          Granted at a premium                                         100,000        $12.00
                                                                       -------
        Total granted                                                  374,500        $10.58
                                                                       =======        ======
        Outstanding at end of year                                     374,500        $10.58
                                                                       =======        ======
        Exercisable at end of year                                           0          n/a
        Weighted-average FV of options granted at-the-money                           $ 4.88
        Weighted-average FV of warrants granted at a premium                          $ 4.65
        Weighted-average FV of options granted during the year                        $ 4.82

                         AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

10.     STOCKHOLDERS' EQUITY, Continued:

        STOCK OPTIONS, Continued

        The fair value of each stock option and warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1996: dividend yield of 0.00% for both years; risk-free interest rates are different for each grant and range from 5.89% to 6.06%; the expected lives of options are estimated to be 5 years; and a volatility of 46.46% for all grants.

        As of December 31, 1996, 374,500 options are outstanding with none bearing exercisable and a weighted-average contractual life of all stock options being 9.93 years.

        PRO FORMA NET INCOME AND NET INCOME PER COMMON SHARE

        Had the compensation cost for the Company's stock-based compensation plan been determined consistent with SFAS 123, the Company's net income and net income per common share for 1996 would approximate the pro forma amounts below:

                                                                 As Reported       Pro Forma
                                                                 December 31,      December 31,
                                                                     1996              1996
                                                                 ------------      --------
        SFAS 123 Charge, pre-tax                                       -            $1,804,560

        APB 25 Charge                                                  -                  -

        Net income                                               $3,584,886         $2,393,876

        Net income per common share                                 $ .62              $ .41

        The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995.

        WARRANTS

        The Company issued to its underwriters of their initial public offering a warrant to purchase up to 100,000 common shares of the Company's common stock at a price per share equal to $12.00. The warrant is exercisable after one year from November 14, 1996, or earlier if the Company effects certain registrations of its common stock.

        In addition to subordinated debt issued March 12, 1996, which was not outstanding at December 31, 1996, a detachable warrant was issued to an individual for the purchase of 18,811 shares of common stock at an exercise price equal to the fair market value as of March 12, 1996, the date of grant. The warrant is exercisable in full or in part during the period commencing six months after the effective date of the Company's initial public offering and ending 1.5 years thereafter. Management has determined that the fair value of the warrant at its issuance date was de minimus.

                         AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

10.     STOCKHOLDERS' EQUITY, Continued:

        PREFERRED STOCK

        Pursuant to the Company's Amended Articles of Incorporation, the Company is authorized to issue from time to time up to 5,000,000 shares of Preferred Stock, in one or more series. The Board of Directors is authorized to fix the dividend rights, dividend rates, any conversion rights or right of exchange, any voting right, any rights and terms of redemption (including sinking fund provisions), the redemption rights or prices, the liquidation preferences and any other rights, preferences, privileges and restrictions of any series of Preferred Stock and the number of shares constituting such series and the designation thereof. There were no shares of Preferred Stock issued or outstanding during 1995 or 1996.

11.     RELATED PARTY TRANSACTIONS:

        Prior to January 1, 1996 the Company shared certain general and administrative expenses with AutoBond, Inc. ('ABI'), which was founded and is 100% owned by the Chief Executive Officer ('CEO') of the Company. The CEO owns 56.59% of the Company. Each entity was allocated expenses based on a proportional cost method, whereby payroll costs were allocated based on management's review of each individual's responsibilities, and costs related to office space and equipment rentals were based on management's best estimate of usage during the year. Miscellaneous expenses were allocated based on the specific purposes for which each expense related. Management believes the methods used to allocate the general and administrative expenses shared with ABI were reasonable, and that the expenses reported in the financial statements after the ABI allocations approximate the expenses that would have been incurred on a stand-alone entity basis. Total expenses allocated to the Company from ABI amounted to approximately $441,000 for the period from August 1, 1994 (inception) to December 31, 1994 and $2,163,000 for the year ended December 31, 1995. Additionally, neither the Company nor any of its affiliates had paid any compensation to its CEO during 1994 or 1995; however, management of the Company commenced compensation payments to the CEO during the latter half of 1996 (see
        Note 12). The Company estimated that a reasonable amount of compensation to pay the CEO on a stand-alone entity basis would approximate $40,000 and $100,000 for the five months ended December 31, 1994 and the year ended December 31, 1995.

        The Company advanced approximately $132,000 and $201,000 as of December 31, 1995 and December 31, 1996, respectively, to William Winsauer, CEO and majority shareholder of the Company, and approximately $21,000 and $34,000 as of December 31, 1995 and December 31, 1996, respectively, to John Winsauer, a significant shareholder of the Company. The advances are non-interest bearing amounts that have no repayment terms and are shown as a reduction of shareholders' equity. As of March 20, 1997, these loans were repaid in full.

                         AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

11.     RELATED PARTY TRANSACTIONS, Continued:

        The Company and ABI entered into a management agreement dated as of January 1, 1996 (the 'ABI Management Agreement') which requires ABI to pay an annual fee of $50,000 to the Company for services rendered by it or the Company's employees on behalf of ABI as follows: (i) monitoring the performance of certain partnership interests owned by ABI and its sole shareholder, (ii) certain cash management services, including the advancing of funds to pay ABI's ordinary business expenses and (iii) providing advice as to regulatory compliance. The ABI Management Agreement also provides that the Company will perform certain accounting functions on behalf of ABI including (i) maintenance of financial books and records, (ii) monitoring of cash management functions, (iii) preparation of financial statements and tax returns and (iv) providing advice in connection with retention of independent accountants. The ABI Management Agreement further provides for the reimbursement of advances made by the Company for out-of-pocket costs and expenses incurred on behalf of ABI. Amounts due to the Company under the ABI Management Agreement amounted to $143,547 at December 31, 1996.

12.     EMPLOYMENT AGREEMENTS:

        During 1995 and 1996, the Company entered into three-year employment agreements with two officers of the Company. One employment agreement is dated November 15, 1995 and is effective from such date through November 15, 1998. This agreement is automatically extended unless the Company gives six months notice of its intent not to extend the terms of the agreement. This agreement provides for a minimum monthly salary of $12,500, together with shares of the Company's common stock, issued January 1, 1996, equal to 10% of the outstanding shares after giving effect to the shares issued to the employee. Half of such issued shares are not subject to forfeiture whereas the remaining 50% are subject to forfeiture. Equal amounts of the forfeitable shares bear no risk of forfeiture upon the officer remaining employed as of November 15, 1996 and November 15, 1997, respectively.

        The Company valued the shares issued January 1, 1996 based on an independent appraisal of the Company as of November 15, 1995, the measurement date, and recorded an increase to additional paid-in capital and deferred compensation of $138,500. Deferred compensation is amortized on a straight-line basis over the two forfeiture periods ending November 15, 1997 resulting in compensation expense of $75,742 and $51,336 for the years ended December 31, 1995 and 1996, respectively.

        The second employment agreement is dated May 31, 1996, and is effective from such date for five years. The agreement provides for compensation at a base salary of $240,000 per annum, which may be increased and may be decreased to an amount of not less than $240,000, at the discretion of the Board of Directors. The agreement entitles the chief executive officer to receive the benefits of any cash incentive compensation as may be granted by the Board to employees, and to participate in any executive bonus or incentive plan established by the Board of Directors. The agreement also provides the officer with certain additional benefits.

                         AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

12.     EMPLOYMENT AGREEMENTS, Continued:

        The agreement automatically terminates upon (i) the death of the officer, (ii) disability of the officer for six continuous months together with the likelihood that the officer will be unable to perform his duties for the following continuous six months, as determined by the Board of Directors, (iii) termination of the officer 'for cause' (which termination requires the vote of a majority of the Board) or (iv) the occurrence of the five-year expiration date provided, however, the agreement may be extended for successive one-year intervals unless either party elects to terminate the agreement in a prior written notice. The officer may terminate his employment for 'good reason' as defined in the agreement. In the event of the officer's termination for cause, the agreement provides that the Company shall pay the officer his base salary through the date of termination and the vested portion of any incentive compensation plan to which the officer may be entitled.

        Other than following a change in control, if the Company terminates the officer in breach of the agreement, or if the officer terminates his employment for good reason, the Company must pay the officer: (i) his base salary through the date of termination; (ii) a severance payment equal to the base salary multiplied by the number of years remaining under the agreement; and (iii) in the case of breach by the Company of the agreement, all other damages to which the officer may be entitled as a result of such breach, including lost benefits under retirement and incentive plans.

        In the event of the officer's termination following a change in control, the Company is required to pay the officer an amount equal to three times the sum of (i) his base salary, (ii) his annual management incentive compensation and (iii) his planned level of annual perquisites. The agreement also provides for indemnification of the officer for any costs or liabilities incurred by the officer in connection with his employment.

13.     COMMITMENTS AND CONTINGENCIES:

        An affiliate of the Company leases office space, furniture, fixtures and equipment under operating leases and during 1995 allocated a significant portion of such costs to the Company based on estimated usage (see Note
        11).

        Future minimum lease payments (which reflect leases having noncancelable lease terms in excess of one year) are as follows for the year ended December 31:

                                                               Operating
                                                                 Leases
                                                               --------
             1997                                              $542,580
             1998                                               305,697
             1999                                                91,847
             2000                                                16,567
             2001                                                    --
             Thereafter                                              --
                                                               --------
                                                                956,691
                                                               ========



        Rental expense under operating leases for the years ended December 31, 1996, 1995 and 1994 were approximately $524,000, $351,000, and $61,000, respectively.

                         AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

13.     COMMITMENTS AND CONTINGENCIES, Continued:

        The Company guaranteed a working capital line entered into by the Company's majority shareholder. Total borrowings of $2,250,000 under such line of credit were contributed to the Company as additional paid-in capital during the year ended December 31, 1995. The indebtedness of the majority shareholder is repaid from and collateralized by a portion of cash flows from Finance Contracts underlying certain securitization transactions completed by the majority shareholder and affiliates owned by the majority shareholder. The outstanding balance guaranteed by the Company at December 31, 1995 was approximately $2,000,000. All amounts outstanding under the working capital line, if any, are expected to be repaid from the sale of a portion of the majority shareholder's common stock upon successful completion by the Company of an initial public offering. In April 1996, the Company made a payment of $89,000 as a principal reduction in the working capital line to bring the outstanding balance to the maximum permitted outstanding amount as of March 31, 1996. Effective September 26, 1996 the Company was released from its guarantee of the shareholder's debt for a release fee of $125,000.

        The Company is the plaintiff or the defendant in several legal proceedings that its management considers to be the normal kinds of actions to which an enterprise of its size and nature might be subject, and not to be material to the Company's overall business or financial condition, results of operations or cash flows.

14.     FAIR VALUE OF FINANCIAL INSTRUMENTS:

        The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value.

        Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company would realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

        CASH AND CASH EQUIVALENTS

        The carrying amount approximates fair value because of the short maturity of those investments.

        NOTE PAYABLE, REVOLVING CREDIT BORROWINGS AND REPURCHASE AGREEMENT

        The fair value of the Company's debt is estimated based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities and characteristics. The revolving credit lines are variable rate loans, resulting in a fair value that approximates carrying cost at December 31, 1996. Additionally, due to the December borrowing date, the note payable and repurchase agreement fair values approximated cost at December 31, 1995.

        FINANCE CONTRACTS HELD FOR SALE

        The fair value of Finance Contracts held for sale is based on the estimated proceeds expected on securitization of the Finance Contracts held for sale.

                         AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, Continued

14.     FAIR VALUE OF FINANCIAL INSTRUMENTS, Continued:

        EXCESS SERVICING RECEIVABLE

        The fair value is determined based on discounted future net cash flows utilizing a discount rate that market participants would use for financial instruments with similar risks. Due to the nature of this financial instrument and the relative recency of the securitization transaction date, the carrying amount approximates fair value.

        The estimated fair values of the Company's financial instruments at December 31, 1995 and 1996 are as follows:

                                                 1995                         1996
                                       -------------------------   -------------------------
                                          Carrying      Fair         Carrying       Fair
                                           Amount       Value         Amount       Value
                                       -----------   -----------   -----------   -----------
Cash and cash equivalents              $    92,660   $    92,660   $ 4,121,342   $ 4,121,342
Finance Contracts held for sale, net     3,354,821     3,854,821       228,428       228,428
Class B Certificates                     2,834,502     2,834,502    10,465,294    10,465,294
Excess servicing receivable                846,526       846,526     4,247,274     4,247,274
Note payable                             2,674,597     2,674,597    10,174,633    10,174,633
Revolving credit borrowings              1,150,421     1,150,421          --            --
Repurchase agreement                     1,061,392     1,061,392          --            --


15.     SUPPLEMENTAL CASH FLOW DISCLOSURES:

        Supplemental cash flow information with respect to payments of interest is as follows:

                                                                Year Ended December 31,
                                                          --------------------------------------
                                                            1994           1995          1996
                                                            ----           ----          ----
        Interest paid                                     $ 19,196      $2,099,867    $1,885,322

        No income taxes were paid during fiscal 1994, 1995 or 1996.

16.     SUBSEQUENT EVENTS:

        Effective February 5, 1997, the Company through its wholly owned subsidiary AutoBond Funding II, obtained a warehouse line of credit of $50,000,000 with Daiwa Finance Corporation for a fourteen month period. This line of credit does not require that the loans funded be covered by default deficiency insurance. The interest rate applied to this line of credit is the lesser of (x) 30 day LIBOR plus 1.15% or (y) 11% per annum. The agreement requires the Company pay a non-utilization fee of .25% per annum on the amount of the line unused. Pursuant to this line of credit, the Company paid a $243,750 commitment fee. The Debt issuance costs will be amortized as interest expense through April 1998, utilizing the effective interest method.

        In January 1997, the Company granted 40,000 options to officers and employees.

                                                                     SCHEDULE II

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                                                               Additions
                                                 Balance        Charged                           Balance
                                              at Beginning     Cost and                           at End
               Description                      of Period      Expenses       Deductions (A)     of Period
               -----------                    ------------    ---------       --------------     ----------
        Allowance for Credit Losses:
          Period from August 1, 1994
           (Inception) to December 31, 1994   $       --       $ 45,000       $      --          $  45,000
          Year ended December 31, 1995        $     45,000     $ 48,702       $      --          $  93,702
          Year ended December 31, 1996        $     93,702     $412,387       $(480,889)         $  25,200



(A) Deductions in 1996 were write-offs of uncollectible finance contracts.

                                  EXHIBIT INDEX

   Exhibit No.                       Description of Exhibit                      Page No.
   ----------                        ----------------------                      --------
          3.1*   --   Restated Articles of Incorporation of the Company

          3.2*   --   Amended and Restated Bylaws of the Company

          4.1*   --   Specimen Common Stock Certificate

         10.1*   --   Amended and Restated Loan Origination, Sale and
                      Contribution Agreement dated as of December 15, 1995
                      by and between the Company and AutoBond Funding
                      Corporation I

         10.2*   --   Security  Agreement  dated  as of  May  21,  1996  among
                      AutoBond  Funding  Corporation  II, the  Company and Norwest
                      Bank Minnesota, National Association

         10.3*   --   Credit  Agreement  and Side  Agreement,  dated as of May 21,
                      1996 among AutoBond Funding  Corporation II, the Company and
                      Peoples Life Insurance Company

         10.4*   --   Servicing  Agreement  dated  as of May  21,  1996  among
                      AutoBond Funding Corporation II, CSC Logic/MSA L.L.P., doing business  as "Loan  Servicing  Enterprise",  the Company and
                      Norwest Bank Minnesota, National Association

         10.5*   --   Loan Acquisition Sale and Contribution Agreement dated as
                      of May 21, 1996 by and  between  the  Company  and  AutoBond
                      Funding Corporation II

         10.6*   --   Second Amended and Restated Secured Revolving Credit
                      Agreement dated as of July 31, 1995 between Sentry
                      Financial Corporation and the Company

         10.7*   --   Management Administration and Services Agreement dated as
                      of January 1, 1996 between the Company and AutoBond, Inc.

         10.8*   --   Employment Agreement dated November 15, 1995 between
                      Adrian Katz and the Company

         10.9*   --   Employment Agreement dated February 15, 1996 between
                      Charles A. Pond and the Company

        10.10*   --   Employment  Agreement  effective  as of May 1, 1996  between
                      William O. Winsauer and the Company

        10.11*   --   Vender's  Comprehensive Single Interest Insurance Policy and
                      Endorsements, issued by Interstate Fire & Casualty Company

        10.12*   --   Warrant to Purchase Common Stock of the Company dated
                      March 12, 1996

        10.13*   --   Employee Stock Option Plan

        10.14*   --   Dealer  Agreement  dated  November  9, 1994,  between the
                      Company and Charlie Thomas Ford, Inc.

        10.15*   --   Automobile Loan Sale Agreement, dated as of September 30,
                      1996, among the Company,  First Fidelity  Acceptance  Corp., and Greenwich Capital Financial Products, Inc.

         10.16   --   Servicing  Agreement,  dated  as of  January  29,  1997,
                      between  CSC  LOGIC/MSA  L.P.P.,  doing  business  as  "Loan
                      Servicing Enterprise" and the Company

         10.17   --   Credit  Agreement,  dated as of February  1, 1997,  among
                      AutoBond  Funding  Corporation  II,  the  Company  and Daiwa
                      Finance Corporation

         10.18   --   Security Agreement,  dated as of February 1, 1997, by and
                      among  AutoBond  Funding  Corporation  II, the  Company  and
                      Norwest Bank Minnesota, National Association

         10.19   --   Automobile Loan Sale Agreement, dated as of March 19,
                      1997, by and between Credit Suisse First Boston
                      Mortgage Capital L.L.C., a Delaware limited liability
                      company, and the Company

         16.1*   --   Change in certifying accountant's letter

         21'D'   --   Subsidiaries of the Company

         27.1'D' --   Financial Data Schedule


* Incorporated by reference from the Company's Registration Statement on Form S-1
(Registration No. 333-05359).

'D' Filed herewith.

                                     STATEMENT OF DIFFERENCES

            The dagger symbol shall be expressed as .................'D'