Form 10-Q
period 1997-03-31
AUTOBOND ACCEPTANCE CORP
filed 1997-05-15
CIK 1014747

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period------

                        COMMISSION FILE NUMBER 000-21673

                         AUTOBOND ACCEPTANCE CORPORATION
             (Exact name of registrant as specified in its charter)

           TEXAS                                              75-2487218
(State or other jurisdiction                              (I.R.S. Employer
 of incorporation or organization)                       Identification No.)

  301 CONGRESS AVENUE, AUSTIN, TEXAS                             78701
(Address of principal executive offices)                      (Zip Code)

                                 (512) 435-7000
               Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    [X]     No [ ]

AS OF MAY 1, 1997, THERE WERE 6,512,500 SHARES OF THE REGISTRANT'S COMMON STOCK, NO PAR VALUE, OUTSTANDING.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION...........................................................................3

   ITEM 1.  FINANCIAL STATEMENTS.........................................................................3
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   RESULTS OF OPERATIONS................................................................................10

PART II.  OTHER INFORMATION.............................................................................22

   ITEM 1. LEGAL PROCEEDINGS............................................................................22
   ITEM 2. CHANGES IN SECURITIES........................................................................22
   ITEM 3. DEFAULTS UPON SENIOR SECURITIES..............................................................22
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................22
   ITEM 5. OTHER INFORMATION............................................................................22
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.............................................................22

SIGNATURES..............................................................................................25

EXHIBIT 27.1............................................................................................26


                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                           AUTOBOND ACCEPTANCE CORPORATION
                             CONSOLIDATED BALANCE SHEETS

                                                                 December 31,     March 31,
                                                                    1996           1997
                                                                 ---------------------------
                                                                                (UNAUDITED)
                       ASSETS
        Cash and cash equivalents                               $  4,121,342    $    606,056
        Restricted cash                                              318,515         694,281
        Cash held in escrow                                        2,662,934       5,000,000
        Finance contracts held for sale, net                         228,429       5,911,360
        Repossessed assets held for sale, net                        152,580          85,560
        Class B Certificates                                      10,465.294       9,686,073
        Interest-only strip receivable                             4,247,274       6,520,234
        Debt issuance cost                                           997,338       1,149,192
        Trust receivable                                           2,230,003       2,889,341
        Due from affiliate                                           168,847         143,547
        Class C Notes sold pending settlement                           --         1,476,258
        Prepaid expenses and other assets                            683,955       2,061,934
                                                                ----------------------------
            Total assets                                        $ 26,276,511    $ 36,223,836
                                                                ============================

          LIABILITIES AND SHAREHOLDERS' EQUITY

        Liabilities:
          Revolving credit facilities                           $       --      $  9,530,904
          Notes payable                                           10,174,633       9,424,623
          Accounts payable and accrued liabilities                 1,474,586       1,049,403
          Bank overdraft                                                --           830,998
          Payable to affiliate                                       265,998         211,000
          Deferred income taxes                                    2,075,553       2,272,565
                                                                ----------------------------
            Total liabilities                                     13,990,770      23,319,493
                                                                ============================
        Commitments and contingencies

        Shareholders' equity:

          Preferred stock, no PAR value; 5,000,000 shares
           authorized; no shares issued
          Common stock, no par value; 25,000,000 shares                1,000           1,000
           authorized; 6,512,500 shares
           issued and outstanding
          Additional paid-in capital                               8,617,466       8,617,466
          Deferred compensation                                      (11,422)         (7,995)
          Loans to shareholders                                     (235,071)         (2,333)
          Unrealized appreciation on interest-only
           strip receivable                                             --           203,409
          Retained earnings                                        3,913,768       4,092,796
                                                                ----------------------------
            Total shareholders' equity                            12,285,741      12,904,343
                                                                ----------------------------
            Total liabilities and shareholders' equity          $ 26,276,511    $ 36,223,836
                                                                ============================


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                         AUTOBOND ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                ----------------------
                                                 1996            1997
                                                ----------------------
  Revenues:
    Interest income                           $   804,632    $   514,092
    Interest expense                             (593,023)      (872,625)
                                              ---------------------------
        Net interest income (expense)             211,609       (358,533)
    Gain on sale of finance contracts           3,142,859      3,575,747
    Servicing fee income                          170,924        191,819
    Unrealized gain on Class B Certificates          --            6,913
                                              ---------------------------
        Total revenues                          3,525,392      3,415,946
                                              ---------------------------

  Expenses:
    Provision for credit losses                   456,498          --
    Salaries and benefits                         789,219      1,758,176
    General and administrative                    286,848        997,502
    Other operating expenses                      362,170        389,014
                                              ---------------------------
        Total expenses                          1,894,735      3,144,692
                                              ---------------------------

  Income before income taxes                    1,630,657        271,254
  Provision for income taxes                      560,000         92,226
                                              ---------------------------
        Net income                            $ 1,070,657      $ 179,028
                                              ===========================

  Income per common share                     $      0.19    $      0.03
                                              ===========================

  Weighted average shares outstanding           5,691,495      6,529,887
                                              ===========================


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                        AUTOBOND ACCEPTANCE CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                  (UNAUDITED)

                                                COMMON STOCK        ADDITIONAL
                                             -------------------     PAID-IN        DEFERRED        LOANS TO
                                              SHARES      AMOUNT     CAPITAL      COMPENSATION    SHAREHOLDERS
                                             ---------    ------    ----------    ------------    ------------
Balance, December 31, 1996                   6,512,500    $1,000    $8,617,466      $ (11,422)       $(235,071)
Unrealized appreciation on interest-only
  strips receivable
Amortization of deferred compensation                                                   3,427
Net payments received                                                                                  232,738
Net income
                                             ---------    ------    ----------    ------------    ------------
Balance, March 31, 1997                      6,512,500    $1,000    $8,617,466      $  (7,995)       $  (2,333)
                                             ---------    ------    ----------    ------------    ------------
                                             ---------    ------    ----------    ------------    ------------

                                                 UNREALIZED
                                                APPRECIATION         RETAINED
                                            INTEREST-ONLY STRIPS     EARNINGS        TOTAL
                                            --------------------    ----------    -----------
Balance, December 31, 1996                        $  --             $3,913,768    $12,285,741
Unrealized appreciation on interest-only
  strips receivable                                203,409                            203,409
Amortization of deferred compensation                                                   3,427
Net payments received                                                                 232,738
Net income                                                             179,028        179,028
                                                ----------          ----------    -----------
Balance, March 31, 1997                           $203,409          $4,092,796    $12,904,343
                                                ----------          ----------    -----------
                                                ----------          ----------    -----------

   The accompanying notes are an integral part of the consolidated financial statements.

                         AUTOBOND ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                           -----------------------------
                                                                                1996             1997
                                                                           -----------------------------
  Cash flows from operating activities:
   Net income                                                              $  1,070,657    $    179,028
   Adjustments to reconcile net income to net cash
   used in operating activities:
     Amortization of finance contract acquisition discount and insurance       (397,195)        (11,472)
     Amortization of deferred compensation                                       12,984           3,427
     Amortization of debt issuance costs                                         56,000         211,120
     Depreciation and amortization                                                  -            46,305
     Provision for credit losses                                                456,498             -
     Deferred income taxes                                                      560,000          92,225
     Accretion of interest-only strip receivable                                (38,507)            -
     Unrealized gain on Class B Certificates                                        -            (6,913)
     Changes in operating assets and liabilities:
       Restricted cash                                                           89,104        (375,766)
       Cash held in escrow                                                     (173,477)     (2,337,066)
       Prepaid expenses and other assets                                        (72,947)     (1,424,283)
       Class B Certificates                                                         -           786,134
       Interest-only strip receivable                                        (2,687,015)     (1.964,764
       Accounts payable and accrued liabilities                                  (3,072)       (425,183)
       Due to/due from affiliate                                               (114,507)        (29,698)
       Class C Notes sold pending settlement                                        -        (1,476,258)
     Purchases of finance contracts                                         (15,175,515)    (32,968,892)
     Sales of finance contracts                                              16,563,366      27,092,951
     Repayments of finance contracts                                            271,687         204,481
                                                                           ----------------------------
         Net cash provided by (used in) operating activities                    418,061     (12,404,624)
                                                                           ----------------------------
   Cash flows from investing activities:
     Advances to AutoBond Receivables Trusts                                   (331,000)       (659,338)
     Loan payments from (to) shareholders                                       (57,910)        232,738
     Disposal proceeds from repossessions                                           -            67,020
                                                                           ----------------------------
         Net cash used in investing activities                                 (388,910)       (359,580)
                                                                           ----------------------------
   Cash flows from financing activities:
     Net borrowings (repayments) under revolving credit facilities             (802,535)      9,530,904
     Debt issuance costs                                                            -          (362,974)
     Proceeds (repayments) from borrowings under repurchase agreement        (1,061,392)           -
     Proceeds from notes payable                                              2,059,214          15,150
     Payments on notes payable                                                 (204,301)       (765,160)
     Proceeds from subordinated debt borrowings                                 300,000            -
     Increase in bank overdraft                                                 257,206         830,998
                                                                           ----------------------------
         Net cash provided by financing activities                              548,192       9,248,918
                                                                           ----------------------------
   Net increase (decrease) in cash and cash equivalents                         577,343      (3,515,286)
   Cash and cash equivalents at beginning of period                              92,660       4,121,342
                                                                           ----------------------------
   Cash and cash equivalents at end of period                              $    670,003    $    606,056
                                                                           ============================


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

1. BASIS OF PRESENTATION

         The financial statements included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Results for interim periods are not necessarily indicative of the results for a full year. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1996 (Number 000-21673).

         Certain data from the prior year has been reclassified to conform to 1997 presentation.

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

         The weighted average number of common and common equivalent shares outstanding for the purposes of computing net income per share were 5,691,495 and 6,529,887 for the three months ended March 31, 1996 and 1997, respectively.

3. FINANCE CONTRACTS HELD FOR SALE

         The following amounts are included in finance contracts held for sale as of:

                                    December 31,       March, 31,
                                       1996               1997
                                    ------------------------------
                                                      (Unaudited)
Unpaid principal balance             $266,450          $5,771,198
Prepaid insurance                      18,733             415,525
Contract acquisition discounts        (31,554)           (250,163)
Allowance for credit losses           (25,200)            (25,200)
                                     --------          ----------
                                     $228,429          $5,911,360
                                     ========          ==========


4. INTEREST-ONLY STRIP RECEIVABLE

         The Company adopted Statement of Financial Accounting Standards No. 125 "Transfer and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS No. 125) as of January 1, 1997.

         SFAS No. 125 provides new accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. This statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings and requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value.

         As a result of adopting the statement, the excess servicing receivable previously shown on the Consolidated Balance Sheet as of December 31, 1996 has been reclassified as interest-only strip receivable, and accounted for like an investment security classified as "available for sale" under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). Accordingly, any unrealized gain or loss in the fair value is included as a component of equity, net of the income tax effect.

         The fair value of interest-only strip receivable is calculated based upon the present value of the estimated future interest income after considering the effects or estimated prepayments, defaults and delinquencies. The discount rate utilized is based upon assumptions that market participant's would use for similar financial instruments subject to prepayments, defaults, collateral value and interest rate risks.

         The Company periodically reviews the fair value of the interest-only strip receivable. Changes in the fair value of securities available for sale are recognized as an adjustment to stockholders' equity. Such adjustment amounted to a net unrealized gain of $203,409, net of related tax effect of $104,787, on the valuation of the interest-only strip receivable for finance contracts held for sale in the quarter ended March 31, 1997.

5. REVOLVING CREDIT FACILITIES

         At March 31, 1997, the Company had a $4.5 million balance outstanding on a $10.0 million revolving credit facility (the "Sentry Facility") with Sentry Financial Corporation ("Sentry"), which expires on December 31, 2000. The proceeds from borrowings under the Sentry Facility are used to acquire finance contracts, to pay applicable credit default insurance premiums and to make deposits to a reserve account with Sentry. The Company pays a utilization fee of up to 0.21% per month on the average outstanding balance under the Sentry Facility. The Sentry Facility also requires the Company to pay up to 0.62% per quarter on the average unused balance. Interest is payable monthly and accrues at a per annum rate of prime plus 1.75% (which was approximately 10.25% at March 31, 1997).

         The Sentry Facility contains certain conditions and imposes certain requirements, including, among other things, minimum net worth and cash and cash equivalent balances in the reserve accounts. Under the Sentry Facility, the Company paid interest of approximately $179,000 for the three months ended March 31, 1997. In April 1996, the Company paid a one-time commitment fee of $700,000 to Sentry.

         The  Company  and  its  wholly  owned   subsidiary,   AutoBond  Funding
Corporation II, entered into a $50 million revolving warehouse facility (the "Daiwa Facility") with Daiwa Finance Corporation ("Daiwa") effective as of February 1, 1997. Advances under the Daiwa Facility mature on the earlier of 120 days following the date of the advance or March 31, 1998. The proceeds from the borrowings under the Daiwa Facility are to be used to acquire finance contracts and to make deposits to a reserve account. The Daiwa Facility is collateralized by the finance contracts acquired with the outstanding advances. The Daiwa Facility does not require that the loans funded be covered by default deficiency insurance. Interest is payable upon maturity of the advances and accrues at the lesser of (x) 30 day LIBOR plus 1.15% (which was approximately 6.83% at March 31, 1997) or (y) 11% per annum. The Company also pays a non- utilization fee of
 .25% per annum on the unused amount of the line of credit. Pursuant to the Daiwa Facility, the Company paid a $243,750 commitment fee. The debt issuance cost is being amortized as interest expense on a straight line basis through March 1998. The Daiwa Facility contains certain covenants and representations  similar to those in the agreements  governing the Company's
existing  securitizations   including,   among  other  things,  delinquency  and
repossession triggers. Advances under the Daiwa Facility totaled $5,000,000 at March 31, 1997 and the Company paid interest of approximately $115,000 during the three months ended March 31, 1997.

6. COMMITMENTS AND CONTINGENCIES

         The Company is required to represent and warrant certain matters with respect to the finance contracts sold to the Trusts, which generally duplicate the substance of the representations and warranties made by the dealers in connection with the Company's purchase of the finance contracts. In the event of a breach by the Company of any representation or warranty, the Company is obligated to repurchase the finance contracts from the Trust at a price equal to the remaining principal plus accrued interest. The Company has generally not recorded any liability and has not been obligated to purchase finance contracts under the recourse provisions during any of the reporting periods. However, the Company repurchased loans with principal balances of $620,000 in total from a Trust during the three months ended March 31, 1997. The Company expects that it will recover, under dealer representations and warranty provisions, the amounts due on the repurchased loans from the dealership who sold the Company the loans.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and the other financial data included herein. The financial information set forth below has been rounded in order to simplify its presentation. However, the ratios and percentages set forth below are calculated using the detailed financial information contained in the Financial Statements and the Notes thereto, and the financial data included elsewhere in this Form 10-Q. Results for interim periods are not necessarily indicative of the results for a full year. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1996 (Number 000-21673).

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

        Gain on Sale of Finance Contracts. Upon completion of a securitization prior to 1997, the Company recognized a gain on sale of finance contracts equal to the present value of future excess spread cash flows from the securitization trust, and the difference between the net proceeds from the securitization and the net carrying cost (including the cost of insurance premiums, if any) to the Company of the finance contracts sold. Excess spread cash flows were comprised of Class B Certificates and an interest-only strip receivable. Due to the Company's utilization of a trust indenture structure for its securitizations starting in 1997, excess spread cash flows are comprised of Class C Notes (until sold to investors) and interest-only strip receivables. Excess spread cash flows represent the difference between the weighted average contract rate earned and the rate paid on multiple class Certificates or Notes issued to investors in the securitization, less servicing fees and other costs, over the life of the securitization. Excess spread cash flows are computed by taking into account certain assumptions regarding prepayments, defaults, proceeds from disposal of repossessed assets, and servicing and other costs. The fair value of the interest-only strip receivable is determined by discounting the excess spread cash flows at a rate based on assumptions that market participants would use for similar financial instruments subject to prepayment, default, collateral value and interest rate risks. The subordinated certificates are then formed by carving out 65% to 80% of the discounted excess spread cash flows. The remaining 20% to 35% of the discounted excess spread cash flows represent interest-only strip receivable. All of the excess spread cash flows are paid by the securitization Trustee to the investor security holders until such time as all accrued interest together with principal have been paid in full. Subsequently, all remaining excess spread cash flows are paid to the Company.

        The Company adopted Statement of Financial Accounting Standards No. 125 "Transfer and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS No. 125) as of January 1, 1997. SFAS No. 125 provides new accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. This statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings and requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value. For transfers that result in the recognition of a sale, SFAS No. 125 requires that the newly created assets obtained and liabilities incurred by the transferors as a part of a transfer of financial assets be initially measured at fair value. Interests in the assets that are retained are measured by allocating the previous carrying amount of the assets (e.g. finance contracts) between the interests sold (e.g. investor certificates) and interests retained (e.g. interest-only strip receivable) based on their relative fair values at the date of the transfer. The amounts initially assigned to these financial components will be a determinant of the gain or loss from a securitization transaction under SFAS No. 125.

        The discounted excess spread cashflows is reported on the balance sheets as "Interest-Only Strip Receivable". An impairment review of the interest-only strip receivable is performed by calculating the net present value of the expected future excess spread cash flows to the Company from the securitization trust utilizing the same discount rate used to record the initial interest-only strip receivable. To the extent that market and economic changes occur which adversely impact the assumptions utilized in determining the interest-only strip receivable, the Company would record a charge against servicing fee income and write down the asset accordingly. Impairment is determined on a disaggregated basis consistent with the risk characteristics of the underlying finance contracts, consisting principally of origination date and originating dealership, as well as the performance of the pool to date. There were no adjustments required as a result of impairment reviews during any of the periods presented in the financial statements. Should the Company be unable to securitize finance contracts in the form of a sale in a financial reporting period, the Company would likely incur a significant decline in total revenues and net income or report a loss for such period.

        Gain on sale of finance contracts was $3,142,859 and $3,575,747 for each of the securitizations occurring in March 1996 and March 1997, respectively. This represents approximately 16.60% and 12.75% of the outstanding balances of the finance contracts at each of the respective securitization dates. Gain on sale can be broken into three major components: the amount by which the proceeds from the sale of multiple class securities exceed the Company's cost basis in the finance contracts; costs of sale (primarily placement, rating agent, and legal and accounting fees); and discounted excess spread cash flows (the Transferor's Interests).

        The Company's cost basis in finance contracts sold has varied from approximately 97.5% to 103% of the value of the senior investor securities. This portion of recognized gain on sale will vary based on the Company's cost of insurance covering the finance contracts and the discount obtained upon acquisition of the finance contracts. Generally, the Company acquired finance contracts from dealers at a greater discount than with finance contracts acquired from third parties.

        Additionally, costs of sale reduce the total gain recognized. As the Company's securitization program matures, placement fees and other costs associated with the sale are expected to shrink as a percentage of the size of the securitization. For example, costs of sale for the March 1996 transaction were $280,000 (or 1.7%), while costs for the March 1997 transaction were about $293,000 (or 1.0%).

        Further, the excess spread component of recognized gain is affected by various factors, including most significantly, the coupon on the senior investor securities and the age of the finance contracts in the pool, as the excess spread cashflow from a pool of aged, as opposed to new, finance contracts is less. The aging (capture of excess spread prior to securitization) necessarily results in less available excess spread cash flow from the securitization. The Company believes that margins in the range of those previously recognized are sustainable subject to adverse interest rate movements, availability of VSI insurance at current rates and the Company's ability to continue purchasing finance contracts from dealers at approximately an 8.5% discount.

        The gain on sale of finance contracts is affected by the aggregate principal balance of contracts securitized and the gross interest spread on those contracts. The following table illustrates the gross interest spread for each of the Company's securitizations:

                                              Remaining   Weighted
                                              Balance at  Average
                                    Original   March 31,  Contract  Certificate             Gross
    Securitization                 Balance(1)   1997        Rate       Rate     Ratings(2) Spread(3)
-----------------------------------------------------------------------------------------------------
                                  (Dollars in thousands)
  AutoBond Receivables
    Trust 1995-A                     $26,261   $17,177       18.9%      7.23%      A/A3      11.7%
  AutoBond Receivables
    Trust 1996-A                      16,563    12,817       19.7%      7.15%      A/A3      12.5%
  AutoBond Receivables
    Trust 1996-B                      17,833    15,264       19.7%      7.73%      A/A3      12.0%
  AutoBond Receivables
    Trust 1996-C                      22,297    22,297(4)    19.7%      7.45%      A/A3      12.3%
  AutoBond Receivables
    Trust 1996-D                      25,000    25,000(4)    19.5%      7.37%      A/A3      12.1%
  AutoBond Receivables
    Trust 1997-A (5)                  27,196    27,196       20.8%      7.82%      A/A2      13.0%
                                   ---------------------                         BBB/BB
     Total                         $ 135,150  $ 119,751
                                   =====================

  ------------------------
 (1) Refers only to balances on senior investor certificates.
 (2) Indicates ratings by Fitch Investors Service, L.P. and Moody's Investors Service, Inc., respectively.
 (3) Difference between weighted average contract rate and senior certificate rate.
 (4) Before expiration of the revolving periods for each trust.
 (5) Includes Class A and Class B Notes.

        Servicing Fee Income. The Company earns substantially all of its servicing fee income on the contracts it services on behalf of securitization trusts. Servicing fee income consists of: (i) contractual servicing fees received through securitizations, equal to $7.00 per month per contract included in each trust (excluding amounts paid to third-party servicers by the trust); (ii) the accretion of the discount applied to excess spread cash flows in calculating the carrying value of the interest-only strip receivable; and (iii) fee income earned as servicer for such items as late charges and documentation fees, which are earned whether or not a securitization has occurred.

FINANCE CONTRACT ACQUISITION ACTIVITY

        The following table sets forth information about the Company's finance contract acquisition activity.

                                                                    Three Months Ended
                                                                         March 31,
                                                                    -------------------
                                                                      1996      1997
                                                                    -------------------
                                                                   (Dollars in thousands)
     Number of finance contracts acquired                            1,310        3,062
     Principal balance of finance contracts acquired              $ 15,487     $ 34,015
     Number of active dealerships (1)                                  148          336
     Number of enrolled dealerships                                    340          890

     -------------------
     (1) Dealers who have sold at least one finance contract to the Company during the period.

RESULTS OF OPERATIONS

        Period-to-period comparisons of operating results may not be meaningful, and results of operations from prior periods may not be indicative of future results. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto.

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

TOTAL REVENUES

        Total revenues decreased $109,446 to $3.4 million for the three months ended March 31, 1997 from $3.5 million for the three months ended March 31, 1996 due to the timing of finance contract acquisition and securitization activity resulting in decreased net interest income.

        Net Interest Income. Net interest income (expense) decreased $570,142 to ($358,533) for the three months ended March 31, 1997 from $211,609 for the three months ended March 31, 1996. Interest expense increased by $279,602 due to higher net borrowing costs associated with the Revolving Credit Facilities, along with increased debt issuance costs amortization of $155,120. Interest income declined by $290,541 due to a reduction in the average daily balance of finance contracts held for sale.

        Gain on Sale of Finance Contracts. For three months ended March 31, 1997, gain on sale of finance contracts amounted to $3.6 million, compared with $3.1 million for the comparable 1996 period. The Company completed one securitization aggregating approximately $28.0 million in principal amount of finance contracts and the gain on sale of finance contracts accounted for 104.7% of total revenues. For three months ended March 31, 1996, there was one securitization transaction in the principal amount of $16.6 million. The gain on sale of finance contracts for this sale transaction accounted for 89.2% of total revenues in 1996. The margin of gain on sale to the outstanding balances of the finance contracts securitized for the three months ended March 31, 1997 was 19.75%, compared with 11.50% for the March

1996 transaction, due to the inclusion of finance contracts acquired from a third-party at a 3.75% discount, in the March 1997 securitization.

        Servicing Fee Income. The Company reports servicing fee income only with respect to finance contracts that are securitized. For the three months ended March 31, 1997, servicing fee income was $191,819, of which $189,077 was collection agent fees. Servicing fee income increased $20,895 from the three months ended March 31, 1996 as a result of increased securitization activity by the Company. As of March 31, 1996, the Company had completed only two securitizations and servicing income amounted to $170,924 for the quarter.

TOTAL EXPENSES

        Total expenses of the Company increased $1.2 million to $3.1 million for the three months ended March 31, 1997 from $1.9 million for the three months ended March 31, 1996. Although operating expenses increased during the quarter ended March 31, 1997, the Company's finance contract portfolio grew at a faster rate than the rate of increase in operating expenses. Total expenses as a percentage of total principal balance of finance contracts acquired in the period decreased to 9.24% during the three months ended March 31, 1997 from 12.5% for the three months ended March 31, 1996.

        Provision for Credit Losses. No provision for credit losses on finance contracts held for future securitizations was taken for the three months ended March 31, 1997, due to the timing of finance contract acquisition and securitization activity compared with a provision of $456,498 for the three months ended March 31, 1996.

        Salaries and Benefits. Salaries and benefits increased $968,957 to $1.8 million for the three months ended March 31, 1997 from $789,219 for the three months ended March 31, 1996. This increase was due primarily to an increase in the number of the Company's employees necessary to handle the increased contract acquisition volume and the collection activities on a growing portfolio of finance contracts, and due to compensation of the Company's Chief Executive Officer, which the Company began paying in May 1996.

        General and Administrative Expenses. General and administrative expenses increased $710,655 to $997,502 for the three months ended March 31, 1997 from $286,848 for the three months ended March 31, 1996. This increase was due primarily to growth in the Company's operations. General and administrative expenses consist principally of office, furniture and equipment leases, professional fees, communications and office supplies, and are expected to increase as the Company continues to grow and also due to the costs of operating as a public company.

        Other Operating Expenses. Other operating expenses (consisting principally of servicing fees, credit bureau reports and insurance) increased $26,844 to $389,014 for the three months ended March 31, 1997 from $362,170 for the three months ended March 31, 1996. This increase was due to increased finance contract acquisition volume.

NET INCOME

        In the three months ended March 31, 1997, net income decreased $892,628 to $179,027 from $1.1 million for the three months ended March 31, 1996. The decrease in net income was primarily attributable to an increase in infrastructure costs to support higher finance contract acquisition volume. The principal balance of finance contracts acquired increased $18.5 million to $34.0 million for the three months ended March 31, 1997 from $15.5 million for the three months ended March 31, 1996, including $12.5 million of finance contracts which the Company acquired in March 1997 from Credit Suisse First Boston.

FINANCIAL CONDITION

        Finance Contracts Held for Sale, Net. Finance contracts held for sale, net of allowance for credit losses, increased $5.7 million to $5.9 million at March 31, 1997, from $228,429 at December 31, 1996. The number and principal balance of contracts held for sale are largely dependent upon the timing and size of the Company's securitizations. The Company plans to securitize finance contracts on a regular quarterly basis.

         Trust Receivable. At the time a securitization closes, the Company's securitization subsidiary is required to fund a cash reserve account within the trust to provide additional credit support for the senior investor securities. Additionally, depending on the structure of the securitization, a portion of the future excess spread cash flows from the trust is required to be deposited in the cash reserve account to increase the initial deposit to a specified level. Amounts on deposit in cash reserve accounts are also reflected as advances to the relevant trust under the item "Cash flows from investing activities" in the Company's consolidated statements of cash flows. The initial cash reserve deposits for the December 1995, March 1996, June 1996, September 1996, December 1996 and March 1997 securitizations were $525,220, $331,267, $356,658, $445,934, $500,000 and $56O,744, respectively, equivalent to 2% of the initial principal amount of the senior trust certificates. A portion of excess spread cash flows will increase such reserves until they reach 6%.

        Interest-Only Strip Receivable. The following table provides historical data regarding the interest only strip receivable:

                                                        Three
                                                     Months Ended
                                                       March 31,
                                                        1997
                                                    --------------
                                                (Dollars in thousands)
 Beginning balance                                     $ 4,247
 Unrealized appreciation                                   308
 Additions                                               1,965
 Accretion                                                 -
                                                    -------------
 Ending balance                                        $ 6,520
                                                    =============




DELINQUENCY EXPERIENCE

        The following table reflects the delinquency experience of the Company's finance contract portfolio:

                                                    December 31,           March 31,
                                                        1996                  1997
                                                    -------------------------------------
                                                         (Dollars in thousands)
  Principal balance of finance
   contracts outstanding                            $   104,889           $  131,654
  Delinquent finance contracts (1):
    60-89 days past due                              1,827    1.74%       2,O56    1.56%
    90 days past due and over                        1,328    1.27%       1,610    1.22%
                                                    -------------------------------------
      Total                                         $3,155    3.01%      $3,666    2.78%
                                                    =====================================


-------------
(1) Percentage based on outstanding balance. Excludes finance contracts where the underlying vehicle is repossessed, the borrower is in bankruptcy, or there are insurance claims filed.

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

        If a  delinquency  exists  and a  default  is deemed  inevitable  or the collateral is in jeopardy, and in no event later than the 90th day of delinquency, the Company's Collections Department will initiate the repossession of the financed vehicle. Bonded, insured outside repossession agencies are used to secure involuntary repossessions. In most jurisdictions, notice to the borrower of the Company's intention to sell the repossessed vehicle is required, whereupon the borrower may exercise certain rights to cure his or her default or redeem the automobile. Following the expiration of the legally required notice period, the repossessed vehicle is sold at a wholesale auto auction (or in limited circumstances, through dealers), usually within 60 days of the repossession. The Company closely monitors the condition of vehicles set for auction, and procures an appraisal under the relevant VSI policy prior to sale. Liquidation proceeds are applied to the borrower's outstanding obligation under the finance contract and loss deficiency claims under the VSI policy and Credit Endorsement are then filed.

        Beginning in the first quarter 1997, the Company elected not to obtain credit deficiency insurance on every finance contract which it acquires. Of the $32 million in finance contracts which the Company acquired in the first quarter of 1997, $12.9 million, were covered by an Interstate Fire & Casualty credit deficiency policy. However, VSI damage policies were and continue to be purchased for all finance contracts. The March 1997 securitization structure generated less cash proceeds than prior issuances due to the lack of credit deficiency insurance on many of the finance contracts collateralizing the transaction. However, offsetting much of this reduction in cash proceeds, is the fact that the Company did not pay the up front premiums associated with the credit deficiency insurance, which resulted in a lower cost basis in the finance contracts than in the past.

        Because of the Company's limited operating history, its finance contract portfolio is somewhat unseasoned. This effect on the delinquency statistics can be observed in the comparison of quarter ended March 31, 1997 versus 1996 delinquency percentages. The portfolio is tangibly more seasoned as of March 31, 1997 versus March 31, 1996. Accordingly, delinquency and charge-off rates in the portfolio may not fully reflect the rates that may apply when the average holding period for finance contracts in the portfolio is longer. Increases in the delinquency and/or charge-off rates in the portfolio would adversely affect the Company's ability to obtain credit or securitize its receivables.

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

        The following table provides static pool repossession frequency analysis in dollars of the Company's portfolio performance from inception through March 31, 1997. In this table, all finance contracts have been segregated by quarter of acquisition. All repossessions have been segregated by the quarter in which the repossessed contract was originally acquired by the Company. Cumulative repossessions equals the ratio of repossessions as a percentage of finance contracts acquired for each segregated quarter. Annualized repossessions equals an annual equivalent of the cumulative repossession ratio for each segregated quarter. This table provides information regarding the Company's repossession experience over time. For example, recently acquired finance contracts demonstrate very few repossessions because properly underwritten finance contracts to subprime consumers generally do not default during the initial term of the contract. Between approximately one year and 18 months of seasoning, frequency of repossessions on an annualized basis appear to reach a plateau. Based on industry statistics and the performance experience of the Company's finance contract portfolio, the Company believes that finance contracts seasoned in excess of approximately 18 months will start to demonstrate declining repossession frequency. The Company believes this may be due to the fact that the borrower perceives that he or she has equity in the vehicle. The Company also believes that since the loans generally amortize more quickly than the collateral depreciates, losses and/or repossessions will decline over time.



                                  Repossession Frequency
                     ------------------------------------------------
                     Principal Balance of                                Principal Balance
Year and Quarter of  Repossessions by                                      of Contracts
    Acquisition      Quarter Acquired    Cumulative(1)  Annualized(2)        Acquired
--------------------------------------------------------------------------------------------
                                      (Dollars in thousands)
1994
  Q3               $   22.05              23.67%             8.61%         $    93.17
  Q4                  524.08              22.10%             8.84%           2,371.60
1995
  Q1                1,301.63              20.63%             9.17%           6,310.42
  Q2                1,073.34              17.43%             8.72%           6,157.77
  Q3                1,135.68              15.76%             9.01%           7,205.90
  Q4                1,999.82              16.41%            10.94%          12,188.86
1996
  Q1                1,986.24              12.85%            10.28%          15,459.93
  Q2                2,124.48              11.51%            11.51%          18,458.89
  Q3                1,469.63               6.19%             8.26%          23,735.10
  Q4                  526.12               2.04%             4.08%          25,802.89
1997
  Q1                   14.28               0.04%             0.17%          34,014.88

-------------------
(1) For each quarter, cumulative repossession frequency equals the number of repossessions divided by the number of contracts acquired.

(2) Annualized repossession frequency converts cumulative repossession frequency into an annual equivalent (e.g., for Q4 1994, principal balance of $524.08 thousand in repossessions divided by principal balance of $2.372 million in contracts acquired, divided by 10 quarters outstanding times four equals an annual repossession frequency of 8.84%).

NET LOSS PER REPOSSESSION

        Upon initiation of the repossession process, it is the Company's intent to complete the liquidation process as quickly as possible. The majority of repossessed vehicles are sold at wholesale auction. The Company is responsible for the costs of repossession, transportation and storage. The Company's net charge-off per repossession equals the unpaid balance less the auction proceeds (net of associated costs) and less proceeds from insurance claims. As less of the Company's finance contracts are acquired with credit deficiency insurance, the Company expects its net loss per repossession to increase. The following table demonstrates the net charge-off per repossessed automobile since inception.

                                                                        From
                                                                    August 1, 1994
                                                                    (Inception to
                                                                    March 31, 1997)
                                                                    -------------
Number of finance contracts acquired                                     13,124
Number of finance vehicles repossessed                                      987
Repossessed units disposed of                                               531
Repossessed units awaiting disposition (2)                                  456
Cumulative gross charge-offs (1)                                     $5,840,912
Costs of repossession (1)                                               144,892
Proceeds from auction, physical damage insurance and refunds (1)     (3,828,745
                                                                     ----------
Net loss                                                              2,157,059
Deficiency insurance settlement received (1)                         (1,308,805)
                                                                     ----------
Net charge-offs (1)                                                    $848,254
                                                                     ==========
Net charge-offs per unit disposed                                         1,597
Recoveries as a percentage of cumulative gross charge-offs (3)            87.96%


----------------
(1) Amounts are based on actual liquidation and repossession proceeds (including insurance proceeds) received on units for which the repossession process had been completed as of March 31 1997.

(2) The vehicles may have been sold at auction; however AutoBond might not have received all insurance proceeds as of March 31, 1997.

(3) Not including the costs of repossession which are reimbursed by the securitization trusts.

LIQUIDITY AND CAPITAL RESOURCES

        Since inception. the Company has primarily funded its operations and the growth of its finance contract portfolio through seven principal sources of capital: (i) cash flows from operating activities; (ii) funds provided from borrowers' payments received under finance contracts held for sale; (iii) borrowings under various warehouse and working capital facilities; (iv) proceeds from securitization transactions; (v) cash flows from servicing fees: (vi) proceeds from the issuances of subordinated debt and capital contributions of principal shareholders and (vii) an initial public offering of common stock.

        Cash Flows. Significant cash flows related to the Company's operating activities include the use of cash for purchases of finance contracts, and, cash provided by payments on finance contracts and sales of finance contracts. For the three months ended March 31, 1996 and 1997, $15.2 million and $33.0 million, respectively, was used by the Company to purchase finance contracts. $271,687 and $204,481, respectively, was received as payments on finance contracts, and $16.6 million and $27.1 million, respectively, was received from sales of finance contracts, primarily through securitizations. The Company used $331,000 and $659,338 to fund cash reserve accounts for the securitizations completed in the three months ended March 31, 1996 and 1997, respectively.

        Significant activities comprising cash flows from financing activities include net borrowings (repayments) under Revolving Credit Facilities of ($802,535) and $9.5 million for the three months ended March 31, 1996 and 1997, respectively.

        Revolving Credit Facilities. The Company obtains a substantial portion of its working capital for the acquisition of finance contracts through revolving credit facilities. Under a warehouse facility, the lender generally advances amounts requested by the borrower on a periodic basis, up to an aggregate maximum credit limit for the facility, for the acquisition and servicing of finance contracts or other similar assets. Until proceeds from a securitization transaction are used to pay down outstanding advances, as principal payments are received on the finance contracts, the principal amount of the advances may be paid down incrementally or reinvested in additional finance contracts on a revolving basis.

        At March 31, 1997, the Company had a $4.5 million balance outstanding on a $10.0 million revolving credit facility (the "Sentry Facility") with Sentry Financial Corporation ("Sentry"), which expires on December 31, 2000. The proceeds from borrowings under the Sentry Facility are used to acquire finance contracts, to pay applicable credit default insurance premiums and to make deposits to a reserve account with Sentry. The Company pays a utilization fee of up to 0.21% per month on the average outstanding balance under the Sentry Facility. The Sentry Facility also requires the Company to pay up to 0.62% per quarter on the average unused balance. Interest is payable monthly and accrues at a per annum rate of prime plus 1.75% (which was approximately 10.25% at March 31, 1997).

        The Sentry Facility contains certain conditions and imposes certain requirements, including, among other things, minimum net worth and cash and cash equivalent balances in the reserve accounts. Under the Sentry Facility, the Company paid interest of approximately $179,000 for the three months ended March 31, 1997. In April 1996, the Company paid a one-time commitment fee of $700,000 to Sentry.

        The  Company  and  its  wholly  owned   subsidiary,   AutoBond   Funding
Corporation II, entered into a $50 million revolving warehouse facility (the "Daiwa Facility") with Daiwa Finance Corporation ("Daiwa") effective as of February 1, 1997. Advances under the Daiwa Facility mature on the earlier of 120 days following the date of the advance or March 31, 1998. The proceeds from the borrowings under the Daiwa Facility are to be used to acquire finance contracts and to make deposits to a reserve account. The Daiwa Facility is collateralized by the finance contracts acquired with the outstanding advances. The Daiwa Facility does not require that the loans funded be covered by default deficiency insurance. Interest is payable upon maturity of the advances and accrues at the lesser of (x) 30 day LIBOR plus 1.15% (which was approximately 6.83% at March 31, 1997) or (y) 11% per annum. The Company also pays a non-utilization fee of
 .25% per annum on the unused amount of the line of credit. Pursuant to the Daiwa Facility, the Company paid a $243,750 commitment fee. The debt issuance cost is being amortized as interest expense on a straight line basis through March 1998. The Daiwa Facility contains certain covenants and representations similar to those in the agreements governing the Company's existing securitizations including, among other things, delinquency and repossession triggers. Advances under the Daiwa Facility totaled $5.0 million at March 31, 1997 and the Company paid interest of approximately $115,000 during the three months ended March 31, 1997.

        Securitization Program. In its securitization transactions through the end of 1996, the Company sold pools of finance contracts to a special purpose subsidiary, which then assigned the finance contracts to a trust in exchange for cash and certain retained beneficial interests in future excess spread cash flows. The trust issued two classes of fixed income investor certificates:
"Class A Certificates" which were sold to investors, generally at par with a fixed coupon, and subordinated excess spread certificates ("Class B Certificates"), representing a senior interest in excess spread cash flows from the finance contracts, which were typically retained by the Company's securitization subsidiary and which collateralize borrowings on a nonrecourse basis. The Company also funded a cash reserve account that provides credit support to the Class A Certificates. The Company's securitization subsidiaries also retained a "Transferor's Interest" in the contracts that is subordinate to the interest of the investor certificate holders.

        Commencing with the Company's March 1997 securitization transaction, the Company sells pools of finance contracts to a special purpose subsidiary, which then assigned the finance contracts to an indenture trustee. Under the trust indenture, the special purpose subsidiary issued three classes of fixed income investor notes: "Class A Notes", "Class B Notes" and "Class C Notes", which were sold to investors, generally at par, with fixed coupons. A portion of the Class C Notes represent a senior interest in certain excess spread cash flows from the finance contracts, In addition, the securitization subsidiary retains rights to the remaining excess spread cash flows, which may be used to collateralize borrowings on a non-recourse basis. The Company also funds a cash reserve account that provides credit support to the Class A Notes, Class B Notes and a portion of the Class C Notes.

        The retained interests entitle the Company to receive the future cash flows from the trust after payment to investors, absorption of losses, if any, that arise from defaults on the transferred finance contracts and payment of the other expenses and obligations of the trust.

        Securitization transactions impact the Company's liquidity primarily in two ways. First, the application of proceeds toward payment of the outstanding advances under warehouse credit facilities makes additional borrowing available, to the extent of such proceeds, under those facilities for the acquisition of additional finance contracts. In December 1995, March 1996, June 1996, September 1996, December 1996 and March 1997, the Company securitized approximately $26.2 million, $16.6 million, $17.8 million, $22.3 million, $25.0 million and $28.0 million, respectively, in nominal principal amount of finance contracts and used the net proceeds to pay down borrowings under its warehouse credit facilities.

        Second, additional working capital is obtained through the Company's practice of borrowing funds, on a nonrecourse basis, collateralized by its interest in future excess spread cash flows from its securitization trusts. At March 31, 1997, the Company held interest-only strip receivables and Class B Certificates totaling $16.2 million, substantially all of which had been pledged to collateralize notes payable of $9.5 million. The Class C Notes from the March 1997 transaction were sold to investors during the quarter.

        Initial Public Offering. On November 14, 1996, the Company completed the initial public offering of its Common Stock. The closing comprised 825,000 shares sold by the Company (including 75,000 shares issued pursuant to the exercise of the underwriters over allotment option) and 250,000 shares sold by the Selling Shareholders. With a price to public of $10 per share and an underwriting discount at $.70 per share, the Company received gross proceeds of $7,725,000 from the offering, from which it paid offering expenses of approximately $1.7 million. The net proceeds were being utilized for working capital, repayment of subordinated debt of $300,000 and investment in finance contracts.

        Although management believes the proceeds of the initial public offering of the Company's common stock, proceeds from finance contracts, securitization proceeds and borrowings under its warehouse facilities should be sufficient to fund expansion of the Company's business through the end of 1997, management also believes that additional capital through equity or subordinated debt issuances would allow the Company to take better advantage of growth opportunities. There can be no assurance, however, that the Company will be able to obtain such additional funding.

        The statements contained in this document that are not historical facts are forward looking statements. Actual results may differ from those projected in the forward looking statements. These forward looking statements involve risks and uncertainties, including but not limited to the following risks and uncertainties: changes in the performance of the financial markets, in the demand for and market acceptance of the Company's loan products, and in general economic conditions, including interest rates, presence of competitors with greater financial resources and the impact of competitive products and pricing; the effect of the Company's policies; and the continued availability to the Company of adequate funding sources. Investors are also directed to other risks discussed in document filed by the Company with the Securities and Exchange Commission.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is currently not a party to any material litigation, although it is involved from time to time in routine litigation incident to its business.

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS



Exhibit No.                               Description of Exhibit

3.1*           Restated Articles of Incorporation of the Company

3.2*           Amended and restated Bylaws of the Company

4.1*           Specimen Common Stock Certificate

10.1*          Amended and  Restated  Loan  Origination,  Sale and  Contribution
               Agreement dated as of December 15, 1995 by and between the Company and AutoBond Funding Corporation I

10.2*          Security  Agreement  dated  as of May  21,  1996  among  AutoBond
               Funding  Corporation  II, the Company and Norwest Bank Minnesota,
               National Association

10.3* Credit Agreement and Side Agreement, dated as of May 21, 1996 among AutoBond Funding Corporation II, the Company and Peoples
               Life Insurance Company


Exhibit No.                               Description of Exhibit
10.4*          Servicing  Agreement  dated  as of May 21,  1996  among  AutoBond
               Funding  Corporation II, CSC Logic/MSA L.L.P.,  doing business as
               "Loan  Servicing  Enterprise",   the  Company  and  Norwest  Bank
               Minnesota, National Association

10.5*          Loan Acquisition Sale and Contribution  Agreement dated as of May
               21,  1996  by  and  between  the  Company  and  AutoBond  Funding
               Corporation II

10.6* Second Amended and Restated Secured Revolving Credit Agreement dated as of July 31, 1995 between Sentry Financial Corporation and the Company

10.7*          Management  Administration  and  Services  Agreement  dated as of
               January 1, 1996  between  the Company and  AutoBond,  Inc.

10.8* Employment Agreement dated November 15, 1995 between Adrian Katz and the Company

10.9*          Employment  Agreement  dated February 15, 1996 between Charles A.
               Pond and the Company

10.10*         Employment  Agreement effective as of May 1, 1996 between William
               O. Winsauer and the Company

10.11*         Vender's  Comprehensive  Single  Interest  Insurance  Policy  and
               Endorsements, issued by Interstate Fire & Casualty Company

10.12*         Warrant to Purchase  Common Stock of the Company  dated March 12,
               1996

10.13*         Employee Stock Option Plan

10.14*         Dealer Agreement dated November 9, 1994,  between the Company and
               Charlie Thomas Ford, Inc.

10.15* Automobile Loan Sale Agreement, dated as of September 30, 1996, among the Company, First Fidelity Acceptance Corp., and Greenwich
               Capital Financial Products, Inc.

10.16+         Servicing  Agreement,  dated as of January 29, 1997,  between CSC
               LOGIC/MSA L.P.P., doing business as "Loan Servicing Enterprise" and the Company

10.17+         Credit  Agreement,  dated as of February 1, 1997,  among AutoBond
               Funding Corporation II, the Company and Daiwa Finance Corporation

10.18+ Security Agreement, dated as of February 1, 1997, by and among AutoBond Funding Corporation II, the Company and Norwest Bank
               Minnesota, National Association

10.19+         Automobile  Loan Sale  Agreement,  dated as of March 19, 1997, by and between Credit Suisse First Boston Mortgage Capital L.L.C., a
               Delaware  limited  liability  company,   and  the  Company

21.1+          Subsidiaries of the Company

27.1           Financial Data Schedule







* Incorporated  by reference from the Company's  Registration  Statement on Form
  S-1 (Registration No. 333-05359).

+ Incorporated by reference from the Company's 1996 Annual Report on Form 10-K.

(b)   Reports of Form 8-K

        No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997.










SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 1997.



                                 AUTOBOND ACCEPTANCE CORPORATION

                                 By: /s/ William O. Winsauer
                                     ------------------------------------------
                                     William O. Winsauer, Chairman of the Board
                                     and Chief Executive Officer

                                 By: /s/ R. T. Pigott, Jr.
                                     ------------------------------------------
                                     R. T. Pigott, Jr., Vice President and Chief
                                     Financial Officer




