Form 10-Q
period 1997-06-30
AUTOBOND ACCEPTANCE CORP
filed 1997-08-14
CIK 1014747

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

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

Yes    X     No_____

AS OF AUGUST 1, 1997, THERE WERE 6,512,500 SHARES OF THE REGISTRANT'S COMMON STOCK, NO PAR VALUE, OUTSTANDING.

Table of contents

PART I - FINANCIAL INFORMATION........................................................3

ITEM 1.  FINANCIAL STATEMENTS.........................................................3
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS...................................................................10

PART II. OTHER INFORMATION...........................................................25

ITEM 1. LEGAL PROCEEDINGS............................................................25
ITEM 2. CHANGES IN SECURITIES........................................................25
ITEM 3. DEFAULTS UPON SENIOR SECURITIES..............................................25
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................25
ITEM 5. OTHER INFORMATION............................................................25
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.............................................25

EXHIBIT 27.1.........................................................................27


SIGNATURES...........................................................................28

                            PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                            AUTOBOND ACCEPTANCE CORPORATION
                              CONSOLIDATED BALANCE SHEETS

                                                                DECEMBER 31,   JUNE 30,
                                                                    1996         1997
                                                                --------------------------
                                                                             (UNAUDITED)
                            ASSETS

Cash and cash equivalents                                        $ 4,121,342 $    175,661
Restricted funds                                                   2,981,449   10,483,904
Finance contracts held for sale, net                                 228,429      329,312
Repossessed assets held for sale, net                                152,580      534,263
Class B certificates                                              10,465,294    8,861,463
Interest-only strip receivable                                     4,247,274   10,979,742
Debt issuance cost                                                   997,338      954,579
Trust receivable                                                   2,230,003    3,655,427
Due from affiliate                                                   168,847      192,547
Other assets                                                         683,955    4,261,958
                                                                ==========================
        Total assets                                             $26,276,511  $40,428,856
                                                                ==========================

                    LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Revolving credit facilities                                    $        --  $ 7,000,000
  Notes payable                                                   10,174,633   10,653,293
  Accounts payable and accrued liabilities                         1,474,586    2,829,913
  Bank overdraft                                                          --    1,851,327
  Payable to affiliate                                               265,998      282,822
  Deferred income taxes                                            2,075,553    3,180,632
                                                                --------------------------
    Total liabilities                                             13,990,770   25,797,987
                                                                --------------------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, no par value; 5,000,000 shares authorized; no shares issued
  Common stock, no par value; 25,000,000 shares authorized,            1,000        1,000
    6,512,500 shares issued and outstanding
  Additional paid-in capital                                       8,617,466    8,617,466
  Deferred compensation                                             (11,422)      (4,568)
  Loans to shareholders                                            (235,071)      (2,323)
  Unrealized appreciation on interest-only strip receivable               --      959,629
  Retained earnings                                                3,913,768    5,059,665
                                                                --------------------------
    Total shareholders' equity                                    12,285,741   14,630,869
                                                                --------------------------

        Total liabilities and shareholders' equity               $26,276,511  $40,428,856
                                                                ==========================

 The accompanying notes are an integral part of the consolidated financial statements.

                            AUTOBOND ACCEPTANCE CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)




                                                THREE MONTHS ENDED              SIX MONTHS ENDED
                                                     JUNE 30,                       JUNE 30,
                                           ----------------------------------------------------------
                                              1996              1997          1996           1997
                                           ----------------------------------------------------------
Revenues:
  Interest income .....................   $    665,719    $  1,279,640   $  1,470,351    $  1,793,732
  Gain on sale of finance contracts ...      3,042,641       5,116,397      5,743,986       8,692,144
  Servicing fee income ................        106,284         242,490        277,208         434,402
  Other income (loss) .................          --           (527,701)          --          (520,788)
                                        --------------------------------------------------------------
    Total revenues ....................      3,814,644       6,110,826      7,491,545      10,399,490
                                        --------------------------------------------------------------
Expenses:
  Provision for credit losses .........         48,500            --           63,484            --
  Interest expense ....................        544,497         955,679      1,137,520       1,828,397
  Salaries and benefits ...............      1,056,828       1,732,971      1,846,047       3,272,625
  General and administrative ..........        597,500       1,543,133        884,348       2,759,157
  Other operating expenses ............        202,067         393,675        564,237         782,689
                                        --------------------------------------------------------------
    Total expenses ....................      2,449,392       4,625,458      4,495,636       8,642,868
                                        --------------------------------------------------------------
Income before income taxes and ........      1,365,252       1,485,368      2,995,909       1,756,622
extraordinary loss
Provision for income taxes ............        460,000         518,499      1,020,000         610,725
                                        --------------------------------------------------------------
Income before extraordinary loss ......        905,252         966,869      1,975,909       1,145,897
Extraordinary loss, net of tax benefits
of $50,000                                    (100,000)           --         (100,000)           --
                                        ==============================================================
      Net income ......................   $    805,252    $    966,869   $  1,875,909    $  1,145,897
                                        ==============================================================

Income per common share:
  Income before extraordinary loss ....   $       0.16    $       0.15   $       0.35    $       0.18
  Extraordinary loss ..................           (.02)           --            (0.02)           --
                                        --------------------------------------------------------------
      Net income ......................   $       0.14    $       0.15   $       0.33    $       0.18
                                        ==============================================================
Weighted average shares outstanding ...      5,706,311       6,528,321      5,698,367       6,529,104
                                        ==============================================================

        The accompanying notes are an integral part of the consolidated financial statements.

                            AUTOBOND ACCEPTANCE CORPORATION
                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                      (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                   JUNE 30, 1997
                                                               --------------------

Common stock:
  Balance, December 31, 1996 ..................................    $      1,000
                                                                   ------------
  Balance, June 30, 1997 ......................................           1,000
                                                                   ------------

Additional paid-in capital:
  Balance, December 31, 1996 ..................................       8,617,466
                                                                   ------------
  Balance, June 30, 1997 ......................................       8,617,466
                                                                   ------------

Deferred compensation:
  Balance, December 31, 1996 ..................................         (11,422)
  Amortization of deferred compensation .......................           6,854
                                                                   ------------
  Balance, June 30, 1997 ......................................          (4,568)
                                                                   ------------

Loans to shareholders:
  Balance, December 31, 1996 ..................................        (235,071)
  Net payments received .......................................         232,748
                                                                   ------------
  Balance, June 30, 1997 ......................................          (2,323)
                                                                   ------------

Unrealized appreciation on interest-only strip receivable:
  Balance, December 31, 1996 ..................................            --
  Increase in unrealized appreciation on interest-only strip ..         959,629
  receivable
                                                                   ------------
  Balance, June 30, 1997 ......................................         959,629
                                                                   ------------

Retained earnings:
  Balance, December 31, 1996 ..................................       3,913,768
  Net income ..................................................       1,145,897
                                                                   ------------
  Balance, June 30, 1997 ......................................       5,059,665
                                                                   ------------

Total shareholders' equity ....................................    $ 14,630,869
                                                                   ============

        The accompanying notes are an integral part of the consolidated financial statements.

                         AUTOBOND ACCEPTANCE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     SIX MONTHS ENDED
                                                                          JUNE 30
                                                              -------------------------------
                                                                    1996             1997
                                                              -------------------------------
Cash flows from operating activities:
  Net income ................................................   $  1,875,909    $  1,145,897
  Adjustments to reconcile net income to net cash used in
     operating activities:
   Amortization of finance contract acquisition discount and        (878,557)        (11,472)
   insurance
   Amortization of deferred compensation ....................         25,768           6,584
   Amortization of debt issuance costs ......................        135,571         430,733
   Depreciation and amortization ............................           --            89,457
   Provision for credit losses ..............................         63,484            --
   Deferred income taxes ....................................        970,000         610,725
   Accretion of interest-only strip receivable ..............        (53,910)        102,783
   Unrealized gain on Class B certificates ..................           --            52,862
  Changes in operating assets and liabilities:
   Restricted funds .........................................       (260,307)     (7,502,455)
   Other assets .............................................       (477,892)     (3,667,460)
   Class B certificates .....................................     (3,257,806)      1,550,969
   Interest-only strip receivable ...........................       (674,325)     (5,381,267)
   Accounts payable and accrued liabilities .................       (329,239)      1,355,327
   Due to/due from affiliate ................................       (342,297)         (6,876)
  Purchases of finance contracts ............................    (33,358,304)    (66,945,327)
  Sales of finance contracts ................................     35,842,076      65,573,597
  Repayments of finance contracts ...........................        324,957         809,626
                                                                ----------------------------
     Net cash used in operating activities ..................       (394,872)    (11,786,027)
                                                                ----------------------------
Cash flows from investing activities:
  Advances to AutoBond Receivables Trusts ...................     (1,532,348)     (1,425,424)
  Loan payments from (to) shareholders ......................       (282,675)        232,748
  Disposal proceeds from repossessions ......................        975,662          91,009
                                                                ----------------------------
     Net cash used in investing activities ..................       (839,361)     (1,101,667)
                                                                ----------------------------
Cash flows from financing activities:
  Net borrowings (payments) under revolving credit facilities       (913,129)      7,000,000
  Debt issuance costs .......................................       (259,431)       (387,974)
  Repayments of borrowings under repurchase agreement .......     (1,061,392)           --
  Proceeds from notes payable ...............................      6,734,306       2,041,388
  Payments on notes payable .................................     (3,160,684)     (1,562,728)
  Proceeds from subordinated debt borrowings ................        300,000            --
  Increase in bank overdraft ................................      1,324,784       1,851,327
                                                                ----------------------------
     Net cash provided by financing activities ..............      2,964,454       8,942,013
                                                                ----------------------------
Net increase (decrease) in cash and cash equivalents ........      1,730,221      (3,945,681)
Cash and cash equivalents at beginning of period ............         92,660       4,121,342
                                                                ============================
Cash and cash equivalents at end of period ..................   $  1,822,881    $    175,661
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










                   AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      (UNAUDITED)

1. BASIS OF PRESENTATION

        The consolidated financial statements of AutoBond Acceptance Corporation
("the Company") included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Results for interim periods are not necessarily indicative of the results for a full year. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1996 (Number
000-21673).

        Certain data from the prior year has been reclassified to conform to 1997 presentation.


2. EARNINGS PER SHARE

        Earnings per share is calculated using the weighted average number of common shares and common share equivalents outstanding during the year. Fully diluted earnings per share are not presented because the relevant potentially dilutive securities are not significant. Effective May 30, 1996, the Board of Directors of the Company voted to effect a 767.8125-for-1 stock split. All share information and earnings per share calculations for the periods presented in the financial statements herein, and the notes hereto, have been retroactively restated for such stock split.

        The weighted average number of common and common equivalent shares outstanding for the purposes of computing net income per share were 6,528,321 and 6,529,104 for the three months and six months ended June 30, 1997, respectively.


3. FINANCE CONTRACTS HELD FOR SALE

        The following amounts are included in finance contracts held for sale as of:


                                    December 31, 1996  June 30, 1997
                                   ----------------------------------
                                                         (Unaudited)
Unpaid principal balance ...............   $ 266,450    $ 362,933
Prepaid insurance ......................      18,733         --
Contract acquisition discounts..........     (31,554)      (8,421)
Allowance for credit losses.............     (25,200)     (25,200)
                                           ======================
                                           $ 228,429    $ 329,312
                                           ======================

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

        As a result of adopting the statement, the excess servicing receivable previously shown on the consolidated balance sheet as of December 31, 1996 has been reclassified as interest-only strip receivable, and accounted for as an investment security classified as "available for sale" under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). Accordingly, any unrealized gain or loss in the fair value is included as a component of equity, net of the income tax effect. Any impairment deemed permanent is recorded as a charge against earnings.

        The fair value of interest-only strip receivable is calculated based upon the present value of the estimated future interest income after considering the effects or estimated prepayments, defaults and delinquencies. The discount rate utilized is based upon assumptions that market participants would use for similar financial instruments subject to prepayments, defaults, collateral value and interest rate risks.

        The changes in the interest-only strip receivable follow:

                         Six Months Ended
                           June 30, 1997
                         ------------------
                            (Unaudited)
Beginning balance               $4,247,274
Unrealized appreciation          1,453,984
Additions                        5,643,627
Accretion                          102,783
Impairment charge                (467,926)
                         ==================
Ending balance                 $10,979,742
                         ==================


        The Company periodically reviews the fair value of the interest-only strip receivable. Changes in the fair value of securities available for sale are recognized as an adjustment to stockholders' equity. This adjustment amounted to a net unrealized gain of $959,629, net of related tax effect of $494,355, on the valuation of the interest-only strip receivable for the six months ended June 30, 1997. Additionally, the Company recorded a charge against earnings for permanent impairment of the interest-only strip receivable, determined on a disaggregated basis, of $467,926 during the six months ended June 30, 1997.


5. REVOLVING CREDIT FACILITIES

        At June 30, 1997, the Company had no outstanding balance on a $10.0 million revolving credit facility (the "Sentry Facility") with Sentry Financial Corporation ("Sentry"), which expires on December 31, 2000. The proceeds from borrowings under the Sentry Facility are used to acquire finance contracts, to pay applicable credit default insurance premiums and to make deposits to a reserve account with Sentry. The Company pays a utilization fee of up to 0.21% per month on the average outstanding balance under the Sentry Facility. The Sentry Facility also requires the Company to pay up to 0.62% per quarter on the average unused balance. Interest is payable monthly and accrues at a per annum rate of prime plus 1.75% (10.25% at June 30, 1997).

        The Sentry Facility contains certain conditions and imposes certain requirements, including, among other things, minimum net worth and cash and cash equivalent balances in the reserve accounts. Under the Sentry Facility, the Company incurred interest expense of $241,767 for the six months ended June 30, 1997.

        The Company and its wholly owned subsidiary, AutoBond Funding Corporation II, entered into a $50 million revolving warehouse facility (the "Daiwa Facility") with Daiwa Finance Corporation ("Daiwa") effective as of February 1, 1997. Advances under the Daiwa Facility mature on the earlier of 120 days following the date of the advance or March 31, 1998. The proceeds from the borrowings under the Daiwa Facility are to be used to acquire finance contracts and to make deposits to a reserve account. The Daiwa Facility is collateralized by the finance contracts acquired with the outstanding advances. The Daiwa Facility does not require that the loans funded be covered by default deficiency insurance. Interest is payable upon maturity of the advances and accrues at the lesser of (x) 30 day LIBOR plus 1.15% (6.84% at June 30, 1997) or (y) 11% per annum. The Company also pays a non-utilization fee of .25% per annum on the unused amount of the line of credit. Pursuant to the Daiwa Facility, the Company paid a $243,750 commitment fee. The debt issuance cost is being amortized as interest expense on a straight line basis through March 1998. The Daiwa Facility contains certain covenants and representations similar to those in the agreements governing the Company's existing securitizations including, among other things, delinquency and repossession triggers. At June 30, 1997, advances under the Daiwa Facility totaled $7,000,000, in addition to $33,000,000 in advances derecognized pursuant to SFAS No. 125. The Company incurred interest expense of approximately $445,232 during the six months ended June 30, 1997.

        On June 30, 1997, the Daiwa Facility was restructured so that advances thereunder and the finance contracts securing them could be derecognized pursuant to SFAS No. 125 by sales into an unconsolidated subsidiary. Accordingly, as of such date, $33,000,000 of advances were outstanding and secured by $35,798,557 of finance contracts in the Company's unconsolidated qualifying special purpose subsidiary, AutoBond Master Funding Corporation. These secured variable funding notes are convertible into term notes prior to March 1998 at the option of the noteholder.


6. NOTES PAYABLE

        The following amounts are included in notes payable as of:

                           December 31, 1996  June 30, 1997
                           ----------------------------------
                                               (Unaudited)
Notes payable, secured by
   Class B certificates          $10,050,781     $ 8,526,047
Convertible notes payable               --         2,000,000
Other notes payable                  123,852         127,245
                           ==================================
                                 $10,174,633     $10,653,292
                           ==================================


        Pursuant to the an agreement (the "Securities Purchase Agreement") entered into on June 30, 1997, the Company issued by private placement $2,000,000 in aggregate principal amount of senior secured convertible notes ("Convertible Notes"). Interest is payable quarterly at a rate of 18% per annum until maturity on June 30, 2000. If the Company pays down the Convertible Notes in full prior to June 30, 1998, the holders will have no conversion rights. The Convertible Notes, collateralized by the interest-only strip receivables from the Company's first four securitizations, are convertible into shares of common stock of the Company upon the earlier to occur of (i) an event of default on the Convertible Notes and (ii) June 30, 1998, through the close of business on June 30, 2000, subject to prior redemption. The conversion price is equal to the outstanding principal amount of the Convertible Note being converted divided by the lesser of (x) $5.00 (as adjusted by the terms of the Securities Purchase Agreement) and (y) 85% of the average of the five lowest closing bid prices of the Company's common stock on the Nasdaq Stock Market, or such other exchange or market where the common stock is then traded during the 60 trading days immediately preceding the date the Convertible Note is converted or the applicable date of repayment (subject to adjustment under certain circumstances specified in the Securities Purchase Agreement). The Company also paid certain debt issuance costs to the purchaser totaling $25,000, which is being amortized as interest expense on a straight line basis through June 30, 2000.

        Also pursuant to the Securities Purchase Agreement, the Company issued warrants which upon exercise allow the holders to purchase up to 200,000 shares of common stock at $4.225 per share. The warrants are exercisable to the extent the holders thereof purchase up to $10,000,000 of the Company's subordinated asset-backed securities before June 30, 1998.


7. COMMITMENTS AND CONTINGENCIES

        The Company is required to represent and warrant certain matters with respect to the finance contracts sold to the Trusts, which generally duplicate the substance of the representations and warranties made by the dealers in connection with the Company's purchase of the finance contracts. In the event of a breach by the Company of any representation or warranty, the Company is obligated to repurchase the finance contracts from the Trust at a price equal to the remaining principal plus accrued interest. The Company repurchased finance contracts totaling $619,520 from a Trust during the three months ended March 31, 1997. Of the total amount of these finance contracts, $190,320 were purchased from one dealer. Although the Company has requested that this dealer repurchase such contracts, the dealer has refused. The Company has commenced litigation against such dealer.


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


REVENUES

        The Company's primary sources of revenues consist of three components: interest income, gain on sale of finance contracts and servicing fee income.

        Interest Income. Interest income consists of the sum of three primary components: (i) interest income earned on finance contracts held for sale by the Company; (ii) interest income earned on Class B certificates, and (iii) the accretion of the interest-only strip receivable. Other factors influencing interest income during a given fiscal period include (a) the annual percentage rate of the finance contracts acquired, (b) the aggregate principal balance of finance contracts acquired and funded through the Company's warehouse and other credit facilities prior to securitization, and (c) the length of time such contracts are funded by the warehouse and other credit facilities. Finance contract acquisition growth has had a significant impact on the amount of interest income earned by the Company.

        Gain on Sale of Finance Contracts. Upon completion of a securitization prior to 1997, the Company recognized a gain on sale of finance contracts equal to the present value of future excess spread cash flows from the securitization trust, and the difference between the net proceeds from the securitization and the net carrying cost (including the cost of insurance premiums, if any) to the Company of the finance contracts sold. Excess spread cash flows represent the difference between the weighted average contract rate earned and the rate paid on multiple class certificates issued to investors in the securitization, taking into account certain assumptions regarding prepayments, defaults, proceeds from disposal of repossessed assets, and servicing and other costs, over the life of the securitization.

        The Company implemented Statement of Financial Accounting Standards No. 125 "Transfer and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS No. 125) as of January 1, 1997. SFAS No. 125 provides new accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. This statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings and requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value. For transfers that result in the recognition of a sale, SFAS No. 125 requires that the newly created assets obtained and liabilities incurred by the transferors as a part of a transfer of financial assets be initially measured at fair value. Interests in the assets that are retained are measured by allocating the previous carrying amount of the assets (e.g. finance contracts) between the interests sold (e.g. investor certificates) and interests retained (e.g. interest-only strip receivable) based on their relative fair values at the date of the transfer. The amounts initially assigned to these financial components is a determinant of the gain or loss from a securitization transaction under SFAS No. 125.

        The discounted excess spread cash flows are reported on the consolidated balance sheet as "Interest-Only Strip Receivable". The fair value of the interest-only strip receivable is determined by discounting the excess spread cash flows at a rate based on assumptions that market participants would use for similar financial instruments subject to prepayment, default, collateral value and interest rate risks. The subordinated certificates are then formed by carving out 65% to 80% of the discounted excess spread cash flows. The remaining 20% to 35% of the discounted excess spread cash flows represent the interest-only strip receivable. All of the excess spread cash flows are paid by the securitization Trustee to the investor security holders until such time as all accrued interest together with principal have been paid in full. Subsequently, all remaining excess spread cash flows are paid to the Company.

        An impairment review of the interest-only strip receivable is performed quarterly by calculating the net present value of the expected future excess spread cash flows after giving effect to changes in assumptions due to market and economic changes and the performance of the loan pool to date. The discount rate used is the same as that used to record the initial interest-only strip receivable. Impairment is determined on a disaggregated basis consistent with the risk characteristics of the underlying finance contracts, consisting principally of origination date and originating dealership, as well as the performance of the pool to date. To the extent that the Company deems the asset to be permanently impaired, the Company would record a charge against earnings and write down the asset accordingly. The Company recorded an adjustment to other income (loss) of $467,926 during the three months ended June 30, 1997 as a result of the impairment review. Should the Company be unable to sell finance contracts acquired during a financial reporting period, the Company would likely incur a significant decline in total revenues and net income or report a loss for such period.

        In the Company's March 1997 securitization transaction, the Company sold a pool of finance contracts to a special purpose subsidiary, which then assigned the finance contracts to an indenture trustee. Under the trust indenture, the special purpose subsidiary issued three classes of fixed income investor notes:
"Class A Notes", Class B Notes" and "Class C Notes", which were sold to investors, generally at par, with fixed coupons. A portion of the Class C Notes represented a senior interest in certain excess spread cash flows from the finance contracts. In addition, the securitization subsidiary retained rights to the remaining excess spread cash flows, which may be used to collateralize borrowings on a non-recourse basis. The Company also funded a cash reserve account that provides credit support to the Class A Notes, Class B Notes and a portion of the Class C Notes.

        Gain on sale of finance contracts was $2,749,612, $2,972,804, $3,554,745, $3,543,539 and $3,575,748 for each of the securitizations occurring in March 1996, June 1996, September 1996, December 1996 and March 1997, respectively. Gain on sale of finance contracts into the new unconsolidated securitization subsidiary in June 1997 totaled $5,103,190. This represents approximately 16.6%, 16.7%, 15.9%, 14.2%, 13.9% and 14.3% of the outstanding balances of the finance contracts at each of the respective dates.

        The Company's cost basis in finance contracts sold has varied from approximately 97.5% to 103% of the value of the senior investor securities. This portion of recognized gain on sale varies based on the Company's cost of insurance covering the finance contracts and the discount obtained upon acquisition of the finance contracts. Generally, the Company has acquired finance contracts from dealers at a greater discount than with finance contracts acquired from third parties. Additionally, costs of sale reduce the total gain recognized. As the Company's securitization program matures, placement fees and other costs associated with the sale are expected to shrink as a percentage of the size of the securitization.

        Further, the excess spread component of recognized gain is affected by various factors, including most significantly, the coupon on the senior investor securities and the age of the finance contracts in the pool, as the excess spread cash flow from a pool of aged, as opposed to new, finance contracts is less. The aging (capture of excess spread prior to securitization) necessarily results in less available excess spread cash flow from the securitization. The Company believes that margins in the range of those previously recognized are sustainable subject to adverse interest rate movements, availability of VSI insurance at current rates and the Company's ability to continue purchasing finance contracts from dealers at approximately an 8.5% discount.

        The gain on sale of finance contracts is affected by the aggregate principal balance of contracts securitized and the gross interest spread on those contracts. The following table illustrates the gross interest spread for each of the Company's securitizations (dollars in thousands):

                                      Remaining  Weighted
                                      Balance at Average
                                       June 30,  Contract Certificate           Gross
      Securitization       Balance 1     1997      Rate      Rate    Ratings2  Spread
                                                                                 3
-------------------------------------------------------------------------------------
AutoBond Receivables
  Trust 1995-A                $26,261    $15,306     18.9%     7.23%  A/A3     11.7%
AutoBond Receivables
  Trust 1996-A                 16,563     11,601     19.7%     7.15%  A/A3     12.5%
AutoBond Receivables
  Trust 1996-B                 17,833     13,606     19.7%     7.73%  A/A3     12.0%
AutoBond Receivables
  Trust 1996-C                 22,297     20,068     19.7%     7.45%  A/A3     12.3%
AutoBond Receivables
  Trust 1996-D4                25,000     25,000     19.5%     7.37%  A/A3     12.1%
AutoBond Receivables
  Trust 1997-A5                27,196     25,676     20.8%     7.82%  A/A2     13.0%
                                                                     BBB/BB
                           ======================
     Total                   $135,150   $111,257
                           ======================

---------------------------
1 Refers only to balances on senior investor certificates.
2 Indicates ratings by Fitch Investors Service, L.P. and Moody's Investors Service, Inc., respectively.
3 Difference between weighted average contract rate and senior certificate rate.
4 Reflects status of trust in revolving period.
5 Includes Class A and Class B Notes.


        On June 30, 1997, the Daiwa Facility was restructured so that advances thereunder and the finance contracts securing them could be derecognized pursuant to SFAS No. 125 by sales into an unconsolidated subsidiary. Accordingly, as of such date, $33,000,000 of advances were outstanding and secured by $35,798,557 of finance contracts in the Company's unconsolidated qualifying special purpose subsidiary, AutoBond Master Funding Corporation. These secured variable funding notes are convertible into term notes prior to March 1998 at the option of the noteholder.

        Servicing Fee Income. The Company earns substantially all of its servicing fee income on the contracts it services on behalf of securitization trusts. Servicing fee income consists of: (i) contractual administrative fees received through securitizations, equal to $7.00 per month per contract included in each trust (excluding amounts paid to third-party servicers by the trust);
(ii) the accretion of the discount applied to excess spread cash flows in calculating the carrying value of the interest-only strip receivable; and (iii) fee income earned as servicer for such items as late charges and documentation fees, which are earned whether or not a securitization has occurred.


FINANCE CONTRACT ACQUISITION ACTIVITY

        The following table sets forth information about the Company's finance contract acquisition activity (dollars in thousands):

                                                                      Six Months Ended
                                                                          June 30,
                                                                   ----------------------
                                                                         1996       1997
                                                                   ---------------------

Number of finance contracts acquired                                     2,856    6,017
 Principal balance of finance contracts acquired                       $33,902  $69,288
 Number of active dealerships 1                                            252      831
 Number of enrolled dealerships                                            492    1,136

-------------------------------------------------------------------
1 Dealers who have sold at least one finance contract to the Company during the period.

RESULTS OF OPERATIONS

        Period-to-period comparisons of operating results may not be meaningful, and results of operations from prior periods may not be indicative of future results. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto.


THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

TOTAL REVENUES

        Total revenues increased $2,296,182 to $6,110,826 for the three months ended June 30, 1997 from $3,814,644 for the three months ended June 30, 1996 due to the growth in finance contract acquisition activity.

        Interest Income. Interest income increased $613,921 to $1,279,640 for the three months ended June 30, 1997 from $665,719 for the three months ended June 30, 1996 due to higher outstanding volumes of finance contracts held for sale. The Company began the quarter ended June 30, 1997 with $5.9 million in finance contracts held for sale carried over from the quarter ended March 31, 1997.

        Gain on Sale of Finance Contracts. For three months ended June 30, 1997, gain on sale of finance contracts amounted to $5,116,397, compared with $3,042,641 for the comparable 1996 period. The Company sold finance contracts aggregating approximately $35.8 million into the new unconsolidated securitization subsidiary on June 30, 1997 and the gain on sale of finance contracts accounted for 83.7% of total revenues. For three months ended June 30, 1996, there was one securitization transaction in the principal amount of $17.8 million. The gain on sale of finance contracts for this sale transaction accounted for 79.8% of total revenues in the three months ended June 30, 1996. The ratio of gain on sale to the outstanding balances of the finance contracts sold for the three months ended June 30, 1997 was 14.3%, compared with 17.1% for the comparable 1996 period.

        Servicing Fee Income. The Company reports servicing fee income only with respect to finance contracts that are securitized. For the three months ended June 30, 1997, servicing fee income was $242,490, primarily collection agent fees. Servicing fee income increased by $136,206 from the three months ended June 30, 1996 as a result of increased securitization activity by the Company. As of June 30, 1996, the Company had completed only three securitizations and servicing income amounted to $106,284 for the quarter.

        Other Income (Loss). For three months ended June 30, 1997, other loss amounted to $527,701, compared with $0 for the comparable 1996 period. The Company recorded a charge against earnings for permanent impairment of the interest-only strip receivable, determined on a disaggregated basis, of

$467,926 during the period. Additionally, unrealized loss on the Company's Class B certificates totaled $59,775 during the three months ended June 30, 1997.


TOTAL EXPENSES

        Total expenses of the Company increased $2,176,066 to $4,625,458 for the three months ended June 30, 1997 from $2,449,392 for the three months ended June 30, 1996. Total expenses as a percentage of total principal balance of finance contracts acquired in the period decreased to 13.1% for the three months ended June 30, 1997 compared to 13.3% for the three months ended June 30, 1996.

        Provision for Credit Losses. No provision for credit losses on finance contracts held for future securitizations was taken for the three months ended June 30, 1997, due to the timing of finance contract acquisition and securitization activity compared with a provision of $48,500 for the three months ended June 30, 1996.

        Interest Expense. Interest expense rose to $955,679 for the three months ended June 30, 1997 from $544,497 for the three months ended June 30, 1996. Interest expense increased by $411,182 due to higher net borrowing costs associated with the revolving credit facilities, along with increased debt issuance costs amortization of $219,613.

        Salaries and Benefits. Salaries and benefits increased $676,143 to $1,732,971 for the three months ended June 30, 1997 from $1,056,828 for the three months ended June 30, 1996. This increase was due primarily to an increase in the number of the Company's employees necessary to handle the increased contract acquisition volume and the collection activities on a growing portfolio of finance contracts. The number of employees of the Company increased by 93 to 172 employees at June 30, 1997, compared to 79 employees at June 30, 1996.

        General and Administrative Expenses. General and administrative expenses increased $945,633 to $1,543,133 for the three months ended June 30, 1997 from $597,500 for the three months ended June 30, 1996. This increase was due primarily to growth in the Company's operations. General and administrative expenses consist principally of office, furniture and equipment leases, professional fees, non-employee marketing commissions, communications and office supplies, and are expected to increase as the Company continues to grow and also due to the costs of operating as a public company.

        Other Operating Expenses. Other operating expenses (consisting principally of servicer fees, credit bureau reports and insurance) increased $191,608 to $393,675 for the three months ended June 30, 1997 from $202,067 for the three months ended June 30, 1996. This increase was due to increased finance contract acquisition volume.


NET INCOME

        In the three months ended June 30, 1997, net income increased $161,617 to $966,869 from $805,252 for the three months ended June 30, 1996. The increase in net income was primarily attributable to an increase in finance contract acquisition volume. The principal balance of finance contracts acquired increased $16.9 million to $35.3 million for the three months ended June 30, 1997 from $18.4 million for the three months ended June 30, 1996.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

TOTAL REVENUES

        Total revenues increased $2,907,945 to $10,399,490 for the six months ended June 30, 1997 from $7,491,545 for the six months ended June 30, 1996 primarily due to increased finance contract acquisition and sales volumes. The principal balance of contracts acquired rose from $33.9 million during the six months ended June 30, 1996 to $69.2 million during the six months ended June 30, 1997.

        Interest Income. Interest income increased $323,381 to $1,793,732 for the six months ended June 30, 1997 from $1,470,351 for the six months ended June 30, 1996 due to growth in finance contract acquisition activities.

        Gain on Sale of Finance Contracts. For six months ended June 30, 1997, gain on sale of finance contracts amounted to $8,692,144, compared with $5,743,986 for the comparable 1996 period. The Company completed sales aggregating approximately $63.8 million in principal amount of finance contracts and the gain on sale of finance contracts accounted for 83.6% of total revenues for the current period. For the six months ended June 30, 1996, there were two securitization transactions totaling a principal amount of $34.4 million resulting in gain on sale of finance contracts of $5,743,986 which accounted for 76.7% of total revenues. The ratio of gain on sale to the outstanding balances of the finance contracts sold for the six months ended June 30, 1997 was 13.6%, compared with 16.6% for the two transactions completed in the prior year period.

        Servicing Fee Income. Servicing fee income increased $157,194 to $434,402 for the six months ended June 30, 1997 from $277,208 for the six months ended June 30, 1996 due to growth in securitization activities. The Company was administering seven securitization trusts at June 30, 1997 compared to three securitization trusts at June 30, 1996.

        Other Income (Loss). For six months ended June 30, 1997, other loss amounted to $520,788, compared with $0 for the comparable 1996 period. The Company recorded a charge against earnings for permanent impairment of the interest-only strip receivable, determined on a disaggregated basis, of $467,926 during the period. Additionally, unrealized loss on the Company's Class B certificates totaled $52,862 during the six months ended June 30, 1997.


TOTAL EXPENSES

        Total expenses of the Company increased $4,147,232 to $8,642,868 for the six months ended June 30, 1997 from $4,495,636 for the six months ended June 30, 1996. Although operating expenses increased during the six months ended June 30, 1997, the Company's finance contract portfolio grew at a faster rate than the rate of increase in operating expenses. Total expenses as a percentage of total principal balance of finance contracts acquired in the period decreased to 12.5% during the six months ended June 30, 1997 from 13.3% for the six months ended June 30, 1996.

        Provision for Credit Losses. No provision for credit losses on finance contracts held for future securitizations was necessary during the six months ended June 30, 1997 compared with a provision of $63,484 for the six months ended June 30, 1996.

        Interest Expense. Interest expense increased by $690,877 due to higher borrowing volumes associated with the revolving credit facilities, along with increased debt issuance costs amortization of $430,733.

        Salaries and Benefits. Salaries and benefits increased $1,426,578 to $3,272,625 for the six months ended June 30, 1997 from $1,846,047 for the six months ended June 30, 1996. This increase was due primarily to an increase in the number of the Company's employees necessary to handle the increased contract acquisition volume and the collection activities on a growing portfolio of finance contracts.

        General and Administrative Expenses. General and administrative expenses increased $1,874,809 to $2,759,157 for the six months ended June 30, 1997 from $884,348 for the six months ended June 30, 1996. This increase was due primarily to growth in the Company's operations. General and administrative expenses consist principally of office, furniture and equipment leases, professional fees, non-employee marketing commissions, communications and office supplies, and are expected to increase as the Company continues to grow and also due to the costs of operating as a public company.

        Other Operating Expenses. Other operating expenses (consisting principally of servicer fees, credit bureau reports and insurance) increased $218,452 to $782,689 for the six months ended June 30, 1997 from $564,237 for the six months ended June 30, 1996. This increase was due to increased finance contract acquisition volume.


NET INCOME

        In the six months ended June 30, 1997, net income decreased $730,012 to $1,145,897 from $1,875,909 for the six months ended June 30, 1996. The decrease in net income was primarily attributable to an increase in infrastructure costs to support higher finance contract acquisition volume. The principal balance of finance contracts acquired increased $35.4 million to $69.3 million for the six months ended June 30, 1997 from $33.9 million for the six months ended June 30, 1996, including $12.5 million of finance contracts which the Company acquired in March 1997 from Credit Suisse First Boston.


FINANCIAL CONDITION

        Finance Contracts Held for Sale, Net. Finance contracts held for sale, net of allowance for credit losses, increased $100,883 to $329,312 at June 30, 1997, from $228,429 at December 31, 1996. The number and principal balance of contracts held for sale are largely dependent upon the timing and size of the Company's securitizations. The Company plans to securitize finance contracts on a regular basis.

        Trust Receivable. At the time a securitization closes, the Company's securitization subsidiary is required to fund a cash reserve account within the trust to provide additional credit support for the senior investor securities. Additionally, depending on the structure of the securitization, a portion of the future excess spread cash flows from the trust is required to be deposited in the cash reserve account to increase the initial deposit to a specified level. Amounts on deposit in cash reserve accounts are also reflected as advances to the relevant trust under the item "Cash flows from investing activities" in the Company's consolidated statements of cash flows. The initial cash reserve deposits for the December 1995, March 1996, June 1996, September 1996, December 1996 and March 1997 securitizations and the June 1997 sale into the unconsolidated special purpose subsidiary were $525,220, $331,267, $356,658, $445,934, $500,000, $560,744 and $715,971, respectively, equivalent to 2% of the initial principal amount of the senior trust securities. A portion of excess spread cash flows will increase such reserves until they reach 6%.

        Other Assets. On June 30, 1997, the Daiwa Facility was restructured so that advances thereunder and the finance contracts securing them could be derecognized pursuant to SFAS No. 125 by sales into an unconsolidated subsidiary. Accordingly, as of such date, $33,000,000 of advances were outstanding and secured by $35,798,557 of finance contracts in the Company's unconsolidated qualifying special purpose subsidiary. In conjunction with this transaction, the Company retained a partial interest in the loans sold of $2,497,485, representing the difference between the principal amount of the finance contracts transferred and the amount funded through the variable rate funding notes. It is expected that this amount will be realized upon conversion of the secured variable funding notes into term notes prior to March 1998.


DELINQUENCY EXPERIENCE

        The following table reflects the delinquency experience of the Company's finance contract portfolio (dollars in thousands):

                                             December 31,    June 30, 1997
                                                 1996
                                           ----------------------------------
Principal balance of finance contracts         $104,889         $154,653
outstanding
Delinquent finance contracts 1:
60-89 days past due                           1,827   1.74%    4,038   2.61%
90 days past due and over                     1,328   1.27%    2,786   1.80%
                                           ==================================
Total                                        $3,155   3.01%   $6,824   4.41%
-------------------------------------------==================================
1 Percentage based upon outstanding balance. Excludes finance contracts where the underlying vehicle is repossessed, the borrower is in bankruptcy, or there are insurance claims filed.



CREDIT LOSS EXPERIENCE

        An allowance for credit losses is maintained for contracts held for sale. The Company reports a provision for credit losses on finance contracts held for sale. Management evaluates the reasonableness of the assumptions employed by reviewing credit loss experience, delinquencies, repossession trends, the size of the finance contract portfolio and general economic conditions and trends. If necessary, assumptions will be changed in the future to reflect historical experience to the extent it deviates materially from that which was assumed. Since inception, the Company's assumptions have been consistent and are adequate based upon actual experience. Accordingly, no additional charges to earnings to date have been necessary to accommodate more adverse experience than anticipated.

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

        Beginning in the first quarter 1997, the Company elected not to obtain credit deficiency insurance on every finance contract which it acquires. Of the $32 million in finance contracts which the Company acquired in the first quarter of 1997, $12.9 million were covered by an Interstate Fire & Casualty credit deficiency policy. However, VSI damage policies were and continue to be purchased for all finance contracts. The March 1997 securitization structure generated less cash proceeds than prior issuances due to the lack of credit deficiency insurance on many of the finance contracts collateralizing the transaction. However, offsetting much of this reduction in cash proceeds, is the fact that the Company did not pay the up front premiums associated with the credit deficiency insurance, which resulted in a lower cost basis in the finance contracts than in the past. The Company expects to utilize a new credit deficiency insurance policy for future securitizations.

        Because of the Company's limited operating history, its finance contract portfolio is somewhat unseasoned. This effect on the delinquency statistics can be observed in the comparison of quarter ended June 30, 1997 versus 1996 delinquency percentages. The portfolio is tangibly more seasoned as of June 30, 1997 versus June 30, 1996. Accordingly, delinquency and charge-off rates in the portfolio may not fully reflect the rates that may apply when the average holding period for finance contracts in the portfolio is longer. Increases in the delinquency and/or charge-off rates in the portfolio would adversely affect the Company's ability to obtain credit or securitize its receivables.


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

        The following table provides static pool repossession frequency analysis in dollars of the Company's portfolio performance from inception through June 30, 1997. In this table, all finance contracts have been segregated by quarter of acquisition. All repossessions have been segregated by the quarter in which the repossessed contract was originally acquired by the Company. Cumulative repossessions equals the ratio of repossessions as a percentage of finance contracts acquired for each segregated quarter. Annualized repossessions equals an annual equivalent of the cumulative repossession ratio for each segregated quarter. This table provides information regarding the Company's repossession experience over time. For example, recently acquired finance contracts demonstrate very few repossessions because properly underwritten finance contracts to subprime consumers generally do not default during the initial term of the contract. Between approximately one year and 18 months of seasoning, frequency of repossessions on an annualized basis appear to reach a plateau. Based on industry statistics and the performance experience of the Company's finance contract portfolio, the Company believes that finance contracts seasoned in excess of approximately 18 months will start to demonstrate declining repossession frequency. The Company believes this may be due to the fact that the borrower perceives that he or she has equity in the vehicle. The Company also believes that since the loans generally amortize more quickly than the collateral depreciates, losses and/or repossessions will decline over time.

                             Repossession Frequency
                      ----------------------------------------------
                      Principal Balance of                        Principal Balance
 Year and Quarter of    Repossessions by                             of Contracts
     Acquisition        Quarter Acquired    Cumulative  Annualized     Acquired
                                                 1           2
------------------------------------------------------------------------------------
                              (Dollars in thousands)
1994
    Q3                          $     21.93      22.53%       7.84%      $    93.17
    Q4                               543.74      22.93%       8.34%        2,371.60
 1995
    Q1                             1,372.16      21.74%       8.70%        6,310.42
    Q2                             1,182.94      19.21%       8.54%        6,157.44
    Q3                             1,319.80      18.32%       9.16%        7,205.90
    Q4                             2,340.22      19.20%      10.97%       12,188.86
1996
    Q1                             2,609.80      16.88%      11.25%       15,459.93
    Q2                             2,817.73      15.26%      12.21%       18,458.82
    Q3                             2,482.84      10.46%      10.46%       23,735.10


                             Repossession Frequency
                      ----------------------------------------------
                      Principal Balance of                        Principal Balance
 Year and Quarter of    Repossessions by                             of Contracts
     Acquisition        Quarter Acquired    Cumulative  Annualized     Acquired
                                                 1           2
------------------------------------------------------------------------------------
                              (Dollars in thousands)
    Q4                             1,460.59       5.66%       7.55%       25,802.89
1997
    Q1                               845.00       2.48%       4.97%       34,014.88
    Q2                                29.72        .08%        .34%       35,273.26

----------------------
1 For each quarter, cumulative repossession frequency equals the number of repossessions divided by the number of contracts acquired
2 Annualized repossession frequency converts cumulative repossession frequency into an annual equivalent (e.g., for Q4 1994, principal balance of $543.74 thousand in repossessions divided by principal balance of $2.372 million in contracts acquired, divided by 11 quarters outstanding times four equals an annual repossession frequency of 8.34%).



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

                                                                        From August 1,
                                                                       1994 (Inception)
                                                                       to June 30, 1997
                                                                       ------------------
Number of finance contracts acquired                                              16,079
Number of vehicles repossessed                                                     1,416
Repossessed units disposed of                                                        608
Repossessed units awaiting disposition 2                                             808
Cumulative gross charge-offs 1                                                $6,687,060
Costs of repossession 1                                                          165,903
Proceeds from auction, physical damage insurance and refunds 1               (4,088,756)
                                                                       ------------------
Net loss                                                                       2,764,207
Deficiency insurance settlement received 1                                   (1,653,352)
                                                                       ==================
Net charge-offs 1                                                             $1,110,855
                                                                       ==================
Net charge-offs per unit disposed                                                  1,827
Recoveries as a percentage of cumulative gross charge-offs 3                      85.87%

----------------------------------------------------------------------
1 Amounts are based on actual liquidation and repossession proceeds (including insurance proceeds) received on units for which the repossession process had been completed as of June 30, 1997.

2 The vehicles may have been sold at
auction; however AutoBond might not have received all insurance proceeds as of June 30, 1997.

3 Not including the costs of repossession which are reimbursed by the securitization trusts.

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

        Cash Flows. Significant cash flows related to the Company's operating activities include the use of cash for purchases of finance contracts, and, cash provided by payments on finance contracts and sales of finance contracts. For the six months ended June 30, 1996 and 1997, $33.4 million and $66.9 million, respectively, was used by the Company to purchase finance contracts, $324,957 and $809,626, respectively, was received as payments on finance contracts, and $35.8 million and $65.6 million, respectively, was received from sales of finance contracts, primarily through securitizations. The Company used $687,925 and $1,276,715 to fund cash reserve accounts for the securitizations completed in the six months ended June 30, 1996 and 1997, respectively.

        Significant activities comprising cash flows from financing activities include net borrowings (repayments) under revolving credit facilities of $(913,129) and $7.0 million for the six months ended June 30, 1996 and 1997, respectively.

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

        At June 30, 1997, the Company had no outstanding balance on a $10.0 million revolving credit facility (the "Sentry Facility") with Sentry Financial Corporation ("Sentry"), which expires on December 31, 2000. The proceeds from borrowings under the Sentry Facility are used to acquire finance contracts, to pay applicable credit default insurance premiums and to make deposits to a reserve account with Sentry. The Company pays a utilization fee of up to 0.21% per month on the average outstanding balance under the Sentry Facility. The Sentry Facility also requires the Company to pay up to 0.62% per quarter on the average unused balance. Interest is payable monthly and accrues at a per annum rate of prime plus 1.75% (10.25% at June 30, 1997).

        The Sentry Facility contains certain conditions and imposes certain requirements, including, among other things, minimum net worth and cash and cash equivalent balances in the reserve accounts. In April 1996, the Company paid a one-time commitment fee of $700,000 to Sentry. Under the Sentry Facility, the Company incurred interest expense of $241,767 for the six months ended June 30, 1997.

        The Company and its wholly owned subsidiary, AutoBond Funding Corporation II, entered into a $50 million revolving warehouse facility (the "Daiwa Facility") with Daiwa Finance Corporation ("Daiwa") effective as of February 1, 1997. Advances under the Daiwa Facility mature on the earlier of 120 days following the date of the advance or March 31, 1998. The proceeds from the borrowings under the Daiwa Facility are to be used to acquire finance contracts and to make deposits to a reserve account. The Daiwa Facility is collateralized by the finance contracts acquired with the outstanding advances. The Daiwa Facility does not require that the loans funded be covered by default deficiency insurance. Interest is payable upon maturity of the advances and accrues at the lesser of (x) 30 day LIBOR plus 1.15% (6.84% at June 30, 1997), or (y) 11% per annum. The Company also pays a non-utilization fee of .25% per annum on the unused amount of the line of credit. Pursuant to the Daiwa Facility, the Company paid a $243,750 commitment fee. The debt issuance cost is being amortized as interest expense on a straight line basis through March 1998. The Daiwa Facility contains certain covenants and representations similar to those in the agreements governing the Company's existing securitizations including, among other things, delinquency and repossession triggers. At June 30, 1997, advances under the Daiwa Facility totaled $7,000,000, in addition to $33,000,000 in advances derecognized pursuant to SFAS No. 125. The Company incurred interest expense of approximately $445,232 during the six months ended June 30, 1997.

        On June 30, 1997, the Daiwa Facility was restructured so that advances thereunder and the finance contracts securing them could be derecognized pursuant to SFAS No. 125 by sales into an unconsolidated subsidiary. Accordingly, as of such date, $33,000,000 of advances were outstanding and secured by $35,798,557 of finance contracts in the Company's qualifying unconsolidated special purpose subsidiary, AutoBond Master Funding Corporation. These secured variable funding notes are convertible into term notes prior to March 1998 at the option of the noteholder.

        Notes Payable. Pursuant to the an agreement (the "Securities Purchase Agreement") entered into on June 30, 1997, the Company issued by private placement $2,000,000 in aggregate principal amount of senior secured convertible notes ("Convertible Notes"). Interest is payable quarterly at a rate of 18% per annum until maturity on June 30, 2000. If the Company pays down the Convertible Notes in full prior to June 30, 1998, the holders will have no conversion rights. The Convertible Notes, collateralized by the interest-only strip receivables from the Company's first four securitizations, are convertible into shares of common stock of the Company upon the earlier to occur of (i) an event of default on the Convertible Notes and (ii) June 30, 1998, through the close of business on June 30, 2000, subject to prior redemption. The conversion price is equal to the outstanding principal amount of the Convertible Note being converted divided by the lesser of (x) $5.00 (as adjusted by the terms of the Securities Purchase Agreement) and (y) 85% of the average of the five lowest closing bid prices of the Company's common stock on the Nasdaq Stock Market, or such other exchange or market where the common stock is then traded during the 60 trading days immediately preceding the date the Convertible Note is converted or the applicable date of repayment (subject to adjustment under certain circumstances specified in the Securities Purchase Agreement). The Company also paid certain debt issuance costs to the purchaser totaling $25,000, which is being amortized as interest expense on a straight line basis through June 30, 2000.

        Also pursuant to the Securities Purchase Agreement, the Company issued warrants which upon exercise allow the holders to purchase up to 200,000 shares of common stock at $4.225 per share. The warrants are exercisable to the extent the holders thereof purchase up to $10,000,000 of the Company's subordinated asset-backed securities before June 30, 1998.

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

        In the Company's March 1997 securitization transaction, the Company sold a pool of finance contracts to a special purpose subsidiary, which then assigned the finance contracts to an indenture trustee. Under the trust indenture, the special purpose subsidiary issued three classes of fixed income investor notes:
"Class A Notes", "Class B Notes" and "Class C Notes", which were sold to investors, generally at par, with fixed coupons. A portion of the Class C Notes represent a senior interest in certain excess spread cash flows from the finance contracts, In addition, the securitization subsidiary retained rights to the remaining excess spread cash flows, which may be used to collateralize borrowings on a non-recourse basis. The Company also funds a cash reserve account that provides credit support to the Class A Notes, Class B Notes and a portion of the Class C Notes.

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

        Second, additional working capital is obtained through the Company's practice of borrowing funds, on a non-recourse basis, collateralized by its interest in future excess spread cash flows from its securitization trusts. At June 30, 1997, the Company held interest-only strip receivables and Class B Certificates totaling $19.7 million, substantially all of which had been pledged to collateralize notes payable of $10.7 million. The Class C Notes from the March 1997 transaction were sold to investors during March 1997.

        Initial Public Offering. On November 14, 1996, the Company completed the initial public offering of its Common Stock. The closing comprised 825,000 shares sold by the Company (including 75,000 shares issued pursuant to the exercise of the underwriters over allotment option) and 250,000 shares sold by the Selling Shareholders. With a price to public of $10 per share and an underwriting discount at $.70 per share, the Company received gross proceeds of $7,725,000 from the offering, from which it paid offering expenses of approximately $1.7 million. The net proceeds were utilized for working capital, repayment of subordinated debt of $300,000 and investment in finance contracts.

        Although management believes the proceeds of the initial public offering of the Company's common stock, proceeds from finance contracts, securitization proceeds, issuance of convertible notes and borrowings under its warehouse facilities should be sufficient to fund expansion of the Company's business through the end of 1997, management also believes that additional capital through equity or subordinated debt issuances would allow the Company to take better advantage of growth opportunities. There can be no assurance, however, that the Company will be able to obtain such additional funding.

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


IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

        In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share. The Company believes the implementation of SFAS No. 128 will not have a significant effect on the earnings per share calculation.

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

        None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's annual meeting of shareholders was held on May 13, 1997 at the company's headquarters in Austin, Texas. At the meeting, William O. Winsauer, Adrian Katz, John S. Winsauer, Thomas I. Blinton, Robert S. Kapito, Manual A. Gonzalez and Stuart A. Jones, comprising all of the Company's Board of Directors, were elected to an additional one-year term. In addition, the annual appointment of Coopers & Lybrand L.L.P. as the Company's independent public accountants was approved.

        A total of 5,493,900 shares (representing a quorum of 84.3% of the Company's outstanding common stock) were voted at the meeting for the election of directors and the approval of the accountants. 5,487,900 shares were voted "FOR" both items, with 6,000 share votes withheld.


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


EXHIBIT NO.                             DESCRIPTION OF EXHIBIT
10.4*         Servicing Agreement dated as of May 21, 1996 among AutoBond
              Funding Corporation II, CSC Logic/MSA L.L.P., doing business as
              "Loan Servicing Enterprise", the Company and Norwest Bank
              Minnesota, National Association
10.5*         Loan Acquisition Sale and Contribution  Agreement dated as of May 21, 1996 by and between the Company and AutoBond Funding Corporation II
10.6*         Second Amended and Restated  Secured  Revolving  Credit Agreement dated as of July 31, 1995 between Sentry Financial Corporation and the Company
10.7*         Management Administration and Services Agreement dated as of
              January 1, 1996 between the Company and AutoBond, Inc.
10.8*         Employment  Agreement  dated November 15, 1995 between Adrian Katz and the
              Company
10.9*         Employment  Agreement  effective  as of May 1,  1996  between  William  O.
              Winsauer and the Company
10.10*        Vender's  Comprehensive Single Interest Insurance Policy and Endorsements,
              issued by Interstate Fire & Casualty Company
10.11*        Warrant to Purchase Common Stock of the Company dated March 12, 1996
10.12*        Employee Stock Option Plan 10.13* Dealer Agreement dated November 9,
              1994, between the Company and Charlie
              Thomas Ford, Inc.
10.14*        Automobile Loan Sale Agreement,  dated as of September 30, 1996, among the
              Company,  First Fidelity Acceptance Corp., and Greenwich Capital Financial
              Products, Inc.
10.15+        Servicing Agreement, dated as of January 29, 1997, between CSC
              LOGIC/MSA L.P.P., doing business as "Loan Servicing Enterprise"
              and the Company
10.16+        Credit  Agreement,  dated as of February 1, 1997,  among AutoBond  Funding
              Corporation II, the Company and Daiwa Finance Corporation
10.17+        Security Agreement, dated as of February 1, 1997, by and among
              AutoBond Funding Corporation II, the Company and Norwest Bank
              Minnesota, National Association
10.18+        Automobile Loan Sale Agreement, dated as of March 21, 1997, by and between Credit Suisse First Boston Mortgage Capital L.L.C., a
              Delaware limited liability company, and the Company
10.19         Credit Agreement,  dated as of June 30, 1997, by and among AutoBond Master
              Funding Corporation, the Company and Daiwa Finance Corporation
10.20         Trust Indenture,  dated as of June 30, 1997, among AutoBond Master Funding
              Corporation, the Company and Norwest Bank Minnesota, National Association.
10.21         Securities  Purchase  Agreement,  dated as of June 30, 1997,  by and among
              the  Company,   Lion  Capital   Partners,   L.P.  and  Infinity   Emerging
              Opportunities Limited.
21.1          Subsidiaries of the Company
27.1          Financial Data Schedule

* Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-05359).


+ Incorporated by reference to the Company's 1996 annual report on Form 10-K for the year ended December 31, 1996.


x Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997.


(b)      Reports of Form 8-K

        No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 1997.

                                   AUTOBOND ACCEPTANCE CORPORATION


                                         /s/ WILLIAM O. WINSAUER
                                   BY:______________________________________
                                     WILLIAM O. WINSAUER, CHAIRMAN OF THE BOARD
                                               AND CHIEF EXECUTIVE OFFICER



                                        /s/ R. T. PIGOTT, JR.
                                   BY:______________________________________
                                     R. T. PIGOTT, JR., VICE PRESIDENT AND
                                                CHIEF FINANCIAL OFFICER