Form 10-Q
period 1997-09-30
AUTOBOND ACCEPTANCE CORP
filed 1997-11-14
CIK 1014747

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _____________  to ____________

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

Yes    X     No
     -----     -----

AS OF NOVEMBER 13, 1997, THERE WERE 6,531,311 SHARES OF THE REGISTRANT'S COMMON STOCK, NO PAR VALUE, OUTSTANDING.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION................................................3

ITEM 1.  FINANCIAL STATEMENTS.................................................3
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS...............................................10

PART II.  OTHER INFORMATION..................................................25

ITEM 1. LEGAL PROCEEDINGS....................................................25
ITEM 2. CHANGES IN SECURITIES................................................25
ITEM 3. DEFAULTS UPON SENIOR SECURITIES......................................25
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................25
ITEM 5. OTHER INFORMATION....................................................26
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.....................................26

EXHIBIT 27.1.................................................................28

SIGNATURES...................................................................29

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS




                                                                                  DECEMBER 31,      SEPTEMBER 30,
                                                                                     1996              1997
                                                                                 --------------------------------
                                                                                                    (UNAUDITED)

                                   ASSETS

Cash and cash equivalents                                                         $ 4,121,342     $   173,582
Restricted funds                                                                    2,981,449       6,164,785
Finance contracts held for sale, net                                                  228,429         999,538
Collateral acquired, net                                                              152,580         427,026
Class B certificates                                                               10,465,294       8,467,246
Interest-only strip receivable                                                      4,247,274       9,978,785
Debt issuance cost                                                                    997,338         751,280
Trust receivable                                                                    2,230,003       4,726,996
Due from affiliate                                                                    168,847         132,213
Other assets                                                                          683,955       5,564,082
                                                                                -----------------------------
         Total assets                                                             $26,276,511     $37,385,533
                                                                                =============================

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

  Revolving credit facilities                                                     $         -     $ 4,240,208
  Notes payable                                                                    10,174,633      10,279,888
  Accounts payable and accrued liabilities                                          1,474,586       3,071,275
  Bank overdraft                                                                            -         445,137
  Payable to affiliate                                                                265,998         190,852
  Deferred income taxes                                                             2,075,553       3,623,405
                                                                                -----------------------------
     Total liabilities                                                             13,990,770      21,850,765
                                                                                -----------------------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock, no par value; 5,000,000 shares authorized; no shares issued
  Common stock, no par value; 25,000,000 shares authorized,                             1,000           1,000
   6,512,500 shares issued and outstanding
  Additional paid-in capital                                                        8,617,466       8,704,466
  Deferred compensation                                                              (11,422)         (1,142)
  Loans to shareholders                                                             (235,071)         (7,006)
  Unrealized appreciation on interest-only strip receivable                                 -       1,265,971
  Retained earnings                                                                 3,913,768       5,571,479
                                                                                -----------------------------
     Total shareholders' equity                                                    12,285,741      15,534,768
                                                                                -----------------------------

         Total liabilities and shareholders' equity                               $26,276,511     $37,385,533
                                                                                =============================




         The accompanying notes are an integral part of the consolidated financial statements.

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                                         SEPTEMBER 30,               SEPTEMBER 30,
                                                    -------------------------------------------------------
                                                         1996        1997          1996            1997
                                                    -------------------------------------------------------
Revenues:
  Interest income                                    $   600,558  $1,313,670     $2,070,909     $3,107,402
  Gain on sale of finance contracts                    3,679,081   4,840,621      9,423,067     13,532,765
  Servicing fee income                                   197,597     225,389        474,805        659,791
  Other income (loss)                                          -     (9,461)              -      (530,249)
                                                    -------------------------------------------------------
     Total revenues                                    4,477,236   6,370,219     11,968,781     16,769,709
                                                    -------------------------------------------------------
Expenses:
  Provision for credit losses                             49,750     125,000        113,234        125,000
  Interest expense                                       669,815   1,102,195      1,807,335      2,930,592
  Salaries and benefits                                1,236,352   2,140,420      3,082,399      5,413,045
  General and administrative                             433,163   1,722,689      1,317,511      4,481,846
  Other operating expenses                               190,638     483,141        842,019      1,265,830
                                                    -------------------------------------------------------
     Total expenses                                    2,579,718   5,573,445      7,162,498     14,216,313
                                                    -------------------------------------------------------
Income before income taxes and extraordinary loss      1,897,518     796,774      4,806,283      2,553,396
Provision for income taxes                               614,136     284,960      1,634,136        895,685
                                                    -------------------------------------------------------
Income before extraordinary loss                       1,283,382     511,814      3,172,147      1,657,711
Extraordinary loss, net of tax benefits of $50,000             -           -      (100,000)              -
                                                    =======================================================
       Net income                                     $1,283,382    $511,814     $3,072,147     $1,657,711
                                                    =======================================================

Income per common share:
  Income before extraordinary loss                         $0.23       $0.08          $0.56          $0.25
  Extraordinary loss                                           -           -         (0.02)              -
                                                    -------------------------------------------------------
       Net income                                          $0.23       $0.08          $0.54          $0.25
                                                    =======================================================

Weighted average shares outstanding                    5,701,086   6,537,129      5,701,086      6,537,129
                                                    =======================================================




         The accompanying notes are an integral part of the consolidated financial statements.

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)




                                                                                      NINE MONTHS ENDED
                                                                                     SEPTEMBER 30, 1997
                                                                                   ------------------------
Common stock:
  Balance, December 31, 1996                                                                   $     1,000
                                                                                   ------------------------
  Balance, September 30, 1997                                                                        1,000
                                                                                   ------------------------

Additional paid-in capital:
  Balance, December 31, 1996                                                                     8,617,466
  Issuance of common stock warrants                                                                 87,000
                                                                                   ------------------------
  Balance, September 30, 1997                                                                    8,704,466
                                                                                   ------------------------

Deferred compensation:
  Balance, December 31, 1996                                                                      (11,422)
  Amortization of deferred compensation                                                             10,280
                                                                                   ------------------------
  Balance, September 30, 1997                                                                      (1,142)
                                                                                   ------------------------

Loans to shareholders:
  Balance, December 31, 1996                                                                     (235,071)
  Net payments received                                                                            228,065
                                                                                   ------------------------
  Balance, September 30, 1997                                                                      (7,006)
                                                                                   ------------------------

Unrealized appreciation on interest-only strip receivable:
  Balance, December 31, 1996                                                                             -
  Increase in unrealized appreciation on interest-only strip receivable                          1,265,971
                                                                                   ------------------------
  Balance, September 30, 1997                                                                    1,265,971
                                                                                   ------------------------

Retained earnings:
  Balance, December 31, 1996                                                                     3,913,768
  Net income                                                                                     1,657,711
                                                                                   ------------------------
  Balance, September 30, 1997                                                                    5,571,479
                                                                                   ------------------------

Total shareholders' equity                                                                     $15,534,768
                                                                                   ========================


         The accompanying notes are an integral part of the consolidated financial statements.

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                                         NINE MONTHS ENDED
                                                                                            SEPTEMBER 30
                                                                                    -----------------------------
                                                                                        1996           1997
                                                                                    -----------------------------
Cash flows from operating activities:
  Net income                                                                         $ 3,072,146    $  1,657,711
  Adjustments to reconcile net income to net cash used in operating activities:
    Amortization of finance contract acquisition discount and insurance               (1,161,132)       (11,472)
    Amortization of deferred compensation                                                  38,552         10,280
    Amortization of debt issuance costs                                                   242,071        634,033
    Depreciation and amortization                                                               -        197,203
    Provision for credit losses                                                           113,234        125,000
    Deferred income taxes                                                               1,584,136        895,685
    Accretion of interest-only strip receivable                                           894,795       (339,266)
    Unrealized loss on Class B certificates                                                     -         80,325
  Changes in operating assets and liabilities:
    Restricted funds                                                                      127,332    (3,183,336)
    Other assets                                                                      (1,218,255)    (5,077,330)
    Class B certificates                                                              (5,503,658)      1,917,723
    Interest-only strip receivable                                                    (1,500,502)    (3,474,107)
    Accounts payable and accrued liabilities                                            (358,159)      1,596,689
    Due to/due from affiliate                                                           (389,144)       (38,512)
  Purchases of finance contracts                                                     (57,729,995)   (99,211,259)
  Sales of finance contracts                                                           59,014,035     96,719,843
  Repayments of finance contracts                                                         603,595      1,199,737
                                                                                    -----------------------------
      Net cash used in operating activities                                           (2,170,949)    (6,301,053)
                                                                                    -----------------------------
Cash flows from investing activities:
  Advances to AutoBond Receivables Trusts                                             (2,223,918)    (2,496,993)
  Loan payments from (to) shareholders                                                  (297,004)        228,065
  Disposal proceeds from collateral acquired                                            1,095,470        132,596
                                                                                    -----------------------------
      Net cash used in investing activities                                           (1,425,452)    (2,136,332)
                                                                                    -----------------------------
Cash flows from financing activities:
  Net borrowings (payments) under revolving credit facilities                         (1,150,421)      4,240,208
  Debt issuance costs                                                                   (675,887)      (387,975)
  Repayments of borrowings under repurchase agreement                                 (1,061,392)              -
  Proceeds from notes payable                                                           9,137,333      2,015,150
  Payments on notes payable                                                           (3,840,234)    (1,909,895)
  Proceeds from subordinated debt borrowings                                              300,000              -
  Increase in bank overdraft                                                            1,129,949        445,137
  Issuance of common stock warrants                                                             -         87,000
                                                                                    -----------------------------
      Net cash provided by financing activities                                         3,839,348      4,489,625
                                                                                    -----------------------------
Net increase (decrease) in cash and cash equivalents                                      242,944    (3,947,760)
Cash and cash equivalents at beginning of period                                           92,660      4,121,342
                                                                                    -----------------------------
Cash and cash equivalents at end of period                                              $ 335,604   $    173,582
                                                                                    =============================

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

         The weighted average number of common and common equivalent shares outstanding for the purposes of computing net income per share were 6,537,129 for periods ended September 30, 1997.

3. FINANCE CONTRACTS HELD FOR SALE

         The following amounts are included in finance contracts held for sale as of:

                                  December 31, 1996    September 30, 1997
                                 ------------------------------------------
                                                          (Unaudited)

Unpaid principal balance                     $266,450           $1,090,592
Prepaid insurance                              18,733               42,437
Contract acquisition discounts               (31,554)             (88,465)
Allowance for credit losses                  (25,200)             (45,026)
                                 ------------------------------------------
                                             $228,429             $999,538
                                 ==========================================

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

         As a result of adopting SFAS No. 125, the excess servicing receivable previously shown on the consolidated balance sheet as of December 31, 1996 has been reclassified as interest-only strip receivable, and accounted for as an investment security classified similar to those classified as "available for sale" under Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). Accordingly, any unrealized gain or loss in the fair value is included as a component of equity, net of the income tax effect. Any impairment deemed permanent is recorded as a charge against earnings.

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

         The changes in the interest-only strip receivable follow:

                                Nine Months Ended
                               September 30, 1997
                              ----------------------
                                   (Unaudited)

Beginning balance                        $4,247,274
Unrealized appreciation                   1,918,138
Additions                                 3,942,033
Accretion                                   339,266
Impairment charge                         (467,926)
                              ----------------------
Ending balance                           $9,978,785
                              ======================


         The Company periodically reviews the fair value of the interest-only strip receivable. Changes in the fair value of securities available for sale are recognized as an adjustment to stockholders' equity. This adjustment amounted to a net unrealized gain of $1,265,971, net of related tax effect of $652,167, on the valuation of the interest-only strip receivable for the nine months ended September 30, 1997. Additionally, the Company recorded a charge against earnings for permanent impairment of the interest-only strip receivable, determined on a disaggregated basis, of $467,926 for the nine months ended September 30, 1997.

5. REVOLVING CREDIT FACILITIES

         At September 30, 1997, the Company had no outstanding balance on a $10.0 million revolving credit facility (the "Sentry Facility") with Sentry Financial Corporation ("Sentry"), which expires on December 31, 2000. The proceeds from borrowings under the Sentry Facility are used to acquire finance contracts, to pay applicable credit default insurance premiums and to make deposits to a reserve account with Sentry. The Company pays a utilization fee of up to 0.21% per month on the average outstanding balance under the Sentry Facility. The Sentry Facility also requires the Company to pay up to 0.62% per quarter on the average unused balance. Interest is payable monthly and accrues at a per annum rate of prime plus 1.75% (10.25% at September 30, 1997).

         The Sentry Facility contains certain conditions and imposes certain requirements, including, among other things, minimum net worth and cash and cash equivalent balances in the reserve accounts. Under the Sentry Facility, the Company incurred interest expense of $358,174 for the nine months ended September 30, 1997.

         The Company and its wholly owned subsidiary, AutoBond Funding Corporation II, entered into a $50 million revolving warehouse facility (the "Daiwa Facility") with Daiwa Finance Corporation ("Daiwa") effective as of February 1, 1997. Advances under the Daiwa Facility mature on the earlier of 120 days following the date of the advance or March 31, 1998. The proceeds from the borrowings under the Daiwa Facility are to be used to acquire finance contracts and to make deposits to a reserve account. The Daiwa Facility is collateralized by the finance contracts acquired with the outstanding advances. The Daiwa Facility does not require that the loans funded be covered by default deficiency insurance. Interest is payable upon maturity of the advances and accrues at the lesser of (x) 30 day LIBOR plus 1.15% (6.81% at September 30, 1997) or (y) 11% per annum. The Company also pays a non-utilization fee of .25% per annum on the unused amount of the line of credit. Pursuant to the Daiwa Facility, the Company paid a $243,750 commitment fee. The debt issuance cost is being amortized as interest expense on a straight line basis through March 1998. The Daiwa Facility contains certain covenants and representations similar to those in the agreements governing the Company's existing securitizations including, among other things, delinquency and repossession triggers. At September 30, 1997, advances under the Daiwa Facility totaled $4,240,208. The Company incurred interest expense under the Daiwa Facility of approximately $816,396 during the nine months ended September 30, 1997.

         On June 30, 1997, the Daiwa Facility was amended to allow the Company, at its election, to transfer finance contracts into a qualified unconsolidated special purpose subsidiary, AutoBond Master Funding Corporation. In conjunction with these transfers, this special purpose subsidiary issues variable funding warehouse notes which are convertible into term notes at the option of the holder of such notes. Transfers of finance contracts to the special purpose entity have been recognized as sales under SFAS No. 125.

6. NOTES PAYABLE

         The following amounts are included in notes payable as of:

                                   December 31, 1996    September 30, 1997
                                  ------------------------------------------
                                                           (Unaudited)

Notes payable, collateralized
    by Class B certificates               $10,050,781            $8,159,296
Convertible notes payable                           -             2,000,000
Other notes payable                           123,852               120,592
                                 -------------------------------------------
                                          $10,174,633           $10,279,888
                                 ===========================================


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

         Also pursuant to the Securities Purchase Agreement, the Company issued warrants which upon exercise allow the holders to purchase up to 200,000 shares of common stock at $4.225 per share. The warrants are exercisable to the extent the holders thereof purchase up to $10,000,000 of the Company's subordinated asset-backed securities before June 30, 1998. To date, the holders have purchased $2,900,000 of subordinated asset-backed securities.

7. COMMITMENTS AND CONTINGENCIES

         The Company is required to represent and warrant certain matters with respect to the finance contracts sold to the Trusts, which generally duplicate the substance of the representations and warranties made by the dealers in connection with the Company's purchase of the finance contracts. In the event of a breach by the Company of any representation or warranty, the Company is obligated to repurchase the finance contracts from the Trust at a price equal to the remaining principal plus accrued interest. The Company repurchased finance contracts totaling $619,520 from a Trust during the three months ended March 31, 1997. Of the total amount of these finance contracts, $190,320 were purchased from one dealer. Although the Company has requested that this dealer repurchase such contracts, the dealer has refused. The Company has commenced litigation against such dealer. See "Legal Proceedings."

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

         The Company implemented Statement of Financial Accounting Standards No. 125 "Transfer and Servicing of Financial Assets and Extinguishment of Liabilities" (SFAS No. 125) as of January 1, 1997. SFAS No. 125 provides new accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. SFAS No. 125 also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings and requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value. For transfers that result in the recognition of a sale, SFAS No. 125 requires that the newly created assets obtained and liabilities incurred by the transferors as a part of a transfer of financial assets be initially measured at fair value. Interests in the assets that are retained are measured by allocating the previous carrying amount of the assets (e.g. finance contracts) between the interests sold (e.g. investor certificates) and interests retained (e.g. interest-only strip receivable) based on their relative fair values at the date of the transfer. The amounts initially assigned to these financial components is a determinant of the gain or loss from a securitization transaction under SFAS No. 125.

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

         An impairment review of the interest-only strip receivable is performed quarterly by calculating the net present value of the expected future excess spread cash flows after giving effect to changes in assumptions due to market and economic changes and the performance of the loan pool to date. The discount rate used is the same as that used to record the initial interest-only strip receivable. Impairment is determined on a disaggregated basis consistent with the risk characteristics of the underlying finance contracts, consisting principally of origination date and originating dealership, as well as the performance of the pool to date. To the extent that the Company deems the asset to be permanently impaired, the Company records a charge against earnings and reduces the asset accordingly. The Company recorded an adjustment to other income (loss) of $467,926 during the nine months ended September 30, 1997 as a result of the impairment review. Should the Company be unable to sell finance contracts acquired during a financial reporting period, the Company would likely incur a significant decline in total revenues and net income or report a loss for such period.

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

         The gain on sale of finance contracts is affected by the aggregate principal balance of contracts securitized and the gross interest spread on those contracts. The following table illustrates the gross interest spread for each of the Company's securitizations:


                                                  Remaining     Weighted
                                                  Balance at    Average
                                                September 30,   Contract  Certificate                Gross
        Securitization             Balance(1)       1997         Rate       Rate        Ratings(2)  Spread(3)
-------------------------------------------------------------------------------------------------------------
AutoBond Receivables
  Trust 1995-A                      $26,261,009    $13,577,044      18.9%      7.23%       A/A3      11.7%
AutoBond Receivables
  Trust 1996-A                       16,563,366     10,438,298      19.7%      7.15%       A/A3      12.5%
AutoBond Receivables
  Trust 1996-B                       17,832,885     12,000,646      19.7%      7.73%       A/A3      12.0%
AutoBond Receivables
  Trust 1996-C                       22,296,719     18,247,866      19.7%      7.45%       A/A3      12.3%
AutoBond Receivables
  Trust 1996-D                       25,000,000     21,861,591      19.5%      7.37%       A/A3      12.1%
AutoBond Receivables
  Trust 1997-A(4)                    27,196,052     23,950,894      20.8%      7.82%       A/A2      13.0%
                                                                                          BBB/BB
AutoBond Receivables
  Trust 1997-B(6)                    34,725,196     33,937,873      19.9%      7.66%       A/A3      12.3%
AutoBond Receivables
  Trust 1997-C(5)(6)                 34,430,079     34,430,078      20.0%      7.56%       A/A3      12.5%
                                -------------------------------
     Total                         $204,305,306   $164,444,290
                                ===============================


--------------------------------
1 Refers only to balances on senior investor certificates.
2 Indicates ratings by Fitch Investors Service, L.P. ('Fitch') and Moody's
  Investors Service, Inc. ('Moody's'), respectively.
3 Difference between weighted average contract rate and senior certificate rate. 4 Includes Class A and Class B Notes.
5 Transaction closed subsequent to September 30, 1997.
6 See Part II, Item 5 for a discussion of recent actions taken by Fitch and Moody's.

         On June 30, 1997, a new warehouse and securitization structure was formed whereupon finance contracts were transferred to a special purpose entity. The special purpose entity issued variable funding warehouse notes which are convertible into term notes at the option of the holder of such notes. The transfer of the finance contracts to the special purpose entity was recognized as a sale under SFAS No. 125.

         Servicing Fee Income. The Company earns substantially all of its servicing fee income on the contracts it services on behalf of securitization trusts. Servicing fee income consists of: (i) contractual administrative fees received through securitizations, equal to $7.00 per month per contract included in each trust (excluding amounts paid to third-party servicers by the trust);
(ii) the accretion of the discount applied to excess spread cash flows in calculating the carrying value of the interest-only strip receivable; and (iii) fee income earned as servicer for such items as late charges and documentation fees, which are earned whether or not a securitization has occurred. The Company has notified the third-party servicer, Loan Servicing Enterprise, that the Company intends to assume all loan servicing responsibilities in respect of the securitization trusts, resulting in an increase in contractual servicing fees to $15 per month per contract.

FINANCE CONTRACT ACQUISITION ACTIVITY

         The following table sets forth information about the Company's finance contract acquisition activity:




                                                                  Nine Months Ended
                                                                     September 30,
                                                            -----------------------------
                                                                 1996            1997
                                                            -----------------------------
Number of finance contracts acquired                                4,979          9,091
 Principal balance of finance contracts acquired              $57,730,000    103,248,512
 Number of active dealerships 1                                       322            839
 Number of enrolled dealerships                                       603          1,804



----------------------------------------------------------------------------
1 Dealers who have sold at least one finance contract to the Company during the period.



RESULTS OF OPERATIONS

         Period-to-period comparisons of operating results may not be meaningful, and results of operations from prior periods may not be indicative of future results. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996


TOTAL REVENUES

         Total revenues increased $1,892,983 to $6,370,219 for the three months ended September 30, 1997 from $4,477,236 for the three months ended September 30, 1996 due to expansion of the Company's finance contract acquisition and securitization activities.

         Interest Income. Interest income increased $713,112 to $1,313,670 for the three months ended September 30, 1997 from $600,558 for the three months ended September 30, 1996 due the growth and timing of finance contract acquisitions. The Company acquired finance contracts totaling $34.0 million during the three months ended September 30, 1997 compared to $23.8 million in the comparable 1996 period. Accretion on the interest-only strip receivables increased $176,412 from the respective 1996 period to $236,483 during the three months ended September 30, 1997.

         Gain on Sale of Finance Contracts. The Company recognized gain on sale totaling $4,840,621 on finance contracts carried at $31.0 million (15.5%) during the three months ended September 30, 1997. Gain on sale amounted to $3,679,081 on finance contracts carried at $23.2 million (15.9%) in the comparable 1996 period. Accordingly, gain on sale of finance contracts rose $1,161,540 during the three months ended September 30, 1997 over the comparable 1996 period.

         Servicing Fee Income. The Company reports servicing fee income only with respect to finance contracts that are securitized. For the three months ended September 30, 1997, servicing fee income was $225,389, primarily collection agent fees. Servicing fee income increased by $27,792 from the three months ended September 30, 1996 as a result of increased securitization activity by the Company. The ratio of servicing fee income to the average principal balance of finance contracts outstanding declined from 1.1% at September 30, 1996 to .5% at September 30, 1997 on an annualized basis as the Company waived $55,843 in collection agent fees during the current period.

         Other Income (Loss). For three months ended September 30, 1997, other loss amounted to $9,461, compared with $0 for the comparable 1996 period. Other loss included unrealized loss on the Company's Class B certificates totaling $27,463 recorded during the three months ended September 30, 1997.

TOTAL EXPENSES

         Total expenses of the Company increased $2,993,727 to $5,573,445 for the three months ended September 30, 1997 from $2,579,718 for the three months ended September 30, 1996. The ratio of total expenses to the average principal balance of finance contracts outstanding declined from 14.9% for the three months ended September 30, 1996 to 13.5% for the three months ended September 30, 1997 on an annualized basis.

         Provision for Credit Losses. Provision for credit losses on finance contracts rose to $125,000 for the three months ended September 30, 1997 compared to $49,750 for the three months ended September 30, 1996. The Company charged off loans totaling $105,173 to the allowance for credit losses during the three months ended September 30, 1997.

         Interest Expense. Interest expense rose to $1,102,195 for the three months ended September 30, 1997 from $669,815 for the three months ended September 30, 1996. Interest expense increased by $432,380 due to higher net borrowing costs associated with the revolving credit facilities, along with increased debt issuance costs amortization of $96,800.

         Salaries and Benefits. Salaries and benefits increased $904,068 to $2,140,420 for the three months ended September 30, 1997 from $1,236,352 for the three months ended September 30, 1996. This increase was due primarily to an increase in the number of the Company's employees necessary to handle the increased contract acquisition volume and the collection activities on a growing portfolio of finance contracts. The number of employees of the Company increased by 97 to 198 employees at September 30, 1997, compared to 101 employees at September 30, 1996.

         General and Administrative Expenses. General and administrative expenses increased $1,289,526 to $1,722,689 for the three months ended September 30, 1997 from $433,163 for the three months ended September 30, 1996. This increase was due primarily to growth in the Company's operations. General and administrative expenses consist principally of office, furniture and equipment leases, professional fees, non-employee marketing commissions, communications and office supplies, and are expected to increase as the Company continues to grow and also due to the costs of operating as a public company.

         Other Operating Expenses. Other operating expenses (consisting principally of servicer fees, credit bureau reports and insurance) increased $292,503 to $483,141 for the three months ended September 30, 1997 from $190,638 for the three months ended September 30, 1996. This increase was due to increased finance contract acquisition volume.

NET INCOME

         In the three months ended September 30, 1997, net income decreased $771,568 to $511,814 from $1,283,382 for the three months ended September 30, 1996. The decrease in net income was attributable to the factors discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

TOTAL REVENUES

         Total revenues increased $4,800,928 to $16,769,709 for the nine months ended September 30, 1997 from $11,968,781 for the nine months ended September 30, 1996 due to expansion of the Company's finance contract acquisition and securitization activities.

         Interest Income. Interest income increased $1,036,493 to $3,107,402 for the nine months ended September 30, 1997 from $2,070,909 for the nine months ended September 30, 1996 due the growth and timing of finance contract acquisitions. The Company acquired finance contracts totaling $103.3 million during the nine months ended September 30, 1997 compared to $57.7 million in the comparable 1996 period. Accretion on the interest-only strip receivables increased $225,285 from the respective 1996 period to $339,266 during the nine months ended September 30, 1997.

         Gain on Sale of Finance Contracts. The Company realized gain on sale totaling $13,532,765 on finance contracts carried at $96.7 million (14.0 %) during the nine months ended September 30, 1997. Gain on sale amounted to $9,423,067 on finance contracts carried at $59.0 million (16.0%) in the comparable 1996 period. Accordingly, gain on sale of finance contracts rose $4,109,698 during the nine months ended September 30, 1997 over the comparable 1996 period.

         Servicing Fee Income. The Company reports servicing fee income only with respect to finance contracts that are securitized. For the nine months ended September 30, 1997, servicing fee income was $659,791, primarily collection agent fees. Servicing fee income increased by $184,986 from the nine months ended September 30, 1996 as a result of increased securitization activity by the Company. The ratio of servicing fee income to the average principal balance of finance contracts outstanding declined from .9% at September 30, 1996 to .5% at September 30, 1997 on an annualized basis.

         Other Income (Loss). For nine months ended September 30, 1997, other loss amounted to $530,249, compared with $0 for the comparable 1996 period. The Company recorded a charge against earnings for permanent impairment of the interest-only strip receivable, determined on a disaggregated basis, of $467,926 during nine months ended September 30, 1997. Additionally, unrealized loss on the Company's Class B certificates totaled $80,325 during the nine months ended September 30, 1997.

TOTAL EXPENSES

         Total expenses of the Company increased $7,053,815 to $14,216,313 for the nine months ended September 30, 1997 from $7,162,498 for the nine months ended September 30, 1996. The ratio of total expenses to the average principal balance of finance contracts outstanding declined from 17.6% for the nine months ended September 30, 1996 to 13.4% for the nine months ended September 30, 1997 on an annualized basis.

         Provision for Credit Losses. Provision for credit losses on finance contracts increased $11,766 to $125,000 for the nine months ended September 30, 1997 from $113,234 for the nine months ended September 30, 1996.

         Interest Expense. Interest expense rose to $2,930,592 for the nine months ended September 30, 1997 from $1,807,335 for the nine months ended September 30, 1996. Interest expense increased by $1,123,257 due to higher borrowing volumes outstanding under the revolving credit facilities, along with increased debt issuance costs amortization of $391,962.

         Salaries and Benefits. Salaries and benefits increased $2,330,646 to $5,413,045 for the nine months ended September 30, 1997 from $3,082,399 for the nine months ended September 30, 1996. This increase was due primarily to an increase in the number of the Company's employees necessary to handle the increased contract acquisition volume and the collection activities on a growing portfolio of finance contracts.

         General and Administrative Expenses. General and administrative expenses increased $3,164,335 to $4,481,846 for the nine months ended September 30, 1997 from $1,317,511 for the nine months ended September 30, 1996. This increase was due primarily to growth in the Company's operations. General and administrative expenses consist principally of office, furniture and equipment leases, professional fees, non-employee marketing commissions, communications and office supplies, and are expected to increase as the Company continues to grow and also due to the costs of operating as a public company.

         Other Operating Expenses. Other operating expenses (consisting principally of servicer fees, credit bureau reports and insurance) increased $423,811 to $1,265,830 for the nine months ended September 30, 1997 from $842,019 for the nine months ended September 30, 1996. This increase was due to increased finance contract acquisition volume.

NET INCOME

         In the nine months ended September 30, 1997, net income decreased $1,414,436 to $1,657,711 from $3,072,147 for the nine months ended September 30, 1996. The decrease in net income was primarily attributable to an increase in infrastructure costs to support higher finance contract acquisition and servicing volume. The principal balance of finance contracts acquired increased $45.5 million to $103.3 million for the nine months ended September 30, 1997 from $57.7 million for the nine months ended September 30, 1996.

FINANCIAL CONDITION

         Restricted Cash. Restricted cash increased $3.2 million to $6.2 million at September 30, 1997 from $3.0 million at December 31, 1996. In accordance with the Company's revolving credit facilities, proceeds advanced by the lender for purchase of finance contracts are held by a trustee until the Company delivers qualifying collateral to release the funds, normally in a matter of days. The trustee held $6.1 million of funds advanced for the purchase of finance contracts at September 30, 1997. The Company is also required to maintain a cash reserve with its lenders of 1% to 6% of the proceeds received from the lender for the origination of the finance contracts. Access to these funds is restricted by the lender; however, such funds may be released in part upon the occurrence of certain events including payoffs of finance contracts.

         Finance Contracts Held for Sale, Net. Finance contracts held for sale, net of allowance for credit losses, increased $771,109 to $1.0 million at September 30, 1997, from $228,429 at December 31, 1996. The number and principal balance of contracts held for sale are largely dependent upon the timing and size of the Company's securitizations. The Company plans to securitize finance contracts on a regular basis.

         Interest-Only Strip Receivable. The following table provides historical data regarding the interest-only strip receivable:

                                Nine Months Ended
                               September 30, 1997
                              ----------------------
                                   (Unaudited)

Beginning balance                        $4,247,274
Unrealized appreciation                   1,918,138
Additions                                 3,942,033
Accretion                                   339,266
Impairment charge                         (467,926)
                              ----------------------
Ending balance                           $9,978,785
                              ======================


         Trust Receivable. At the time a securitization closes, the Company's securitization subsidiary is required to fund a cash reserve account within the trust to provide additional credit support for the senior investor securities. Additionally, depending on the structure of the securitization, a portion of the future excess spread cash flows from the trust is required to be deposited in the cash reserve account to increase the initial deposit to a specified level. Amounts on deposit in cash reserve accounts are also reflected as advances to the relevant trust under the item "Cash flows from investing activities" in the Company's consolidated statements of cash flows. The initial cash reserve deposits for the Company's securitizations follow:




                                              Senior Investor     Initial
                                                Certificate       Reserve
                     Securitization               Amount (1)      Deposit   Percent
-------------------------------------------------------------------------------------
AutoBond Receivables Trust 1995-A                   $26,261,009    $525,220     2.0%
AutoBond Receivables Trust 1996-A                    16,563,366     331,267     2.0%
AutoBond Receivables Trust 1996-B                    17,833,885     356,658     2.0%
AutoBond Receivables Trust 1996-C                    22,297,719     445,934     2.0%
AutoBond Receivables Trust 1996-D                    25,000,000     500,000     2.0%
AutoBond Receivables Trust 1997-A(2)                 28,037,167     560,744     2.0%
AutoBond Receivables Trust 1997-B                    34,725,196     868,130     2.5%
AutoBond Receivables Trust 1997-C(3)                 34,430,079     860,752     2.5%


---------------------------------------------------------
1 Refers only to balances on senior Investor certificates upon issuance. 2 Includes Class A, Class B and Class C-1 Notes.
3 Transaction closed subsequent to September 30, 1997

         A portion of excess spread cash flows will increase such reserves until they reach 6%.

         Prepaid Expenses and Other Assets. Prepaid expenses and other assets increased $4.9 million to $5.6 million at September 30, 1997 from $683,955 at December 31, 1996. The Company carried $5.7 million in other assets as of September 30, 1997 related to the Company's retained interest in amounts transferred to a special purpose subsidiary which issued variable rate funding notes. Subsequent to September 30, 1997, Daiwa exercised its option to surrender its variable rate funding notes for term notes in connection with the AutoBond Receivables Trust 1997-C securitization.

DELINQUENCY EXPERIENCE

         The following table reflects the delinquency experience of the Company's finance contract portfolio:



                                                        December 31, 1996        September 30, 1997

                                                    -------------------------------------------------
Principal balance of finance contracts outstanding   $104,889,000              $176,120,091
Delinquent finance contracts (1):
60-89 days past due                                     1,826,800     1.74%       5,700,863     3.24%
90 days past due and over                               1,328,300     1.27%       2,666,668     1.51%
                                                    -------------------------------------------------
Total                                                $  3,155,100     3.01%    $  8,367,531     4.75%
----------------------------------------------------=================================================
1 Percentage based upon outstanding balance. Excludes finance contracts where the underlying vehicle is repossessed, the borrower is in bankruptcy, or there are insurance claims filed.








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

         If a delinquency exists and a default is deemed inevitable or the collateral is in jeopardy, and in no event later than the 90th day of delinquency, the Company's Collections Department will initiate the repossession of the financed vehicle. Bonded, insured outside repossession agencies are used to secure involuntary repossessions. In most jurisdictions, notice to the borrower of the Company's intention to sell the repossessed vehicle is required, whereupon the borrower may exercise certain rights to cure his or her default and redeem the automobile. Following the expiration of the legally required notice period, the repossessed vehicle is sold at a wholesale auto auction (or in limited circumstances, through dealers), usually within 60 days of the repossession. The Company closely monitors the condition of vehicles set for auction, and procures an appraisal under the relevant VSI policy prior to sale.
Liquidation proceeds are applied to the borrower's outstanding obligation under the finance contract and insurance claims under the VSI policy and, if applicable, the deficiency balance policy are then filed.

         Because of the Company's limited operating history, its finance contract portfolio is somewhat unseasoned. This effect on the delinquency statistics can be observed in the comparison of quarter ended September 30, 1997 versus 1996 delinquency percentages. The portfolio is tangibly more seasoned as of September 30, 1997 versus September 30, 1996. Accordingly, delinquency and charge-off rates in the portfolio may not fully reflect the rates that may apply when the average holding period for finance contracts in the portfolio is longer. Increases in the delinquency and/or charge-off rates in the portfolio would adversely affect the Company's ability to obtain credit or securitize its receivables.

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

         The following table provides static pool repossession frequency analysis in dollars of the Company's portfolio performance from inception through September 30, 1997. In this table, all finance contracts have been segregated by quarter of acquisition. All repossessions have been segregated by the quarter in which the repossessed contract was originally acquired by the Company. Cumulative repossessions equals the ratio of repossessions as a percentage of finance contracts acquired for each segregated quarter. Annualized repossessions equals an annual equivalent of the cumulative repossession ratio for each segregated quarter. This table provides information regarding the Company's repossession experience over time. For example, recently acquired finance contracts demonstrate very few repossessions because properly underwritten finance contracts to subprime consumers generally do not default during the initial term of the contract. Between approximately one year and 18 months of seasoning, frequency of repossessions on an annualized basis appear to reach a plateau. Based on industry statistics and the performance experience of the Company's finance contract portfolio, the Company believes that finance contracts seasoned in excess of approximately 18 months will start to demonstrate declining repossession frequency. The Company believes this may be due to the fact that the borrower perceives that he or she has equity in the vehicle. The Company also believes that since the loans generally amortize more quickly than the collateral depreciates, losses and/or repossessions will decline over time.


                                           Repossession Frequency
                           -------------------------------------------------------
                              Principal Balance of                                 Principal Balance
   Year and Quarter of          Repossessions by                                     of Contracts
       Acquisition              Quarter Acquired       Cumulative(1)  Annualized(2)     Acquired
-----------------------------------------------------------------------------------------------------
1994
    Q3                                        $21,930        23.54%         7.24%       $     93,170
    Q4                                        557,839        23.52%         7.84%          2,371,600
 1995
    Q1                                      1,412,092        22.38%         6.89%          6,310,420
    Q2                                      1,357,521        22.05%         8.82%          6,157,440
    Q3                                      1,454,691        20.19%         8.97%          7,205,900
    Q4                                      2,658,117        21.81%        10.90%         12,188,860
1996
    Q1                                      2,990,647        19.34%         7.74%         15,459,930
    Q2                                      3,420,207        18.53%        12.35%         18,458,820
    Q3                                      3,143,095        13.24%        10.59%         23,735,100
    Q4                                      2,496,556         9.68%         9.68%         25,802,890
1997
    Q1                                      2,239,219         6.58%         4.39%         34,014,880
    Q2                                        313,943         0.89%         1.78%         35,273,260
    Q3                                         34,939         0.10%          .41%         33,960,049

---------------------------
1 For each quarter, cumulative repossession frequency equals the number of repossessions divided by the number of contracts acquired
2 Annualized repossession frequency converts cumulative repossession frequency into an annual equivalent (e.g., for Q4 1994, principal balance of $557,839 in repossessions divided by principal balance of $2,371,600 in contracts acquired, divided by 12 quarters outstanding times four equals an annual repossession frequency of 7.84%).

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


                                                                                         From August 1,
                                                                                       1994 (Inception) to
                                                                                       September 30, 1997
                                                                                      ----------------------
Number of finance contracts acquired                                                                 19,153
Number of vehicles repossessed                                                                        1,949
Repossessed units disposed of                                                                           797
Repossessed units awaiting disposition(2)                                                             1,152
Cumulative gross charge-offs(1)                                                                 $8,672,289
Costs of repossession(1)                                                                            228,820
Proceeds from auction, physical damage insurance and refunds(1)                                 (5,246,388)
                                                                                      ----------------------
Net loss                                                                                          3,654,720
Deficiency insurance settlement received(1)                                                     (2,082,812)
                                                                                      ----------------------
Net charge-offs(1)                                                                               $1,571,909
                                                                                      ======================
Net charge-offs per unit disposed                                                                     1,972
Recoveries as a percentage of cumulative gross charge-offs(3)                                        84.51%

--------------------------------------------------------------------------------
1 Amounts are based on actual liquidation and repossession proceeds (including insurance proceeds) received on units for which the repossession process had been completed as of September 30, 1997.
2 The vehicles may have been sold at auction; however AutoBond might not have received all insurance proceeds as of September 30, 1997.
3 Not including the costs of repossession which are reimbursed by the securitization trusts.



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

         Cash Flows. Significant cash flows related to the Company's operating activities include the use of cash for purchases of finance contracts, and, cash provided by payments on finance contracts and sales of finance contracts. Net cash used in operating activities totaled $6.2 million during the nine months ended September 30, 1997. The Company used $5.1 million to fund an increase in other assets during the period, including $5.7 million received upon closing of the AutoBond Receivables Trust 1997-C securitization subsequent to September 30, 1997. The Company used $99.2 million to purchase finance contracts and $96.7 million was received from sales of finance contracts, primarily through securitizations during the nine months ended September 30, 1997.

         Significant activities comprising cash flows from investing activities include net advances to AutoBond Receivables Trusts of $2.5 million for the nine months ended September 30, 1997. Cash flows from financing activities include net borrowings under revolving credit facilities of $4.2 million for the nine months ended September 30, 1997.

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

         At September 30, 1997, the Company had no outstanding balance on a $10.0 million revolving credit facility (the "Sentry Facility") with Sentry Financial Corporation ("Sentry"), which expires on December 31, 2000. The proceeds from borrowings under the Sentry Facility are used to acquire finance contracts, to pay applicable credit default insurance premiums and to make deposits to a reserve account with Sentry. The Company pays a utilization fee of up to 0.21% per month on the average outstanding balance under the Sentry Facility. The Sentry Facility also requires the Company to pay up to 0.62% per quarter on the average unused balance. Interest is payable monthly and accrues at a per annum rate of prime plus 1.75% (10.25% at September 30, 1997).

         The Sentry Facility contains certain conditions and imposes certain requirements, including, among other things, minimum net worth and cash and cash equivalent balances in the reserve accounts. In April 1996, the Company paid a one-time commitment fee of $700,000 to Sentry. Under the Sentry Facility, the Company incurred interest expense of $358,174 for the nine months ended September 30, 1997.

         The Company and its wholly owned subsidiary, AutoBond Funding Corporation II, entered into a $50 million revolving warehouse facility (the "Daiwa Facility") with Daiwa Finance Corporation ("Daiwa") effective as of February 1, 1997. Advances under the Daiwa Facility mature on the earlier of 120 days following the date of the advance or March 31, 1998. The proceeds from the borrowings under the Daiwa Facility are to be used to acquire finance contracts and to make deposits to a reserve account. The Daiwa Facility is collateralized by the finance contracts acquired with the outstanding advances. The Daiwa Facility does not require that the loans funded be covered by default deficiency insurance. Interest is payable upon maturity of the advances and accrues at the lesser of (x) 30 day LIBOR plus 1.15% (6.81% at September 30, 1997), or (y) 11% per annum. The Company also pays a non-utilization fee of .25% per annum on the unused amount of the line of credit. Pursuant to the Daiwa Facility, the Company paid a $243,750 commitment fee. The debt issuance cost is being amortized as interest expense on a straight line basis through March 1998. The Daiwa Facility contains certain covenants and representations similar to those in the agreements governing the Company's existing securitizations including, among other things, delinquency and repossession triggers. At September 30, 1997, advances under the Daiwa Facility totaled $4,240,208. The Company incurred interest expense under the Daiwa Facility of approximately $816,396 during the nine months ended September 30, 997.

         On June 30, 1997, the Daiwa Facility was amended to allow the Company, at its election, to transfer finance contracts into a qualified unconsolidated special purpose subsidiary, AutoBond Master Funding Corporation. In conjunction with these transfers, this special purpose subsidiary issues variable funding warehouse notes which are convertible into term notes at the option of the holder of such notes. Transfers of finance contracts to the special purpose entity have been recognized as sales under SFAS No. 125.

         Notes Payable. Pursuant to the Agreement (the "Securities Purchase Agreement") entered into on June 30, 1997, the Company issued by private placement $2,000,000 in aggregate principal amount of senior secured convertible notes ("Convertible Notes"). Interest is payable quarterly at a rate of 18% per annum until maturity on June 30, 2000. If the Company pays down the Convertible Notes in full prior to June 30, 1998, the holders will have no conversion rights. The Convertible Notes, collateralized by the interest-only strip receivables from the Company's first four securitizations, are convertible into shares of common stock of the Company upon the earlier to occur of (i) an event of default on the Convertible Notes and (ii) June 30, 1998, through the close of business on June 30, 2000, subject to prior redemption. The conversion price is equal to the outstanding principal amount of the Convertible Note being converted divided by the lesser of (x) $5.00 (as adjusted by the terms of the Securities Purchase Agreement) and (y) 85% of the average of the five lowest closing bid prices of the Company's common stock on the Nasdaq Stock Market, or such other exchange or market where the common stock is then traded during the 60 trading days immediately preceding the date the Convertible Note is converted or the applicable date of repayment (subject to adjustment under certain circumstances specified in the Securities Purchase Agreement). The Company also paid certain debt issuance costs to the purchaser totaling $25,000, which is being amortized as interest expense on a straight line basis through June 30, 2000.

         Also pursuant to the Securities Purchase Agreement, the Company issued warrants which upon exercise allow the holders to purchase up to 200,000 shares of common stock at $4.225 per share. The warrants are exercisable to the extent the holders thereof purchase up to $10,000,000 of the Company's subordinated asset-backed securities before June 30, 1998. To date, the holders have purchased $2,900,000 of subordinated asset-backed securities.

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

         In the Company's March 1997, August 1997 and October 1997 securitization transactions, the Company sold a pool of finance contracts to a special purpose subsidiary, which then assigned the finance contracts to an indenture trustee. Under the trust indenture, the special purpose subsidiary issued three classes of fixed income investor notes, which were sold to investors, generally at par, with fixed coupons. The subordinated notes represent a senior interest in certain excess spread cash flows from the finance contracts. In addition, the securitization subsidiary retained rights to the remaining excess spread cash flows. The Company also funded cash reserve accounts that provide credit support to the senior class or classes.

         The retained interests entitle the Company to receive the future cash flows from the trust after payment to investors, absorption of losses, if any, that arise from defaults on the transferred finance contracts and payment of the other expenses and obligations of the trust.

         Securitization transactions impact the Company's liquidity primarily in two ways. First, the application of proceeds toward payment of the outstanding advances under warehouse credit facilities makes additional borrowing available, to the extent of such proceeds, under those facilities for the acquisition of additional finance contracts. During the nine months ended September 30, 1997, the Company securitized approximately $94.9 million in nominal principal amount of finance contracts and used the net proceeds to pay down borrowings under its warehouse credit facilities.

         Second, additional working capital is obtained through the Company's practice of borrowing funds, on a non-recourse basis, collateralized by its interest in future excess spread cash flows from its securitization trusts. At September 30, 1997, the Company held interest-only strip receivables and Class B Certificates totaling $18.4 million, substantially all of which had been pledged to collateralize notes payable of $10.3 million.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         In the normal course of its business, the Company is from time to time made a party to litigation involving consumer-law claims. These claims typically allege improprieties on the part of the originating Dealer and name AutoBond and/or its assignees as subsequent holders of the finance contracts. To date none of these actions have resulted in the payment of damages, or any judgments therefor, by the Company or its assignees, nor have any actions been certified as eligible for class-action status.

         The Company's carrier for the credit deficiency insurance obtained through 1996, Interstate Fire & Casualty Co. ("Interstate") determined in late 1996 to no longer offer such coverage to the auto finance industry, including the Company. In connection with Interstate's attempt to no longer offer credit deficiency coverage for contracts originated after December 1996, the Company commenced an action in the United States District Court for the Western District of Texas, Austin Division, seeking a declaratory judgment that (a) AutoBond was entitled to 180 days' prior notice of cancellation and (b) Interstate was not entitled to raise premiums on finance contracts for which coverage was obtained prior to the effectiveness of such cancellation, as well as seeking damages for the Company's alleged deficiencies in paying claims. Prior to receiving AutoBond's complaint in the Texas action, Interstate commenced a similar action for declaratory relief in the United States Court for the Northern District of Illinois. While settlement discussions are ongoing, Interstate and the Company have to date acted on the basis of a cancellation date of May 12, 1997 (i.e., no finance contracts presented after that date will be eligible for credit deficiency coverage by Interstate, although all existing contracts for which coverage was obtained will continue to have the benefits of such coverage), no additional premiums having been demanded or paid, and the claims-paying process having been streamlined.

         In February 1997 the Company discovered certain breaches of representations and warranties with respect to finance contracts sold into a securitization. The Company honored its obligations to the securitization trust and repurchased finance contracts totaling $619,520 from a Trust during the three months ended March 31, 1997. Of the total amount of these finance contracts, $190,320 were purchased from one dealer. Although the Company has requested that this dealer repurchase such contracts, the dealer has refused. After such Dealer's refusal to repurchase, the Company commenced an action in the 157th Judicial District Court for Harris County, Texas against Charlie Thomas Ford, Inc. to compel such repurchase. Discovery is proceeding but no trial date has been set.

ITEM 2. CHANGES IN SECURITIES

         None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION


     In November 1997, the Company was informed by Moody's, and then by Fitch, that the rated notes issued in the 1997B and 1997C securitization transactions had been placed under review for possible downgrade, due to certain recent statements made by representatives of Progressive Northern Insurance Company ('Progressive') about the coverage afforded under the VSI and Deficiency Balance insurance policies issued in connection with such transactions. Specifically Moody's and Fitch, after discussions with representatives of Progressive, cited concerns with Progressive's interpretation of its right to cancel the policies, as well as its aggregate limit of liability on claims paid under the Deficiency Balance policy. The Company disagrees with the actions taken by Moody's and Fitch and reaffirms its understanding that (a) coverages under the Progressive policies are not cancelable with respect to Auto Loans for which premiums have been paid in full, and (b) Progressive's aggregate limitation of liability per month is 88% of premiums paid to date. Nevertheless, in order to resolve the situation, the Company is in active discussions with the rating agencies and other parties and is optimistic that a satisfactory resolution will be achieved.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS



EXHIBIT NO.                               DESCRIPTION OF EXHIBIT
----------                                -----------------------
3.1*            Restated Articles of Incorporation of the Company
3.2*            Amended and restated Bylaws of the Company
4.1*            Specimen Common Stock Certificate
10.1*           Amended  and  Restated  Loan  Origination,  Sale  and  Contribution  Agreement  dated as of
                December 15, 1995 by and between the Company and AutoBond Funding Corporation I
10.2*           Security Agreement dated as of May 21, 1996 among AutoBond
                Funding Corporation II, the Company and Norwest Bank Minnesota,
                National Association
10.3*           Credit   Agreement  and  Side   Agreement,   dated  as  of  May  21,  1996  among  AutoBond
                Funding Corporation II, the Company and Peoples Life Insurance Company
10.4*           Servicing   Agreement  dated  as  of  May  21,  1996  among  AutoBond  Funding  Corporation
                II, CSC  Logic/MSA  L.L.P.,  doing  business as "Loan  Servicing  Enterprise",  the Company and Norwest Bank Minnesota, National Association
10.5*           Loan  Acquisition  Sale  and  Contribution  Agreement  dated  as of  May  21,  1996  by and between the Company and AutoBond Funding Corporation II
10.6*           Second  Amended  and  Restated  Secured  Revolving  Credit  Agreement  dated as of July 31,
                1995 between Sentry Financial Corporation and the Company
10.7*           Management  Administration  and  Services  Agreement  dated as of January  1, 1996  between the Company and AutoBond, Inc.
10.8*           Employment Agreement dated November 15, 1995 between Adrian Katz and the Company
10.9*           Employment  Agreement  effective  as of May 1, 1996  between  William O.  Winsauer  and the
                Company
10.10*          Vender's  Comprehensive  Single  Interest  Insurance  Policy  and  Endorsements,  issued by
                Interstate Fire & Casualty Company
10.11*          Warrant to Purchase Common Stock of the Company dated March 12, 1996
10.12*          Employee Stock Option Plan
10.13*          Dealer  Agreement  dated  November  9,  1994,   between  the  Company  and  Charlie  Thomas
                Ford, Inc.
10.14*          Automobile Loan Sale Agreement, dated as of September 30, 1996, among the Company, First Fidelity Acceptance Corp., and
                Greenwich Capital Financial Products, Inc.
10.15`D'        Servicing  Agreement,  dated  as  of  January  29,  1997,  between  CSC  LOGIC/MSA  L.P.P., doing business as "Loan Servicing Enterprise" and the Company
10.16`D'        Credit  Agreement,  dated as of  February  1,  1997,  among  AutoBond  Funding  Corporation
                II, the Company and Daiwa Finance Corporation
10.17`D'        Security Agreement, dated as of February 1, 1997, by and among
                AutoBond Funding Corporation II, the Company and Norwest Bank
                Minnesota, National Association
10.18`D'        Automobile  Loan  Sale  Agreement,  dated as of  March  19,  1997,  by and  between  Credit
                Suisse First Boston Mortgage  Capital L.L.C.,  a Delaware limited  liability  company,  and the Company
10.19x          Automobile Loan Sale Agreement, dated as of March 26, 1997, by and between Credit Suisse First Boston Mortgage Capital L.L.C., a Delaware limited liability company, and the Company
10.20**         Credit  Agreement,  dated  as of June  30,  1997,  by and  among  AutoBond  Master  Funding
                Corporation, the Company and Daiwa Finance Corporation

EXHIBIT NO.                               DESCRIPTION OF EXHIBIT
----------                                -----------------------
10.21**         Amended  and  Restated  Trust  Indenture,  dated  as  of  June  30,  1997,  among  AutoBond
                Master   Funding   Corporation,   AutoBond   Acceptance   Corporation   and  Norwest   Bank
                Minnesota, National Association.
10.22**         Securities  Purchase  Agreement,  dated as of June 30,  1997,  by and  among  the  Company,
                Lion Capital Partners, L.P. and Infinity Emerging Opportunities Limited.
21.1**          Subsidiaries of the Company
27.1            Financial Data Schedule

* Incorporated by reference from the Company's Registration Statement on Form S-1(Registration No. 333-05359).

`D' Incorporated by reference to the Company's 1996 annual report on Form 10-K for the year ended December 31, 1996.

x Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997.

** Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1997.

(b)  Reports of Form 8-K

         No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                          STATEMENT OF DIFFERENCES
                          ------------------------

The dagger symbol shall be expressed as.........................   `D'

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 14, 1997.



                                 AUTOBOND ACCEPTANCE CORPORATION


                                 BY: /S/ WILLIAM O. WINSAUER
                                     ---------------------------------
                                    WILLIAM O. WINSAUER, CHAIRMAN OF THE BOARD
                                                   AND CHIEF EXECUTIVE OFFICER


                                 BY: /S/ R. T. PIGOTT, JR.
                                     ---------------------------------
                                     R. T. PIGOTT, JR., VICE PRESIDENT AND CHIEF
                                                               FINANCIAL OFFICER