Form 10-K405
period 1997-12-31
AUTOBOND ACCEPTANCE CORP
filed 1998-03-31
CIK 1014747

===============================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                              ----------------   ---------------

                        COMMISSION FILE NUMBER 000-21673

                         AUTOBOND ACCEPTANCE CORPORATION
             (Exact name of registrant as specified in its charter)

                   TEXAS                                  75-2487218
        (State or other jurisdiction                  (I.R.S. Employer
      of incorporation or organization)               Identification No.)

     301 CONGRESS AVENUE, AUSTIN, TEXAS                       78701
  (Address of principal executive offices)                  (Zip Code)

       Registrant's telephone number, including area code: (512) 435-7000

           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange on
              Title of class                             which registered
              --------------                         ---------------------------
    COMMON STOCK, NO PAR VALUE PER SHARE             AMERICAN STOCK EXCHANGE
15% SERIES A CUMULATIVE PREFERRED STOCK NO PAR        AMERICAN STOCK EXCHANGE
               VALUE PER SHARE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by non-affiliates of the registrant on March 30, 1998, 1998 (based on the closing price on such date as reported on the American Stock Exchange) was $7,275,777.(1)

         As of March 30, 1998, there were 6,531,311 shares of the registrant's Common Stock, no par value, and 1,125,000 of the registrant's 15% Series A Cumulative Preferred Stock, no par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the registrant's definitive Proxy Statement with respect to the registrant's 1998 Annual Meeting of Shareholders, to be filed not later that 120 days after the close of the registrant's fiscal year.

--------
(1) Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers, directors and five percent, shareholders of the registrant, without conceding that all such persons are "affiliates" of the registrant for purposes of the Federal securities laws.
===============================================================================


TABLE OF CONTENTS

PART I..........................................................................1

ITEM 1.    BUSINESS.............................................................1
ITEM 2.    PROPERTIES..........................................................16
ITEM 3.    LEGAL PROCEEDINGS...................................................16
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................17

PART II........................................................................17

ITEM 5.    MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS..............................................17
ITEM 6.    SELECTED FINANCIAL DATA.............................................18
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS...............................19

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................32
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE .............................32

PART III.......................................................................32

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............32
ITEM 11.      EXECUTIVE COMPENSATION...........................................32
ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...33
ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................33

PART IV........................................................................33

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K...33

SIGNATURES.....................................................................35

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

        The Company acquires finance contracts generally from franchised automobile dealers, makes credit decisions using its own underwriting guidelines and credit personnel and performs the collection function for finance contracts using its own collections department. The Company also acquires finance contracts from third parties other than dealers for which the Company reunderwrites and collects such finance contracts in accordance with the Company's standard guidelines. The Company securitizes portfolios of these retail automobile installment contracts to efficiently utilize limited capital to allow continued growth and to achieve sufficient finance contract volume to allow profitability. The Company markets a single finance contract acquisition program to automobile dealers which adheres to consistent underwriting guidelines involving the purchase of primarily late-model used vehicles. This has enabled the Company to securitize those contracts into investment grade securities with similar terms from one issue to another providing consistency to investors. For the period of inception through December 31, 1997, the Company acquired 23,386 finance contracts with an aggregate outstanding principal balance of $270 million. Since inception, the Company has completed eight securitizations pursuant to which it privately placed $204 million in finance contract-backed securities.

RECENT DEVELOPMENTS

        In November 1997, the Company was informed by Moody's, and then by Fitch, that the rated notes issued in the 1997-B and 1997-C securitization transactions had been placed under review for possible downgrade, due to certain recent statements made by representatives of Progressive Northern Insurance Company ("Progressive") about the coverage afforded under the VSI and Deficiency Balance insurance policies issued in connection with such transactions. Specifically Moody's and Fitch, after discussions with representatives of Progressive, cited concerns with Progressive's interpretation of its right to cancel the policies, as well as its aggregate limit of liability on claims paid under the Deficiency Balance policy. In February 1998, the Company was informed by Fitch that the two securitizations had been downgraded and Fitch's ratings withdrawn. The Company disagrees with the actions taken by Moody's and Fitch and reaffirms its understanding that (a) coverages under the Progressive policies are not cancelable with respect to Auto Loans for which premiums have been paid in full, and (b) Progressive's aggregate limitation of liability per month is 88% of premiums paid to date. On March 5, 1998, after the Company terminated its engagement of Fitch, Fitch withdrew its ratings on all securitizations of the Company. The Company has sued Progressive for declaratory relief. On March 23, 1998, Moody's announced that it had downgraded the senior securities in each of the Company's eight outstanding securitizations to investment grade levels of Baa2 (except for the 1997-B and 1997-C transactions, where due to uncertainties about the supporting insurance policy, the ratings were downgraded to Baa3). Moody's rested its actions upon its view that current net losses were projected to be higher than originally expected, along with what Moody's termed as "the unanticipated allocation of transaction cash flows" reducing available credit enhancement to the senior securities, as well as "discrepancies in trigger calculations, inaccuracies in reported delinquencies, concerns with the handling of prepaid insurance claims, and errors in cash distributions." In December 1997, the Company assumed contractual responsibility for servicing the securitizations from Loan Servicing Enterprise and is optimistic that the complex task of cash flow allocation and reporting can be better handled going forward. Moody's has indicated that the securitizations remain on review with direction uncertain due to the current " increased uncertainty in projecting future deal performance."

        The Company entered into an employment agreement, dated as of January 1, 1998, with Manuel A. Gonzalez, a former outside director to serve as a consultant to the Company until February 1, 1998, whereupon he agreed to become President of the Company for a period of three years. On March 3, 1998, Robert Shuey was appointed to fill the vacancy left by Mr. Gonzalez' departure from the Board.

        During January 1998, the Company privately placed $7,500,000 in aggregate principal amount of senior subordinated notes (the "subordinated notes") to an affiliate of BankBoston, N.A. The subordinated notes bear interest at 15% per annum, mature on February 1, 2001 and $1,215,925 in principal amount are convertible into up to 368,462 shares of the Company's common stock at a price of $3.30 per share (subject to adjustment). Although the subordinated notes contain customary restrictive covenants, they do not prohibit the Company from paying dividends on the preferred stock out of earnings legally available therefor. In addition, the Company issued to the purchaser a warrant to purchase such shares to the extent the notes have not been converted prior to maturity. Net proceeds from the sale of the subordinated notes were used (i) to pay short-term liabilities, (ii) to repay the Company's 18% convertible notes and
(iii) for working capital purposes.

        On February 20, 1998, the Company sold 1,000,000 of shares of it 15% Series A Cumulative Preferred Stock (the "Preferred Stock") in a public offering at a price of $10 per share. The net proceeds from the issuance and sale of preferred stock amounted to approximately $9,000,000 after deducting underwriter discounts and issuer expenses. Portions of the net proceeds were used (i) for the acquisition and financing of finance contracts, including the funding of reserves and other credit enhancements and (ii) for working capital and general corporate purposes. The underwriters of the Company's public offering purchased an additional 125,000 shares of the Preferred Stock at $10 per share by exercising their over-allotment option on February 27, 1998. The net proceeds from the issuance and sale of these over-allotment shares amounted to approximately $1,125,000.

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

        To foster its growth and increase profitability, the Company will continue to pursue a business strategy based on the following principles:

                Targeted Market and Product Focus--The Company targets the sub-prime auto finance market because it believes that sub-prime finance presents greater opportunities than does prime lending. This greater opportunity stems from a number of factors, including the relative newness of sub-prime auto finance, the range of finance contracts that various sub-prime auto finance companies provide, the relative lack of competition compared to traditional automotive financing and the potential returns sustainable from large interest rate spreads. The Company focuses on late model used rather than new vehicles, as management believes the risk of loss is lower on used vehicles due to lower depreciation rates, while interest rates are typically higher than on new vehicles. For the period from inception through December 31, 1997, new vehicles and used vehicles represented 6.8% and 93.2%, respectively, of the finance contract portfolio. In addition, the Company concentrates on acquiring finance contracts from dealerships franchised by major automobile manufacturers because they typically offer higher quality vehicles, are better capitalized, and have better service facilities than used car dealers.

                Efficient Funding Strategies--Through an investment-grade warehouse facility and a periodic securitization program, the Company increases its liquidity, redeploys its capital and reduces its exposure to interest rate fluctuations. The net effect of the Company's funding and securitization program is to provide more proceeds than the Company's acquisition costs, resulting in positive revenue cash flow and lower overall costs of funding, and permitting loan volume to increase with limited additional equity capital.

                Uniform Underwriting Criteria--To manage the risk of delinquency or defaults associated with sub-prime consumers, the Company has utilized since inception underwriting criteria which are uniformly applied in evaluating credit applications. This evaluation process is conducted on a centralized basis utilizing experienced personnel. These uniform underwriting criteria create consistency in the securitization portfolios of finance contracts that make them more easily analyzed by the rating agencies and more marketable and permit static pool analysis of loan defaults to optimally structure securitizations. See "Management's Discussion and Analysis--Repossession Experience--Static Pool Analysis."

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

                Experienced Management Team--The Company actively recruits and retains experienced personnel at the executive, supervisory and managerial levels. The senior operating management of the Company consists of seasoned automobile finance professionals with substantial experience in underwriting, collecting and financing automobile finance contracts. In 1997 the difficulties experienced by several competitors provided an opportunity to attract experienced personnel to work for the Company. Hiring in 1998 is not expected to be as rapid but will continue selectively.

                Intensive Collection Management--The Company believes that intensive collection efforts are essential to ensure the performance of sub-prime finance contracts and to mitigate losses. The Company's collections managers contact delinquent accounts frequently, working cooperatively with customers to get full or partial payments, but will initiate repossession of financed vehicles no later than the 90th day of delinquency. As of December 31, 1997, a total of $32,426,203 or 15.32%, of the Company's finance contract portfolio were between 30 and 89 days past due and $8,368,493, or approximately 4.0%, of the Company's finance contracts outstanding were 90 days past due or greater. The aforementioned percentages and amounts include finance contracts in the Company's portfolio where the Company has discontinued collection efforts, such as where the underlying vehicle has been repossessed, the borrower is in bankruptcy, the dealer is to buy back the loan, or an insurance claim has been filed. From inception through December 31, 1997, the Company repossessed 2,936 (approximately 13%) of its financed vehicles, and the Company had completed the disposal of 1,351 vehicles, resulting in an average loss per repossession of approximately $2,419 per vehicle. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Net Loss Per Repossession."

                Limited Loss Exposure--To reduce its potential losses on defaulted finance contracts, the Company historically has insured each finance contract it funds against damage to the financed vehicle through a vendor's comprehensive single interest physical damage insurance policy (a "VSI Policy"). In addition, in connection with certain of the Company's warehouse financing and securitizations through December 31, 1997, the Company purchased credit default insurance through a deficiency balance endorsement (the "Credit Endorsement") to the VSI Policy. The Credit Endorsement reimburses the Company for the difference between the unpaid contract finance balance and the net proceeds received in connection with the sale of the repossessed vehicle. Moreover, the Company limits loan-to-value ratios and applies a purchase price discount to the finance contracts it acquires. The Company's combination of underwriting criteria, intensive collection efforts and the VSI Policy and Credit Endorsement has resulted in net charge-offs (after receipt of liquidation and insurance proceeds) of 20.9% (excluding repossession costs) of the principal balance outstanding on disposed repossessed vehicles for which the liquidation process has been completed as of December 31, 1997. For its 1997-B and 1997-C securitizations, the Company purchased credit default insurance from Progressive

        Northern Insurance Company. See "Recent Developments," "Insurance" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Net Loss per Repossession."

        As discussed, the Company's business strategy depends on its ability to increase the rate of revenue growth more rapidly than the rate of expenses, which would involve a reversal of an adverse trend experienced through much of 1997. Thus, continued growth in revenues is important for the Company to succeed in its business strategy.

BORROWER CHARACTERISTICS

        Borrowers under finance contracts in the Company's finance contract portfolio are generally sub-prime consumers. Sub-prime consumers are purchasers of financed vehicles with limited access to traditional sources of credit and are generally individuals with weak or no credit histories. Based on a sample of 1,533 finance contracts in the finance contract portfolio which the Company believes are representative of the portfolio as a whole, the Company has determined the following characteristics with respect to its finance contract borrowers. The average borrower's monthly income is $2,400, with an average payment-to-income ratio of 15.7%. The Company's guidelines permit a maximum payment-to-income ratio and debt-to-income ratio of 20% and 50%, respectively. The Company's guidelines require a cash down payment of 10% of the vehicle selling price. Based upon a sample of its borrowers which the Company believes to be representative, the average borrower's time spent at current residence is
65.6 months, while the average time of service at current employer is 46.6 months. The average borrower's age is 34.3 years.

CONTRACT PROFILE

        From inception to December 31, 1997, the Company acquired 23,386 finance contracts with an aggregate initial principal balance of $269,922,491. Of the finance contracts acquired, approximately 6.8% have related to the sale of new automobiles and approximately 93.2% have related to the sale of used automobiles. The average age of used finance vehicles was approximately two years at the time of sale. The finance contracts had, upon acquisition, an average initial principal balance of $12,228; a weighted average APR of 19.8%; and a weighted average contractual maturity of 52.5 months. As of December 31, 1997, the finance contracts in the finance contract portfolio had a weighted average remaining maturity of 43.6 months.

DEALER NETWORK

        General. The Company acquires finance contracts originated by automobile dealers in connection with the sale of late-model used and, to a lesser extent, new cars to sub-prime borrowers. Accordingly, the Company's business development strategy depends on enrolling and promoting active participation by automobile dealers in the Company's financing program. Dealers are selected on the basis of geographic location, financial strength, experience and integrity of management, stability of ownership, quality of used car inventory, participation in sub-prime financing programs, and the anticipated quality and quantity of finance contracts which they originate. The Company principally targets dealers operating under franchises from major automobile manufacturers, rather than independent used car dealers. The Company believes that franchised dealers are generally more stable and offer higher quality vehicles than independent dealers. This is due, in part, to careful initial screening and ongoing monitoring by the automobile manufacturers and to the level of financial commitment necessary to secure and maintain a franchise. As of December 31, 1997, the Company was licensed or qualified to do business in 40 states. Over the near term, the Company intends to focus its proposed geographic expansion on states in the midwest and mid-Atlantic regions.

        Location of Dealers. Approximately 30% of the Company's dealer network consists of dealers located in Texas, where the Company has operated since 1994. A group of six dealerships (including Charlie Thomas Ford, Inc.) under substantial common ownership accounted for approximately 26.51% and 17.56% for the fiscal year ended 1995 and 1996 respectively, of finance contracts acquired during the same period. One dealership, Charlie Thomas Ford, Inc. of Houston, Texas, accounted for 8.79% of the finance contracts acquired by the Company for the period from inception through December 31, 1996

(8.77% and 8.94% for the fiscal year ended 1995 and 1996 respectively). The Company is no longer purchasing contracts from these dealerships due to a dispute over repurchase obligations. See "Legal Proceedings."

DEALER SOLICITATION

        Marketing Representatives. As of December 31, 1997, the Company utilized 43 marketing representatives, 36 of whom were individuals employed by the Company and seven of whom were marketing organizations serving as independent representatives. The Company also maintained one loan production office. These representatives have an average of ten years' experience in the automobile financing industry. The Company is currently evaluating candidates for additional marketing representative positions. The marketing representatives reside in the region for which they are responsible. Marketing representatives are compensated on the basis of a salary plus commissions based on the number of finance contracts purchased by the Company in their respective areas. The Company maintains an exclusive relationship with the independent marketing representatives and compensates such representatives on a commission basis. All marketing representatives undergo training and orientation at the Company's Austin headquarters.

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

        After each dealer relationship is established, a marketing representative continues to actively monitor that relationship with the objective of maximizing the volume of applications received from the dealer that meet the Company's underwriting standards. Due to the non-exclusive nature of the Company's relationships with dealers, the dealers retain discretion to determine whether to seek financing from the Company or another financing source. Each representative submits a weekly call report describing contacts with prospective and existing dealers during the preceding week and a monthly competitive survey relating to the competitive situation and possible opportunities in the region. The Company provides each representative with a weekly report detailing applications received and finance contracts purchased from all dealers in the region. The marketing representatives regularly telephone and visit F&I managers to remind them of the Company's objectives and to answer questions. To increase the effectiveness of these contracts, the marketing representatives can obtain real-time information from the Company's newly installed management information systems, listing by dealership the number of applications submitted, the Company's response to such applications and the reasons why a particular application was rejected. The Company believes that the personal relationships its marketing representatives establish with the F&I managers are an important factor in creating and maintaining productive relationships with its dealership customer base.

        The role of the marketing representatives is generally limited to marketing the Company's financing program and maintaining relationships with the Company's dealer network. The marketing representatives do not negotiate, enter into or modify dealer agreements on behalf of the Company, do not participate in credit evaluation or loan funding decisions and do not handle funds belonging to the Company or its dealers. The Company intends to develop notable finance contract volume in each state in which it initiates coverage. The Company has elected not to establish full service branch offices, believing that the expense and administrative burden of such offices are generally unjustified. The Company has concluded that the ability to closely monitor the critical functions of finance contract approval and contract administration and collection are best performed and controlled on a centralized basis from its Austin facility.

        Dealer Agreements. Each dealer with which the Company establishes a financing relationship enters into a non-exclusive written dealer agreement (a "Dealer Agreement") with the Company, governing the Company's acquisition of finance contacts from such dealer. A Dealer Agreement generally provides that the dealer shall indemnify the Company against any damages or liabilities, including reasonable attorney's fees, arising out of (i) any breach of a representation or warranty of the dealer set forth in the Dealer Agreement or (ii) any claim or defense that a borrower may have against a dealer relating to financing contract. Representations and warranties in a Dealer Agreement generally relate to matters such as whether (a) the financed automobile is free of all liens, claims and encumbrances except the Company's lien, (b) the down payment specified in the finance contract has been paid in full and whether any part of the down payment was loaned to the borrower by the dealer and (c) the dealer has complied with applicable law. If the dealer violates the terms of the Dealer Agreement with respect to any finance contract, the dealer is obligated to repurchase such contract on demand for an amount equal to the unpaid balance and all other indebtedness due to the Company from the borrower.

FINANCING PROGRAM

        Unlike certain competitors who offer numerous marketing programs that the Company believes serve to confuse dealers and borrowers, the Company markets a single financing contract acquisition program to its dealers. The Company believes that by focusing on a single program, it realizes consistency in achieving its contract acquisition criteria, which aids the funding and securitization process. The finance contracts purchased by the Company must meet several criteria, including that each contract: (i) meets the Company's underwriting guidelines; (ii) is secured by a new or late-model used vehicle of a type on the Company's approved list; (iii) was originated in a jurisdiction in the United States in which the Company was licensed or qualified to do business, as appropriate; (iv) provides for level monthly payments (collectively, the "Scheduled Payments") that fully amortize the amount financed over the finance contract's original contractual term; (v) has an original contractual term from 24 to 60 months; (vi) provides for finance charges at an APR of at least 14%;
(vii) provides a verifiable down payment of 10% or more of the cash selling price; and (viii) is not past due or does not finance a vehicle which is in repossession at the time the finance contract is presented to Company for acquisition. Although the Company has in the past acquired a substantial number of finance contracts for which principal and interest are calculated according to the "Rule of 78s," the Company's present policy is to acquire primarily finance contracts calculated using the simple interest method.

        The amount financed with respect to a finance contract will generally equal the aggregate amount advanced toward the purchase price of the financed vehicle, which equals the net selling price of the vehicle (cash selling price less down payment and trade-in), plus the cost of permitted automotive accessories (e.g., air conditioning, standard transmission, etc.), taxes, title and license fees, credit life, accident and health insurance policies, service and warranty contracts and other items customarily included in retail automobile installment contracts and related costs. Thus, the amount financed may be greater than the Manufacturer's Suggested Retail Price ("MSRP") for new vehicles or the market value quoted for used vehicles. Down payments must be in cash or real value of traded-in vehicles. Dealer-assisted or deferred down payments are not permitted.

        The Company's current purchase criteria limit acceptable finance contracts to a maximum of the (a) net selling price of the lesser of (i) 112% of wholesale book value (or dealer invoice for new vehicles) or (ii) 95% of retail book value (or MSRP for new vehicles) and (b) amount financed of 120% of retail book value in the case of a used vehicle, or 120% of MSRP in the case of a new vehicle. In assessing the value of a trade-in for purposes of determining the vehicle's net selling price, the Company uses the published wholesale book value without regard to the value assigned by the dealer.

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

        For the year ended December 31, 1997, 133,039 credit applications were submitted to the Company. Of these 133,039 applications, approximately 23.4% were approved and 7.9%, or 10,554 contracts, were acquired by the Company. The difference between the number of applications approved and the number of finance contracts acquired is attributable to a common industry practice in which dealers often submit credit applications to more than one finance company and select on the basis of the most favorable terms offered. The prospective customer may also decide not to purchase the vehicle notwithstanding approval of the credit application.

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

        The Company's underwriting standards are applied uniformly by experienced credit underwriters with a personal analysis of each application, utilizing experienced judgment. These standards have been developed and refined by the Company's senior credit and collections management who, on average, possess more than 24 years of experience in the automobile finance industry. The Company believes that having its credit underwriters personally review and communicate to the submitting dealership the decision with respect to each application, including the reasons why a particular application may have been declined, enhances the Company's relationship with such dealers. This practice encourages F&I managers to submit contracts meeting the Company's underwriting standards, thereby increasing the Company's operating efficiency by eliminating the need to process applications unlikely to be approved.

        The Company's Credit Department personnel undergo ongoing internal training programs that are scheduled on a weekly basis and are attended by such personnel depending on their responsibilities. All of these personnel are located in the Company's offices in Austin where they are under the supervision of the Vice President--Credit and the credit manager. The credit manager and the Vice President--Credit have an aggregate of more than 30 years of experience in the automobile finance business. In addition, the Company reviews all repossessions to identify factors that might require refinements in the Company's credit evaluation procedures.

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

        Contract Purchase and Funding. Upon final confirmation of the terms by the borrower, the dealer completes the sale of the automobile to the borrower. After the dealer delivers all required documentation (including an application for title or a dealer guaranty of title, naming the Company as lienholder) to the Company, the Company remits funds to the dealer via overnight delivery service within a commercially reasonable time of having received the complete loan funding package. As a matter of policy, the Company takes such measures as it deems necessary to obtain a perfected security interest in the related financed vehicles under the laws of the states in which such vehicles are originated. This generally involves taking the necessary steps to obtain a certificate of title which names the Company as lienholder. Each finance contract requires that the automobile be adequately insured and that the Company be named as loss payee, and compliance with these requirements is verified prior to the remittance of funds to the dealer.

        From time to time, the Company also acquires bulk portfolios from other originators. In this event, the Company reunderwrites such contracts to ensure appropriate credit standards are maintained. The Company acquired approximately $14.8 million in finance contracts in 1996 from Greenwich Capital Financial Products which were originated by First Fidelity Acceptance Corp. During the first quarter of 1997, the Company acquired approximately $12.8 million in finance contracts from Credit Suisse First Boston Mortgage Capital LLC ("CSFB") which were originated by Jefferson Capital Corporation. During the third quarter of 1997, the Company acquired a total of $7.9 million in finance contracts from three originators. During the fourth quarter of 1997, the Company acquired a total of $7.4 million in finance contracts from third party originators and, from CSFB, approximately $12.5 million in finance contracts, which were originated by several third parties. CSFB also provided acquisition financing for the purchase.

CONTRACT SERVICING AND COLLECTION

        Contract servicing includes contract administration and collection. Because the Company believes that an active collection program is essential to success in the sub-prime automobile financing market, the Company retains responsibility for finance contract servicing and collection. Prior to December 1997, the Company engaged CSC Logic/MSA L.L.P. (a Texas limited liability partnership doing business as "Loan Servicing Enterprise") ("LSE") to provide contract administration for its warehouse arrangements and securitizations.

        Contract Administration. The Company, as servicer, performs certain contract administration functions in connection with finance contracts warehoused or sold to securitization trusts, including payment processing, statement rendering, insurance tracking, data reporting and customer service for finance contracts. The Company inputs newly originated finance contracts on the contract system daily. The servicer then mails a welcome letter to the borrower and subsequently mails monthly billing statements to each borrower approximately ten days prior to each payment due date. All borrower remittances are directed to a lock box. Remittances received are then posted to the proper account on the system. The Company also handles account inquiries from borrowers, performs insurance tracking services and sends out notices to borrowers for instances where proper collateral insurance is not documented.

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

        As of December 31, 1997, the Company employed 191 people full-time, including 81 collections specialists and other support personnel, in the Collections Department. Each employee is devoted exclusively to collection functions. The Company attempts to maintain a ratio of between 500 and 600 finance contracts per collections specialist. As of December 31, 1997, there were 236 finance contracts in the Company's finance contract portfolio for every collections specialist. The Collections Department is managed by the Vice President -- Collections, who possesses 30 years experience in the automotive and finance industry. The Company hires additional collections specialists in advance of need to ensure adequate staffing and training.

        Accounts reaching five days past due are assigned to collectors who have specific responsibility for those accounts. These collectors contact the customer frequently, both by phone and in writing. Accounts that reach 60 days past due are assigned to two senior collectors who handle those accounts until resolved. To facilitate collections from borrowers, the Company has increased its utilization of Western Union's "Quick Collect," which allows borrowers to pay from remote locations, with a check printed at the Company's office. Consistent with the Company's internal policies and securitization documents, finance contract provisions, such as term, interest rate, amount, maturity date or payment schedule will not be amended, modified or otherwise changed, except when required by applicable law or court order or where permitted under the applicable documentation.

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

        Repossessions and Recoveries. If a delinquency exists and a default is deemed inevitable or the collateral is in jeopardy, and in no event later than the 90th day of delinquency (as required by the applicable VSI Policy), the Company's Collections Department will initiate the repossession of the financed vehicle. Bonded, insured outside repossession agencies are used to secure involuntary repossessions. In most jurisdictions, the Company is required to give notice to the borrower of the Company's intention to sell the repossessed vehicle, whereupon the borrower may exercise certain rights to cure his or her default or redeem the automobile. Following the expiration of the legally required notice period, the repossessed vehicle is sold at a wholesale auto auction (or in limited circumstances, through dealers), usually within 60 days of the repossession. The Company closely monitors the condition of vehicles set for auction, and procures an appraisal under the applicable VSI Policy prior to sale. Liquidation proceeds are applied to the borrower's outstanding obligation under the finance contract and loss deficiency claims under the VSI Policy and, if applicable, any deficiency balance policy are then filed. See "--Insurance."

INSURANCE

        Each finance contract requires the borrower to obtain comprehensive and collision insurance with respect to the related financed vehicle with the Company named as a loss payee. The Company relies on a written representation from the selling dealer and independently verifies that a borrower in fact has such insurance in effect when it purchases contracts. Each finance contract acquired by the Company prior to December 31, 1996 is covered by the Interstate VSI Policy, including the Credit Endorsement. The Interstate VSI Policy has been issued to the Company by Interstate Fire & Casualty Company ("Interstate"). Interstate is an indirect wholly-owned subsidiary of Fireman's Fund Insurance Company. Certain finance contracts acquired by the Company after December 31, 1996 are covered by either the Interstate VSI Policy, including the Credit Endorsement, another VSI Policy (which does not include a Credit Endorsement), or the VSI Policy and deficiency balance endorsement (the "Progressive Policy") issued by Progressive Northern Insurance Company ("Progressive").

        Physical Damage and Loss Coverage. The Company initially relies on the requirement, set forth in its underwriting criteria, that each borrower maintain adequate levels of physical damage loss coverage on the respective financed vehicle. The Company tracks the physical damage insurance of borrowers and contacts borrowers in the event of a lapse in coverage or inadequate documentation. Moreover, the VSI Policies insure against: (i) all risk of physical loss or damage from any external cause to financed vehicles which the Company holds as collateral; (ii) any direct loss which the Company may sustain by unintentionally failing to record or file the instrument evidencing each contract with the proper public officer or public office, or by failing to cause the proper public officer or public office to show the Company's encumbrance thereon, if such instrument is a certificate of title; (iii) any direct loss sustained during the term of the applicable VSI Policy, by reason of the inability of the Company to locate the borrower or the related financed vehicle, or by reason of confiscation of the financed vehicle by a public officer or public office; and (iv) all risk of physical loss or damage from any external cause to a repossessed financed vehicle for a period of 60 days while such financed vehicle is (subject to certain exceptions) held by or being repossessed by the Company.

        The physical damage provisions of a VSI Policy generally provide coverage for losses sustained on the value of the financed vehicle securing a contract, but in no event is the coverage to exceed: (i) the cost to repair or replace the financed vehicle with material of like kind and quality; (ii) the actual cash value of the financed vehicle at the date of loss, less its salvage value; (iii) the unpaid balance of the contract; (iv) $40,000 per financed vehicle (or, in the case of losses or damage sustained on repossessed financed vehicles, $25,000 per occurrence), or $50,000 in the case of the Progressive Policy; or (v) the lesser of the amounts due the Company under clauses (i) through (iv) above, less any amounts due under all other valid insurance on the damaged financed vehicle less its salvage value. No assurance can be given that the insurance will cover the amount financed with respect to a financed vehicle.

        All claim settlements for physical damage and loss coverage under the Interstate Policy are subject to a $500 deductible per loss ($250 for the Progressive Policy). There is no aggregate limitation or other form of cap on the number of claims under the VSI Policy. Coverage on a financed vehicle is for the term of the related contract and is noncancellable. Each VSI Policy requires that, prior to filing a claim, a reasonable attempt be made to repossess the financed vehicle and, in the case of claims on skip losses, every professional effort be made to locate the financed vehicle and the related borrower.

        Deficiency Balance Endorsements. In addition to physical damage and loss coverage, the Interstate VSI Policy contains a Credit Endorsement which provides that Interstate shall indemnify the Company for certain losses incurred due to a deficiency balance following the repossession and resale of financed vehicles securing defaulted finance contracts eligible for coverage. Coverage under the Credit Endorsement is strictly conditioned upon the Company's maintaining and adhering to the credit underwriting criteria set forth in the Credit Endorsement. Losses on each eligible contract are covered in an amount equal to the deficiency balance resulting from the Net Payoff Balance (as defined below) less the sum of (I) the Actual Cash Value (as defined below) of the financed vehicle plus (ii) the total amount recoverable from all other applicable insurance, including refunds from cancelable add-on products. The maximum coverage under the Credit Endorsement is $15,000 per contract.

        "Actual Cash Value" for the purposes of the Credit Endorsement only, means the greater of (i) the price for which the subject financed vehicle is sold or (ii) the wholesale market value at the time of the loss as determined by an automobile guide approved by Interstate applicable to the region in which the financed vehicle is sold.

        "Net Payoff Balance" for the purposes of the Credit Endorsement, means the outstanding principal balance as of the default date plus late fees and corresponding interest no more than 90 days after the date of default. In no event shall Net Payoff Balance include non-approved fees, taxes, penalties or assessments included in the original instrument, or repossession, disposition, collection or remarketing expenses and fees or taxes incurred.

        The Progressive Policy contains a Deficiency Balance Endorsement (the "DBE"), pursuant to which Progressive will insure the Company's interest in the Financed Vehicles against direct loss incurred due to the Company's inability to recover one hundred percent (100%) of the balance due under an instrument representing a finance contract. Under the DBE, Progressive will cover such impairment of the Company's interest in the financed vehicle, measured as the Net Payoff Amount, reduced by (a) claim settlements from other insurance policies, (b) claim settlements due under other coverage provisions of the VSI Policy or its other endorsements, and (c) monies recoverable under any other recourse or repurchase agreement or through any dealer hold-back, or any other source. The maximum liability under the DBE is Five Thousand Dollars ($5,000) for any financed contract, and claims payments may not exceed, on a monthly basis, 88% of the premiums paid. See "--Recent Developments."

MANAGEMENT INFORMATION SYSTEMS

        Management believes that a high level of real-time information flow and analysis is essential to manage the Company's informational and reporting needs and to enhance the Company's competitive position. Significant infrastructure development was completed throughout 1997 to accommodate the servicing functions which were assumed from LSE. Such development of both personnel and technology increased expenses in 1997. The Company hopes to realize the benefits of such investment in 1998 and thereafter.

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

        Effective August 1, 1994, the Company entered into a secured revolving credit agreement with Sentry Financial Corporation ("Sentry") which was amended and restated on July 31, 1995. The amended agreement (the "Sentry Facility") provides for a $10.0 million warehouse line of credit which terminates December 31, 2000, unless terminated earlier by the Company or Sentry upon meeting certain defined conditions. The proceeds of the Sentry Facility are to be used to originate and acquire finance contracts, to pay for loss default insurance premiums, to make deposits to a reserve account with Sentry, and to pay for fees associated with the origination of finance contracts. The Sentry Facility is collateralized by the finance contracts acquired with the outstanding borrowings. Interest is payable monthly and accrues at a rate of prime plus 1.75% (10.25% at December 31, 1997). The Sentry Facility contains certain restrictive covenants, including requirements to maintain a certain minimum net worth, and cash and cash equivalent balances. The Company pays a utilization fee of up to 0.21% per month on the average outstanding balance of the Sentry Facility. The Sentry Facility also requires the Company to pay up to 0.62% per quarter on the average unused balance. At December 31, 1997, $10,000,000 was available for borrowing under the credit line as there were no amounts outstanding at that date.

        The Company and its wholly owned subsidiary, AutoBond Funding Corporation II, entered into a $50 million revolving warehouse facility (the "Daiwa Facility") with Daiwa Finance Corporation

("Daiwa") effective as of February 1, 1997. Advances under the Daiwa Facility mature on the earlier of 120 days following the date of the advance or March 31, 1998. The proceeds from the borrowings under the Daiwa Facility are to be used to acquire finance contracts and to make deposits to a reserve account. The Daiwa Facility is collateralized by the finance contracts acquired with the outstanding advances. The Daiwa Facility does not require that the finance contracts funded be covered by default deficiency insurance. Interest is payable upon maturity of the advances and accrues at the lesser of (x) 30 day LIBOR plus 1.15% (6.87% at December 31, 1997) or (y) 11% per annum. The Company also pays a non-utilization fee of .25% per annum on the unused amount of the line of credit. Pursuant to the Daiwa Facility, the Company paid a $243,750 commitment fee. The Daiwa Facility contains certain covenants and representations similar to those in the agreements governing the Company's existing securitizations including, among other things, delinquency and repossession triggers. While no new advances will be made under the Daiwa Facility after March 31, 1998, the maturity date for existing advances has been extended to April 30, 1998, with interest therein accruing at LIBOR plus 4.00% per annum. At December 31, 1997, advances under the Daiwa Facility totaled $7,639,201 and remaining availability was $15,759,792. The Company incurred interest expense under the Daiwa Facility of approximately $1,118,883 during the year ended December 31, 1997.

        During 1997, the Daiwa Facility was amended to allow the Company, at its election, to transfer finance contracts into qualified unconsolidated special purpose subsidiaries. In conjunction with these transfers, these special purpose subsidiaries issue variable funding warehouse notes (beneficial interests) which are convertible into term notes at the option of the holder of such notes. Transfers of finance contracts to the special purpose entities have been recognized as sales under Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125").

        On December 31, 1997, the Company purchased approximately $12.5 million of finance contracts from Credit Suisse First Boston Mortgage Capital LLC ("CSFB"), at a purchase price of 93.5% of the outstanding principal balance of the finance contracts. The Company financed its purchase through a warehouse securitization facility with CSFB pursuant to which the finance contracts were transferred to a bankruptcy remote, special purpose corporation, AutoBond Master Funding Corporation II and variable beneficial interests were issued to CSFB. Pursuant to the structure, the Company agreed to maintain sufficient over-collateralization such that CSFB's investment in the special purpose corporation is collateralized by assets having a value equal to or greater than 117% of such investment. Recourse to the Company is limited to 10% of the original unpaid balance of the finance contracts, and the variable beneficial interests accrue interest at LIBOR plus 3% per annum. The variable beneficial interests matures at 120 days and are convertible at CSFB's option into a term securitization. The transfer of finance contracts to the special purpose entity has been recognized as a sale under SFAS No. 125. As of March 31, 1998, the Company is currently in active discussions with several potential warehouse providers. To the extent that the Company is unable to maintain the revolving credit facilities or is unable to arrange new warehouse lines of credit, the Company would have to curtail its finance contract acquisition activities, which would have a material adverse effect on operations and cash position. The Company ability to obtain a successor facility or similar financing will depend on, among other things, the willingness of financial organizations to participate in funding subprime finance contracts and the Company's financial condition and results of operations. The Company's growth is dependent upon its ability to obtain sufficient financing under warehouse credit facilities, at rates and upon terms acceptable to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

        Securitization Program. The periodic securitization of finance contracts is an integral part of the Company's business. Securitizations enable the Company to monetize its assets and redeploy its capital resources and warehouse credit facilities for the purchase of additional finance contracts. To date, the Company has completed nine securitizations involving approximately $246 million in aggregate principal amount of finance contracts.

        In its securitization transactions through December 31, 1996, the Company sold pools of finance contracts to a special purpose subsidiary, which then assigned the finance contracts to a trust in exchange for cash and certain retained beneficial interests in the trust. The trust issued two classes of fixed income investor certificates: Class A Certificates which were sold to investors, generally at par with a fixed coupon, and subordinated excess spread certificates (representing a senior interest in excess spread cash flows from the finance contracts) which were retained by the Company's securitization subsidiary and which collateralize borrowings on a non-recourse basis. The Company also funded a cash reserve account that provides credit support to the Class A Certificates. The Company's securitization subsidiaries also retained an interest in the trust that is subordinate to the interest of the investor certificate holders. The retained interests entitle the Company to receive the future excess spread cash flows from the trust after payment to investors, absorption of losses, if any, that arise from defaults on the transferred finance contracts and payment of the other expenses and obligations of the trust. In accounting for its securitization transactions in 1997, the Company followed the provisions of SFAS 125. In these securitizations the Company sold pools of finance contracts to a special purpose subsidiary, which then issued notes under a trust indenture secured by such finance contracts. The special purpose corporations may issue multiple classes of secured notes, including subordinated excess spread notes. The Company also funded a cash reserve account that provides credit support to the senior notes. The Company's securitization subsidiaries also have retained an interest in the finance contracts that is subordinate to the interest of the note holders. The retained interests entitle the Company to receive the future excess spread cash flows from the trust estate after payment to investors, absorption of losses, if any, that arise from defaults on the transferred finance contracts and payment of the other expenses and obligations of the trust estate.

        Securitization transactions impact the Company's liquidity in two primary ways. First, the application of proceeds toward payment of the outstanding advances on warehouse credit facilities makes additional borrowing available, to the extent of such proceeds, under those facilities for the acquisition of additional finance contracts. Second, additional working capital is obtained through the Company's practice of borrowing, through the issuance of non-recourse debt, against the value of the senior interest in the retained excess spread. If the structure of the securitizations was changed, it could impact the Company's ability to generate liquidity. See "-- Recent Developments."

        Upon each securitization, the Company recognizes the sale of finance contracts and records a non-cash gain or loss in an amount which takes into account the amounts expected to be received as a result of its retained interests. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Revenues -- Gain on Sale of Finance Contracts." At December 31, 1997, the Company held interest-only strip receivables and Class B Certificates totaling $17.2 million, a portion of which had been pledged to secure notes payable of $9.9 million.

        If the Company were unable to securitize contracts in a financial reporting period, the Company would incur a significant decline in total revenues and net income or report a loss for such period. If the Company were unable to securitize its contracts and did not have sufficient credit available, either under its warehouse credit facilities or from other sources, the Company would have to sell portions of its portfolio directly to investors or curtail its finance contract acquisition activities. The Company is currently negotiating a $200 million revolving purchase securitization facility and hopes to secure such a facility in the short term.

        When the Company securitizes finance contracts, it repays a portion of its outstanding warehouse indebtedness, making such portion available for future borrowing. As finance contract volume increases, the Company expects to securitize its assets at least quarterly, although there can be no assurance that the Company will be able to do so. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

        The securitization trust agreements and the servicing agreement contain certain events of administrator termination, the occurrence of which entitles the trustee to terminate the Company's right to act as collection agent and administrator. Events of administrator termination typically include: (i) defaults in payment obligations under the trust agreements; (ii) unremedied defaults in the performance of certain terms or covenants under the trust agreements, the servicing agreements or related documents; (iii) the institution of certain bankruptcy or liquidation proceedings against the Company; (iv) material breaches by the Company of representations and warranties made by it under the servicing agreements and the sale agreements pursuant to which it has sold the securitized finance contracts; (v) the occurrence of a trigger event whereby the ratio of delinquent finance contracts to total securitized finance contracts for each transaction exceeds the percentage set forth in the servicing agreements; (vi) a material adverse change in the consolidated financial condition or operations of the Company, or the occurrence of any event which materially adversely affects the collectibility of a material amount of the securitized finance contracts or which materially adversely affects the ability of the Company to collect a material amount of the finance contracts or to perform in all material respects its obligations under the servicing agreements, trust agreements and related documents; or (vii) any of the rating agencies rating the securitization transactions determines that the Company's serving as collection agent under the related servicing agreement would prevent such agency from maintaining the required ratings on such transactions, or would result in such transactions being placed on negative review suspension or downgrade.

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

COMPETITION

        The sub-prime credit market is highly fragmented, consisting of many national, regional and local competitors, and is characterized by relative ease of entry and the recent arrival of a number of well capitalized publicly-held competitors. Existing and potential competitors include well-established financial institutions, such as banks, savings and loan associations, small loan companies, industrial thrifts, leasing companies and captive finance companies owned by automobile manufacturers and others. Many of these financial organizations do not consistently solicit business in the sub-prime credit market. The Company believes that captive finance companies generally focus their marketing efforts on this market only when inventory control and/or production scheduling requirements of their parent organizations dictate a need to enhance sales volumes and exit the market once such sales volumes are satisfied. The Company also believes that increased regulatory oversight and capital requirements imposed by market conditions and governmental agencies have limited the activities of many banks and savings and loan associations in the sub-prime credit market. In many cases, those organizations electing to remain in the automobile finance business have migrated toward higher quality customers to allow reductions in their overhead cost structures.

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

        Additionally, during the first half of 1997, several of the Company's competitors have experienced serious problems ranging from allegedly fraudulent misstatements of earnings to increasing losses and inadequate reserves. Although the Company believes it has made adequate reserves to cover losses, the ability of the Company to obtain funding in the future and the rates at which such financings may be obtained could be impaired as a result of the turmoil in the sub-prime auto finance industry. Although the Company was able to obtain financing under the Daiwa Facility and continues to have financing available under the Sentry Facility, there can be no assurance that the recent negative developments in the sub-prime auto finance industry will not have an effect on the Company's ability to raise funds and may result in an increased cost of funding to the Company. See "Recent Developments."

REGULATION

        The Company's business is subject to regulation and licensing under various federal, state and local statues and regulations. As of December 31, 1997, the Company was licensed to conduct business operations with dealers located in 41 states, and, accordingly, the laws and regulations of such states govern the Company's operations. Most states where the Company operates (i) limit the interest rates, fees and other charges that may be imposed by, or prescribe certain other terms of, the finance contracts that the Company purchases and (ii) define the Company's rights to repossess and sell collateral. In addition, the Company is required to be licensed or registered to conduct its finance operations in certain states in which the Company purchases finance contracts. As the Company expands its operations into other states, it will be required to comply with the laws of such states.

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

        The Company believes that it is in substantial compliance with all applicable material laws and regulations. Adverse changes in the laws or regulations to which the Company's business is subject, or in the interpretation thereof, could have a material adverse effect on the Company's business. In addition, due to the consumer-oriented nature of the industry in which the Company operates and the unclear application of various truth-in-lending laws and regulations to certain products offered by companies in the industry, industry participants are sometimes named as defendants in litigation involving alleged violations of federal and state consumer lending or other similar laws and regulations. A significant judgment against the Company or within the industry in connection with any litigation could have a material adverse effect on the Company's financial condition and results of operations.

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

EMPLOYEES

        As of December 31, 1997, the Company employed 191 persons, none of whom was covered by a collective bargaining agreement. The Company believes that its relationship with its employees is satisfactory.

ITEM 2.         PROPERTIES

PROPERTIES AND FACILITIES

        The Company's headquarters are located in approximately 18,900 square feet of leased space at 301 Congress Avenue, Austin, Texas, for a monthly rent of $18,390. The lease for such facility expires in June 1998. Thereafter, it plans to relocate to 100 Congress Avenue, Austin, Texas. Accordingly, the Company has leased approximately 40,530 square feet of office space at a monthly rent of $46,863 for a term of seven years following the initial commencement date (projected on June 1, 1998). The Company's headquarters contain the Company's executive offices as well as those related to automobile finance contract acquisition. The Company does not maintain any regional office facilities, although its securitization subsidiaries are incorporated and maintain an office in Nevada.

ITEM 3.         LEGAL PROCEEDINGS

        In the normal course of its business, the Company is from time to time made a party to litigation involving consumer-law claims. These claims typically allege improprieties on the part of the originating dealer and name the Company and/or its assignees as subsequent holders of the finance contracts. To date, none of these actions have resulted in the payment of damages, or any judgments therefor, by the Company or its assignees, nor have any actions been certified as eligible for class-action status.

        In March 1998, after Progressive Northern Insurance purported to cancel the VSI and deficiency balance insurance policies issued in favor of the Company, the Company sued Progressive, its affiliate United Financial Casualty Co. and their agent in Texas, Technical Risks, Inc. in the district court of Harris County, Texas. The action seeks declaratory relief confirming the Company's interpretation of the policies, as discussed under "Business -- Recent Developments", as well as claims for damages based upon breach of contract, bad faith and fraud. The Company has not yet received the defendants' answers. Also in March 1998, the Company commenced an action in Travis County, Texas, against Loan Servicing Enterprise, alleging LSE's contractual breach of its servicing obligations on a continuing basis. LSE has commenced an action against AutoBond in Texas state court seeking recovery from the Company of putative termination fees in connection with LSE's termination as servicer. The Company expects the two actions to be consolidated.

        The Company's carrier for the credit deficiency insurance obtained through 1996, Interstate Fire & Casualty Co. ("Interstate") determined in late 1996 to no longer offer such coverage to the auto finance industry, including the Company. In connection with Interstate's attempt to no longer offer credit deficiency coverage for contracts originated after December 1996, the Company commenced an action in the United States District Court for the Western District of Texas, Austin Division, seeking a declaratory judgment that (a) the Company was entitled to 180 days' prior notice of cancellation and (b) Interstate was not entitled to raise premiums on finance contracts for which coverage was obtained prior to the effectiveness of such cancellation, as well as seeking damages for Interstate's alleged deficiencies in paying claims. Prior to receiving the Company's complaint in the Texas action, Interstate commenced a similar action for declaratory relief in the United States Court for the Northern District of Illinois. While settlement discussions are ongoing, Interstate and the Company have to date acted on the basis of a cancellation date of May 12, 1997 (i.e., no finance contracts presented after that date will be eligible for credit deficiency coverage by Interstate, although all existing contracts for which coverage was obtained will continue to have the benefits of such coverage), no additional premiums having been demanded or paid, and the claims-paying process having been streamlined. In particular, in order to speed the claims-paying process, Interstate has paid lump sums to the Company as an estimate of claims payable prior to completion of processing. Pending the Company's determination of the appropriate destination for such claims payments, the Company has deposited and will continue to deposit such funds into a segregated account.

        As set forth in the discussion of finance contracts held for sale in
Note 3 to the Notes to the Company's audited financial statements, in February 1997 the Company discovered certain breaches of representations and warranties by certain dealers with respect to finance contracts sold into a securitization. The Company honored its obligations to the securitization trust and repurchased finance contracts totaling $619,520 from that trust during the three months ended March 31, 1997. Of the total amount of these finance contracts, $190,320 were purchased from one dealer. Although the Company has requested that this dealer repurchase such contracts, the dealer has refused. After such dealer's refusal to repurchase, the Company commenced an action in the 157th Judicial District Court for Harris County, Texas against Charlie Thomas Ford, Inc. to compel such repurchase. Discovery is proceeding but no trial date has been set.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                     PART II

ITEM 5.         MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED
                STOCKHOHLDER MATTERS

        On November 8, 1996, the Company's Common Stock was listed for quotation and began trading on Nasdaq National Market ("Nasdaq") under the symbol "ABND". Prior to such date, the Company's stock was closely held and not traded on any regional or national exchange.

          HIGH AND LOW SALE PRICES BY PERIOD
QUARTER ENDED                       HIGH       LOW
-----------------------------------------------------
December 31, 1996                 $11         $9 1/4
March 31, 1997                    $10 3/8     $4
June 30, 1997                     $ 4 3/4     $2 1/4
September 30, 1997                $5 1/8      $3 13/16
December 31, 1997                 $ 4 1/2     $2 5/8

        On February 27, 1998, the Company's common stock listing was transferred to the American Stock Exchange and began trading under the symbol "ABD". The transfer agent and registrar for the Common Stock is American Stock Transfer & Trust Company. As of March 26, 1998, the Company had approximately 16 stockholders of record, exclusive of holders who own their shares in "street" or nominee names.

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

ITEM 6.         SELECTED FINANCIAL DATA

        The following table sets forth selected consolidated financial data for the Company and its subsidiaries for the periods and at the date indicated. The selected financial data were derived from the financial statements and accounting records of the Company. The data presented below should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein.

                                                   Period from
                                                 August 1, 1994
                                                 (inception) to                      Year Ended
                                                  December 31,                     December 31,
                                                     1994(2)                1995       1996        1997
                                                     (Dollars in thousands, except for pershare amounts)
Statement of operations data:
  Interest income                                           $  38           $2,881     $2,520       $4,341
  Gain on sale of finance contracts                             -                -        658       18,944
  Servicing fee income                                          -            4,086     12,820        1,131
  Other income (loss)                                           -                -        388       (1,485)
                                                     ------------------------------ -----------------------
     Total revenues                                            38            6,967     16,386       22,931
                                                     ------------------------------ -----------------------
  Provision for credit losses                                  45               49        412          613
  Interest expense                                             19            2,100      2,383        3,880
  Salaries and benefits                                       226            1,320      4,529        7,357
  General and administrative                                  245            1,463      2,331        6,202
  Other operating expenses                                     48              963      1,120        2,005
                                                     ------------------------------ -----------------------
     Total expenses                                           543            5,895     10,775       20,057
                                                    ------------------------------ -----------------------
  Income before income taxes and
    extraordinary loss                                       (545)           1,072      5,611        2,874
  Provision for income taxes                                    -              199      1,926        1,015
  Extraordinary loss, net of tax benefit                        -                -       (100)           -
                                                     ------------------------------ -----------------------
  Net income                                               $ (545)            $873     $3,585      $ 1,859
                                                     ------------------------------ -----------------------
  Earnings per share before extraordinary item             $(0.11)           $0.17      $0.64        $0.29
  Earnings per share-basic                                 $(0.11)           $0.17      $0.62        $0.29
  Earnings per share-diluted                               $(0.11)           $0.17      $0.62        $0.28
Weighted average shares outstanding                   5,118,753        5,190,159  5,791,189    6,516,056
Cash flow data:
  Cash used in operating activities                        (2,514)          (3,913)    (2,726)      (3,135)
  Cash used in investing activities                           (16)          (1,987)    (2,582)     (10,807)
  Cash provided by financing activities                     2,530            5,992      9,337        9,980
Asset quality data:
  Delinquencies as a percentage of principal
    balance of finance contract portfolio
    serviced (end of period)(1)
  30-59 days past due                                                        4.69%      7.55%       10.15%
  60+ days past due                                                          2.32%      4.63%        9.12%

                                                                          December 31,
                                                         1994                 1995       1996        1997
                                                        ------------------------------ -----------------------
Balance sheet data:
  Cash and cash equivalents                                $    -         $     93   $  4,121     $    159
  Restricted funds                                              -            1,683      2,982        6,904
  Finance contracts held for sale, net                      2,361            3,355        228        1,366
  Interest-only strip receivable                                -              847      4,247        9,353
      Total assets                                          2,500           11,065     26,133       42,853
  Revolving credit agreement                                2,055            1,150          -        7,639
  Notes payable                                                 -            2,675     10,175        9,841
  Repurchase agreement                                          -            1,061          -            -
      Total debt                                            2,055            4,886     10,175       17,480
  Shareholders' equity                                      (109)            3,026     12,142       15,418

-----------------------------------------------------
(1) Includes the Company's entire finance contract portfolio of contracts held and contracts securitized. Includes finance contracts where underlying vehicle is repossessed (but subject to redemption), the borrower is in bankruptcy, the dealer is to buy back the loan, or insurance claims have been filed and are pending.

(2) The Company was incorporated on June 15, 1993 and commenced operations on August 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the preceding "Selected Financial Data" and the Company's Consolidated Financial Statements and Notes thereto and the other financial data included herein. Certain of the financial information set forth below has been rounded in order to simplify its presentation. However, the ratios and percentages set forth below are calculated using the detailed financial information contained in the Financial Statements and the Notes thereto, and the financial data included elsewhere in this Form 10-K.

        The Company is a specialty consumer finance company engaged in underwriting, acquiring, servicing and securitizing retail installment contracts ("finance contracts") originated by franchised automobile dealers in connection with the sale of used and, to a lesser extent, new vehicles to selected consumers with limited access to traditional sources of credit ("sub-prime consumers"). Sub-prime consumers generally are borrowers unable to qualify for traditional financing due to one or more of the following reasons: negative credit history (which may include late payments, charge-offs, bankruptcies, repossessions or unpaid judgments); insufficient credit; employment or residence histories; or high debt-to-income or payment-to-income ratios (which may indicate payment or economic risk).

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

        The continued acquisition and servicing of subprime finance contracts by an independent finance company under current market conditions is a capital and labor intensive enterprise. Capital is needed to fund the acquisition of finance contracts and to effectively securitize them so that additional capital is made available for acquisition activity. While a portion of the Company's capital has been obtained with investment grade ratings at relatively low interest rates, the remainder is difficult to obtain and requires the Company to pay high coupons, fees and other issuance expenses, with a negative impact on earnings. The underwriting and servicing of a growing subprime finance contract portfolio requires a higher level of experienced personnel than that required for a portfolio of higher credit-quality consumer loans. Accordingly, the Company's growth in finance contract volume since inception has corresponded with a significant increase in expenses related to building the infrastructure necessary for effective underwriting and servicing, resulting in a decrease in net income for 1997 fiscal year as compared with 1996. Although the Company's assumption of all servicing functions in late
1997 is expected to increase servicing income, it is uncertain when the Company will begin to realize overall improvements in net income as the growth in acquisition volume continues, especially in view of the high cost of capital. See "--Results of Operations" and "--Liquidity and Capital Resources;" and Note 1 to the Notes to the Consolidated Financial Statements.

REVENUES

        The Company's primary sources of revenues consist of three components: interest income, gain on sale of finance contracts and servicing fee income.

        Interest Income. Interest income consists of the sum of three primary components: (i) interest income earned on finance contracts held for sale by the Company and (ii) interest income earned on Class B certificates. Other factors influencing interest income during a given fiscal period include (a) the annual percentage rate of the finance contracts acquired, (b) the aggregate principal balance of finance contracts acquired and funded through the Company's warehouse and other credit facilities prior to securitization, and (c) the length of time such contracts are funded by the warehouse and other credit facilities. Finance contract acquisition growth has had a significant impact on the amount of interest income earned by the Company.

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

        The Company implemented Statement of Financial Accounting Standards No. 125 "Transfer and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125") as of January 1, 1997. SFAS No. 125 provides new accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. This statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings and requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value. For transfers that result in the recognition of a sale, SFAS No. 125 requires that the newly created assets obtained and liabilities incurred by the transferors as a part of a transfer of financial assets be initially measured at fair value. Interests in the assets that are retained are measured by allocating the previous carrying amount of the assets (e.g. finance contracts) between the interests sold (e.g. investor certificates) and interests retained (e.g. interest-only strip receivable) based on their relative fair values at the date of the transfer. The amounts initially assigned to these financial components is a determinant of the gain or loss from a securitization transaction under SFAS No. 125.

        The discounted excess spread cash flows are reported on the consolidated balance sheet as "interest-only strip receivables." The fair value of the interest-only strip receivable is determined by discounting the excess spread cash flows at a rate based on assumptions that market participants would use for similar financial instruments subject to prepayment, default, collateral value and interest rate risks. The subordinated certificates are then formed by carving out a portion of the discounted excess spread cash flows. The remainder of the discounted excess spread cash flows represent the interest-only strip receivable. All of the excess spread cash flows are paid by the securitization trustee to the investor security holders until such time as all accrued interest together with principal have been paid in full. Subsequently, all remaining excess spread cash flows are paid to the Company.

        An impairment review of the interest-only strip receivable is performed quarterly by calculating the net present value of the expected future excess spread cash flows after giving effect to changes in assumptions due to market and economic changes and the performance of the loan pool to date. The discount rate used is an estimated market rate, currently 15%. Impairment is determined on a disaggregated basis consistent with the risk characteristics of the underlying finance contracts, consisting principally of origination date and originating dealership, as well as the performance of the pool to date. To the extent that the Company deems the asset to be permanently impaired, the Company would record a charge against earnings and write down the asset accordingly. The Company recorded an adjustment to other income (loss) of $1,312,234 during the year ended December 31, 1997 as a result of the impairment review .

        The Company's cost basis in finance contracts sold has varied from approximately 97.5% to 103% of the value of the principal balance of such finance contracts. This portion of recognized gain on sale varies based on the Company's cost of insurance covering the finance contracts and the discount obtained upon acquisition of the finance contracts. Generally, the Company has acquired finance contracts from dealers at a greater discount than with finance contracts acquired from third parties. Additionally, costs of sale reduce the total gain recognized. As the Company's securitization program matures, placement fees and other costs associated with the sale are expected to shrink as a percentage of the size of the securitization.

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

        The gain on sale of finance contracts is affected by the aggregate principal balance of contracts securitized and the gross interest spread on those contracts. The following table illustrates the gross interest spread for each of the Company's securitizations (dollars in thousands):


                                           Remaining    Weighted
                                           Balance at    Average
                                          December 31,  Contract  Certificate             Gross
      Securitization         Balance(1)        1997        Rate      Rate      Ratings(2) Spread(3)
-----------------------------------------------------------------------------------------------
AutoBond Receivables
  Trust 1995-A               $26,261,009   $ 11,429,768     18.9%     7.23%     Baa2      11.7%
AutoBond Receivables
  Trust 1996-A                16,563,366      9,119,507     19.7%     7.15%     Baa2      12.5%
AutoBond Receivables
  Trust 1996-B                17,832,885     10,529,943     19.7%     7.73%     Baa2      12.0%
AutoBond Receivables
  Trust 1996-C                22,296,719     16,759,706     19.7%     7.45%     Baa2      12.3%
AutoBond Receivables
  Trust 1996-D                25,000,000     19,346,258     19.5%     7.37%     Baa2      12.1%
AutoBond Receivables
  Trust 1997-A(4)             27,196,052     22,130,875     20.8%     7.82%     Baa2      13.0%
AutoBond Receivables
  Trust 1997-B                34,725,196     32,523,526     19.9%     7.66%     Baa3      12.3%
AutoBond Receivables
  Trust 1997-C                34,430,079     33,289,098     20.0%     7.56%     Baa3      12.5%
AutoBond Master Funding
  Corporation(5)              26,601,006     26,601,006     19.7%     7.09%       -       12.5%
AutoBond Master Funding
  Corporation II(5)           11,285,431     11,285,431     18.6%       8.73%      -      9.9%

                           =============================
    Total                   $242,191,743   $193,015,118
                           =============================

---------------------------
(1) Refers only to balances on senior investor certificates.

(2)Indicates ratings by Moody's Investors Service, Inc.

(3) Difference between weighted average contract rate and senior certificate rate.

(4) Includes Class A and Class B Notes.

(5) Includes Variable Rate Funding Notes.

See "Business -- Recent Developments" for a discussion of recent actions taken by Fitch and Moody's

        Servicing Fee Income. The Company earns substantially all of its servicing fee income on the contracts it services on behalf of securitization trusts. Servicing fee income consists of: (i) contractual administrative fees received through securitizations, equal to $7.00 per month per contract included in each trust (excluding amounts paid to third-party servicers by the trust);
(ii) contractual servicing fees received through securitizations, equal to $8.00 per month per contract included in each trust; and (iii) fee income earned as servicer for such items as late charges and documentation fees, which are earned whether or not a securitization has occurred.

FINANCE CONTRACT ACQUISITION ACTIVITY

        The following table sets forth information about the Company's finance contract acquisition activity (dollars in thousands):

                                                         Year Ended December 31,
                                                           1996           1997
                                                      ------------------------------
Number of finance contracts acquired                            7,331        13,189
 Principal balance of finance contracts acquired          $86,522,631  $148,931,331
 Number of active dealerships(1)                                  654         1,060
 Number of enrolled dealerships                                   715         1,621

------------
(1) Dealers who have sold at least one finance contract to the Company during the period.

RESULTS OF OPERATIONS

        Period-to-period comparisons of operating results may not be meaningful, and results of operations from prior periods may not be indicative of future results. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

NET INCOME

        In the year ended December 31, 1997, net income decreased $1,725,422 to from $3,584,886 for the year ended December 31, 1996. The decrease in net income was primarily attributable to an increase in infrastructure costs to support higher finance contract acquisition and servicing volumes and impairment charges on interest-only strip receivables. The principal balance of finance contracts acquired increased $62.4 million to $148.9 million for the year ended December 31, 1997 from $86.5 million for the year ended December 31, 1996. Due to weakened competitors, the Company more aggressively added qualified personnel as they became available in the year ended December 31, 1997, and this added to the growth in salary and benefit expenses.

TOTAL REVENUES

        Total revenues increased $6,544,761 to $22,931,301 for the year ended December 31, 1997 from $16,386,540 for the year ended December 31, 1996 due to expansion of the Company's finance contract acquisition and securitization activities.

        Interest Income. Interest income increased $1,821,685 to $4,341,297 for the year ended December 31, 1997 from $2,519,612 for the year ended December 31, 1996 due the growth and timing of finance contract acquisitions. The Company acquired finance contracts totaling $148.9 million during the year ended December 31, 1997 compared to $86.5 million in the comparable 1996 period. Accretion on interest-only strip receivables increased $392,478 from the respective 1996 period to $546,507 during the year ended December 31, 1997.

        Gain on Sale of Finance Contracts. The Company realized gain on sale totaling on finance contracts carried at $136.4 million (13.9%) during the year ended December 31, 1997. Gain on sale amounted to $12,820,700 on finance contracts carried at $85.0 million (15.1%) in the comparable 1996 period. Accordingly, gain on sale of finance contracts rose $6,123,541 during the year ended December 31, 1997 over the comparable 1996 period.

        Servicing Fee Income. The Company reports servicing fee income only with respect to finance contracts that are securitized. For the year ended December 31, 1997, servicing fee income was $1,131,142, primarily collection agent fees. Servicing fee income increased by $473,192 from the year ended December 31, 1996 as a result of increased securitization activity by the Company. The ratio of servicing fee income to the average principal balance of finance contracts outstanding declined from 1.0% for the year ended December 31, 1996 to .7% during the year ended December 31, 1997, as the Company waived $149,415 in servicing fees during the later period. The Company waived these servicing fees to enhance the liquidity of specific outstanding securitization trusts during 1997, increasing the rate of repayment of non-recourse notes. The result of such waiver is the deferral and subordination of the Company's ultimate receipt of such waived fees.

        Other Income (Loss). For year ended December 31, 1997, other income
(loss) amounted to ($1,485,379), compared with $388,278 for the comparable 1996 period. The Company recorded a charge against earnings for permanent impairment of the interest-only strip receivable, determined on a disaggregated basis, of $1,312,234 during the year ended December 31, 1997. Additionally, unrealized loss on the Company's Class B certificates totaled $293,188 during the year ended December 31, 1997.

TOTAL EXPENSES

        Total expenses of the Company increased $9,281,626 to $20,056,727 for year ended December 31, 1997 from $10,775,101 for the year ended December 31, 1996. The ratio of total expenses to the average principal balance of finance contracts outstanding declined from 16.9% for the year ended December 31, 1996 to 13.1% for year ended December 31, 1997 on an annualized basis. As of December 1, 1997 the Company completed the transfer of certain servicing functions from LSE to in-house personnel and equipment. The Company incurred significant expenses in the hiring and training of personnel as well as the acquisition and leasing of equipment primarily to facilitate the servicing transfer during the year ended December 31, 1997. For example, the incremental equipment expense for the period was approximately $441,366.

        Provision for Credit Losses. Provision for credit losses on finance contracts increased $200,328to $612,715 for the year ended December 31, 1997 from $412,387 for the year ended December 31, 1996.

        Interest Expense. Interest expense rose to $3,879,543 for the year ended December 31, 1997 from $2,382,818 for the year ended December 31, 1996. Interest expense increased by $1,496,725 due to higher borrowing volumes outstanding under the revolving credit facilities, along with increased debt issuance costs amortization of $320,985.

        Salaries and Benefits. Salaries and benefits increased $2,828,278 to $7,357,284 for the year ended December 31, 1997 from $4,529,006 the year ended December 31, 1996. This increase was due primarily to an increase in the number of the Company's employees necessary to handle the increased contract acquisition volume and the collection activities on a growing portfolio of finance contracts. As of December 1, 1997 the Company completed the transfer of certain servicing functions from LSE to in-house personnel and equipment. The Company incurred significant expenses in the hiring and training of personnel as well as the acquisition and leasing of equipment to facilitate the servicing transfer during the year ended December 31, 1997. The number of employees of the Company increased by 75 to 191 employees at December 31, 1997, compared to 116 employees at December 31, 1996.

        General and Administrative Expenses. General and administrative expenses increased $3,870,702 to $6,201,948 for the year ended December 31, 1997 from $2,331,246 the year ended December 31, 1996. This increase was due primarily to growth in the Company's operations. General and administrative expenses consist principally of office, furniture and equipment leases, professional fees, non-employee marketing commissions, communications and office supplies, and are expected to increase as the Company continues to grow and also due to the costs of operating as a public company.

        Other Operating Expenses. Other operating expenses (consisting principally of servicer fees, credit bureau reports and insurance) increased $885,593 to $2,005,237 for the year ended December 31, 1997 from $1,119,644 for the year ended December 31, 1996. This increase was due to increased finance contract acquisition volume.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

NET INCOME

        In the year ended December 31, 1996, net income increased to $3.6 million from $873,487 for the year ended December 31, 1995. Net income for the year ended December 31, 1996 includes an extraordinary charge of $100,000, net of income tax benefits of $50,000, which represents the prepayment penalty associated with the early redemption of the Class B Certificate Notes from the 1995-A securitization. The increase in net income was primarily attributable to an increase in the number of finance contracts securitized during 1996: $81.7 million, compared to $26.3 million in 1995.

TOTAL REVENUES

        Total revenues increased $9.1 million to $14.0 million for the year ended December 31, 1996 from $4.9 million for the year ended December 31, 1995 due to growth in finance contract acquisition and securitization activity.

        Net Interest Income. Net interest income decreased $644,300 to $136,794 for the year ended December 31, 1996 from $781,094 for the year ended December 31, 1995. The decrease in net interest income was primarily due to a reduction in the average daily balance of finance contracts held for sale. This was due to the fact that the Company securitized its production quarterly in 1996 versus a single securitization in 1995. Interest income also declined due to an increase in overall net borrowing costs and fees associated with non-recourse term loans and Revolving Credit Facilities. Finally, there is no spread between the interest rate earned on the Class B certificates and the related non-recourse loans collateralized by such certificates. The increase in the outstanding balance of the Class B certificates and the related debt causes net interest income to narrow. The average APR of outstanding finance contracts was 19.45% at December 31, 1996, compared with 19.3% at December 31, 1995.

        Gain on Sale of Finance Contracts. For the year ended December 31, 1996, gain on sale of finance contracts amounted to $12.8 million. For the year ended December 31, 1996, the Company completed four securitizations aggregating approximately $81.7 million in principal amount of finance contracts and the gain on sale of finance contracts accounted for 91.6% of total revenues. For the year ended December 31, 1995, there was one securitization transaction in the principal amount of million. The gain on sale of finance contracts for this sale transaction accounted for 84.0% of total revenues in 1995.

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

TOTAL EXPENSES

        Total expenses of the Company increased $4.6 million to $8.4 million for the year ended December 31, 1996 from $3.8 million for the year ended December 31, 1995. Although operating expenses increased during the year ended December 31, 1996, the Company's finance contract portfolio grew at a faster rate than the rate of increase in operating expenses. Total expenses as a percentage of total percentage balance of finance contracts acquired in the period decreased slightly to 10.1% during the year ended December 31, 1996 from 12.0% for the year ended December 31, 1995, reflecting improved efficiency in the Company's operations.

        Salaries and Benefits. Salaries and benefits increased $3.2 million to $4.5 million for the year ended December 31, 1996 from $1.3 million for the year ended December 31, 1995. This increase was due primarily to an increase in the number of the Company's employees necessary to handle the increased contract acquisition volume and the collection activities on a growing portfolio of loansfinance contracts, and due to compensation of the Company's Chief Executive Officer, which the Company began paying in May 1996. See Note 11 to Notes to Consolidated Financial Statements.

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

FINANCIAL CONDITION

        Restricted Cash. Restricted cash increased $3.9 million to $6.9 million at December 31, 1997 from $3.0 million at December 31, 1996. In accordance with the Company's revolving credit facilities, proceeds advanced by the lender for purchase of finance contracts are held by a trustee until the Company delivers qualifying collateral to release the funds, normally in a matter of days. The trustee held $6.6 million of funds advanced for the purchase of finance contracts at December 31, 1997. The Company is also required to maintain a cash reserve with its lenders up to 11% of the proceeds received from the lender for the origination of the finance contracts. Access to these funds is restricted by the lender; however, such funds may be released in part upon the occurrence of certain events including payoffs of finance contracts.

        Finance Contracts Held for Sale, Net. Finance contracts held for sale, net of allowance for credit losses, increased $1.2 million to $1.4 million at December 31, 1997, from $228,429 at December 31, 1996. The number and principal balance of contracts held for sale are largely dependent upon the timing and size of the Company's securitizations. The Company plans to securitize finance contracts on a regular basis.

        Interest-Only Strip Receivables. The following table provides historical data regarding the interest-only strip receivable:

                                          Year Ended December 31,
                                           1996         1997
                                        -------------------------
Beginning balance                       $846,526       $4,247,274
Unrealized appreciation                        -        1,589,782
Additions from securitization          3,246,719        4,281,313
  transactions
Accretion of discount                    154,029          546,507
Impairment charge                              -       (1,312,233)
                                      ===========================
Ending balance                        $4,247,274       $9,352,641
                                      ===========================

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

                                                    Senior Investor         Initial
                                                      Certificate           Reserve
                  Securitization                        Amount(1)           Deosit    Percent
--------------------------------------------------------------------------------------------
AutoBond Receivables Trust 1995-A                        $26,261,009        $25,220    2.0%
AutoBond Receivables Trust 1996-A                         16,563,366        331,267    2.0%
AutoBond Receivables Trust 1996-B                         17,833,885        356,658    2.0%
AutoBond Receivables Trust 1996-C                         22,297,719        445,934    2.0%
AutoBond Receivables Trust 1996-D                         25,000,000        500,000    2.0%
AutoBond Receivables Trust 1997-A(2)                      28,037,167        560,744    2.0%
AutoBond Receivables Trust 1997-B                         34,725,196        868,130    2.5%
AutoBond Receivables Trust 1997-C                         34,430,079        860,752    2.5%
AutoBond Master Funding Corporation(3)                    26,601,006      4,285,855   16.1%
AutoBond Master Funding Corporation II(3)                 11,285,431        790,342    7.0%

----------
(1) Refers only to balances on senior Investor certificates upon issuance.
(2) Includes Class A, Class B and Class C-1 Notes.
(3) Includes Variable Rate Funding Notes (beneficial interests).

        A portion of excess spread cash flows will increase such reserves until they reach a target reserve level (initially 6%) of the outstanding balance of the senior investor certificates.

        Other Assets. The Company carried $1.4 million in assets as of December 31, 1997 primarily related to the Company's retained interest in amounts sold to a special purpose subsidiary which issued variable rate funding notes.

DELINQUENCY EXPERIENCE

        The following table reflects the delinquency experience of the Company's finance contract portfolio:

                                                 December 31, 1996     December 31, 1997
                                               --------------------------------------------
Principal balance of finance contracts         $104,889,892             $211,727,750
outstanding
Delinquent finance contracts(1):
30-59 days past due                               7,916,425      7.55%    21,484,450    10.15%
60-89 days past due                               2,102,014      2.00%    10,941,753     5.17%
90 days past due and over                         2,763,300      2.63%     8,368,493     3.95%
                                               ==============================================
Total                                           $12,781,739     12.18%   $40,794,696    19.27%
                                               ==============================================

------------
(1) Percentage based upon outstanding balance. Includes finance contracts where the underlying vehicle is repossessed (but subject to redemption), the borrower is in bankruptcy, a dealer buy back is expected or where insurance claims are filed and pending.

CREDIT LOSS EXPERIENCE

        An allowance for credit losses is maintained for contracts held for sale. The Company reports a provision for credit losses on finance contracts held for sale. Management evaluates the reasonableness of the assumptions employed by reviewing credit loss experience, delinquencies, repossession trends, the size of the finance contract portfolio and general economic conditions and trends. If necessary, assumptions will be changed in the future to reflect historical experience to the extent it deviates materially from that which was assumed .

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

        Because of the Company's limited operating history, its finance contract portfolio is somewhat unseasoned. This effect on the delinquency statistics can be observed in the comparison of 1997 versus 1996 delinquency percentages since the portfolio is tangibly more seasoned as of December 31, 1997. Accordingly, delinquency and charge-off rates in the portfolio may not fully reflect the rates that may apply when the average holding period for finance contracts in the portfolio is longer. Increases in the delinquency and/or charge-off rates in the portfolio would adversely affect the Company's ability to obtain credit or securitize its receivables.

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

        The following table provides static pool repossession frequency analysis in dollars of the Company's portfolio performance from inception through December 31, 1997. In this table, all finance contracts have been segregated by quarter of acquisition. All repossessions have been segregated by the quarter in which the repossessed contract was originally acquired by the Company. Cumulative repossessions equals the ratio of repossessions as a percentage of finance contracts acquired for each segregated quarter. Annualized repossessions equals an annual equivalent of the cumulative repossession ratio for each segregated quarter. This table provides information regarding the Company's repossession experience over time. For example, recently acquired finance contracts demonstrate few repossessions because properly underwritten finance contracts to sub-prime consumers generally do not default during the initial term of the contract. Between approximately one year and 18 months of seasoning, frequency of repossessions on an annualized basis appear to reach a plateau. Based on industry statistics and the performance experience of the Company's finance contract portfolio, the Company believes that finance contracts seasoned in excess of approximately 18 months will start to demonstrate declining repossession frequency. The Company believes this may be due to the fact that the borrower perceives that he or she has equity in the vehicle. The Company also believes that the finance contracts generally amortize more quickly than the collateral depreciates, and therefore losses and/or repossessions will decline over time.

                                     Repossession Frequency
                        ------------------------------------------------------------------
                                                                             Principal
                        Principal Balance of                                  Balance
  Year and Quarter of     Repossessions by                                 of Contracts
      Acquisition         Quarter Acquired   Cumulative(1)  Annualized(2)     Acquired
-------------------------------------------------------------------------------------------
        1994
          Q3                 $    21,148        20.91%        5.97%       $   101,161
          Q4                     558,044        22.89%        7.04%         2,437,674
        1995
          Q1                   1,570,799        24.89%        8.30%         6,310,421
          Q2                   1,556,086        25.14%        9.14%         6,190,596
          Q3                   1,753,861        24.23%        9.69%         7,239,813
          Q4                   2,050,507        16.82%        7.48%        12,188,863
        1996
          Q1                   4,721,783        30.54%       15.27%        15,460,823
          Q2                   4,288,468        23.16%       13.23%        18,520,410
          Q3                   4,036,155        14.36%        9.58%        28,098,899
          Q4                   3,833,759        15.68%       12.55%        24,442,500
        1997
          Q1                   3,948,029        11.32%       11.32%        34,875,869
          Q2                   2,610,105         7.39%        9.86%        35,305,817
          Q3                     409,489         1.18%        2.36%        34,629,616
          Q4                      19,474         0.04%        0.18%        44,120,029

----------------
(1) For each quarter, cumulative repossession frequency equals the number of repossessions divided by the number of contracts acquired 2 Annualized repossession frequency converts cumulative repossession frequency into an annual equivalent (e.g., for Q4 1994, principal balance of $558,044 in repossessions divided by principal balance of $2,437,674 in contracts acquired, divided by 13 quarters outstanding times four equals an annual repossession frequency of 7.04%).

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

                                                                    From August 1,
                                                                   1994 (Inception)
                                                                 to December 31, 1997
                                                                  --------------------
Number of finance contracts acquired                                           23,386
Number of vehicles repossessed                                                  2,936
Repossessed units disposed of                                                   1,351
Repossessed units awaiting disposition(1)                                       1,585
Cumulative gross charge-offs(2)                                           $14,520,631
Costs of repossession(2)                                                      225,003
Proceeds from auction, physical damage insurance and refunds(2)            (8,035,075)
                                                                  --------------------
Net loss                                                                    6,710,560
Deficiency insurance settlement received(2)                                (3,438,798)
                                                                  ====================
Net charge-offs(2)                                                         $3,271,762
                                                                  ====================
Net charge-offs per unit disposed                                              $2,422
Net loss as a percentage of cumulative gross charge-offs                       53.79%
Recoveries as a percentage of cumulative gross charge-offs(3)(4)               79.02%

------------
(1) The vehicles may have been sold at auction; however AutoBond might not have received all insurance proceeds as of December 31, 1997.

(2) Amounts are based on
actual liquidation and repossession proceeds (including insurance proceeds) received on units for which the repossession process had been completed as of December 31, 1997.

(3) Not including the costs of repossession which are reimbursed by the securitization trusts.

(4) Includes the effect of certain loans included in term securitization 97-A which did not have credit default insurance coverage.

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

        Cash Flows. Significant cash flows related to the Company's operating activities include the use of cash for purchases of finance contracts, and cash provided by payments on finance contracts and sales of finance contracts. Net cash used in operating activities totaled $3.1 million during the year ended December 31, 1997. The Company used $140.4 million to purchase finance contracts and $136.4 million was received from sales of finance contracts, primarily through securitizations during the year ended December 31, 1997.

        Significant activities comprising cash flows from investing activities include net advances to AutoBond Receivables Trusts of $7.4 million for the year ended December 31, 1997. Cash flows from financing activities include net borrowings under revolving credit facilities of $7.6 million for the year ended December 31, 1997.

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

        At December 31, 1997, the Company had no outstanding balance on a $10.0 million revolving credit facility (the "Sentry Facility") with Sentry Financial Corporation ("Sentry"), which expires on December 31, 2000. The proceeds from borrowings under the Sentry Facility are used to acquire finance contracts, to pay applicable credit default insurance premiums and to make deposits to a reserve account with Sentry. The Company pays a utilization fee of up to 0.21% per month on the average outstanding balance under the Sentry Facility. The Sentry Facility also requires the Company to pay up to 0.62% per quarter on the average unused balance. Interest is payable monthly and accrues at a per annum rate of prime plus 1.75% (10.25% at December 31, 1997).

        The Sentry Facility contains certain conditions and imposes certain requirements, including, among other things, minimum net worth and cash and cash equivalent balances in the reserve accounts. In April 1996, the Company paid a one-time commitment fee of $700,000 to Sentry. Under the Sentry Facility, the Company incurred interest expense of $420,674 for the year ended December 31, 1997.

        The Company and its wholly owned subsidiary, AutoBond Funding Corporation II, entered into a $50 million revolving warehouse facility (the "Daiwa Facility") with Daiwa Finance Corporation ("Daiwa") effective as of February 1, 1997. Advances under the Daiwa Facility mature on the earlier of 120 days following the date of the advance or March 31, 1998. The proceeds from the borrowings under the Daiwa Facility are to be used to acquire finance contracts and to make deposits to a reserve account. The Daiwa Facility is collateralized by the finance contracts acquired with the outstanding advances. The Daiwa Facility does not require that the finance contracts funded be covered by default deficiency insurance. Interest is payable upon maturity of the advances and accrues at the lesser of (x) 30 day LIBOR plus 1.15% (6.87% at December 31, 1997), or (y) 11% per annum. The Company also pays a non-utilization fee of .25% per annum on the unused amount of the line of credit. Pursuant to the Daiwa Facility, the Company paid a $243,750 commitment fee. The debt issuance cost is being amortized as interest expense on a straight line basis through March 1998. The Daiwa Facility contains certain covenants and representations similar to those in the agreements governing the Company's existing securitizations including, among other things, delinquency and repossession triggers. At December 31, 1997, advances under the Daiwa Facility totaled $7,639,201 and remaining availability was $15,759,792. The Company incurred interest expense under the Daiwa Facility of approximately $1,118,883 during the year ended December 31, 1997.

        During 1997, the Daiwa Facility was amended to allow the Company, at its election, to transfer finance contracts into qualified unconsolidated special purpose subsidiaries. In conjunction with these transfers, these special purpose subsidiaries issue variable funding warehouse notes which are convertible into term notes at the option of the holder of such notes. Transfers of finance contracts to the special purpose entities have been recognized as sales under SFAS No. 125.

        Notes Payable. Pursuant to the Agreement (the "Securities Purchase Agreement") entered into on June 30, 1997, the Company issued by private placement $2,000,000 in aggregate principal amount of senior secured convertible notes ("Convertible Notes"). Interest on the Convertible Notes was payable quarterly at a rate of 18% per annum. The Convertible Notes were redeemed by the Company in February 1998.

        Also pursuant to the Securities Purchase Agreement, the Company issued warrants which upon exercise allow the holders to purchase up to 200,000 shares of common stock at $4.225 per share. The warrants are exercisable to the extent the holders thereof purchase up to $10,000,000 of the Company's subordinated asset-backed securities before June 30, 1998. To date, the holders have purchased $5.8 million of subordinated asset-backed securities.

        In January 1998, the Company privately placed with BancBoston Investments, Inc. ("BancBoston") $7,500,000 in aggregate principal amount of its 15% senior subordinated convertible notes (the "Subordinated Notes"). Interest on the Subordinated Notes is payable quarterly until maturity on February 1, 2001. The Subordinated Notes are convertible at the option of the holder for up to 368,462 shares of Common Stock, at a conversion price of $3.30 per share, subject to adjustment under standard anti-dilution provisions. In the event of a change of control transaction, the holder of the Subordinated Notes may require the Company to repurchase the Subordinated Notes at 100% of the principal amount plus accrued interest. The Subordinated Notes are redeemable at the option of the Company on or after July 1, 1999 at redemption prices starting at 105% of the principal amount, with such premium reducing to par on and after November 1, 2000, plus accrued interest. The Subordinated Notes were issued pursuant to an Indenture, dated as of January 30, 1998 (the "Indenture") between the Company and BankBoston, N.A., as agent. The Indenture contains certain restrictive covenants including (i) a consolidated leveraged ratio not to exceed 2 to 1 (excluding nonrecourse warehouse debt and securitization debt), (ii) limitations on restricted payments such as dividends (but excluding, so long as no event of default has occurred under the Indenture, dividends or distributions on the Preferred Stock), (iii) limitations on sales of assets other than in the ordinary course of business and (iv) certain financial covenants, including a minimum consolidated net worth test of $12 million (plus proceeds from equity offerings), a minimum ratio of earnings to interest of 1.5 to 1, and a maximum cumulative repossession ratio of 27%.

        Events of default under the Indenture include failure to pay, breach of covenants, cross-defaults in excess of $1 million, or material breach of representations or covenants under the purchase agreement with BankBoston.

        Net proceeds from the sale of the subordinated notes were used to pay short-term liabilities, with the remainder available to provide for the repayment of the Company's 18% Convertible Secured Notes and for working capital.

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

        Securitization transactions impact the Company's liquidity primarily in two ways. First, the application of proceeds toward payment of the outstanding advances under warehouse credit facilities makes additional borrowing available, to the extent of such proceeds, under those facilities for the acquisition of additional finance contracts. During the year ended December 31, 1997, the Company securitized approximately $270 million in nominal principal amount of finance contracts and used the net proceeds to pay down borrowings under its warehouse credit facilities.

        Second, additional working capital is obtained through the Company's practice of borrowing funds, on a non-recourse basis, collateralized by its interest in future excess spread cash flows from its securitization trusts. At December 31, 1997, the Company held interest-only strip receivables and Class B Certificates totaling $17.2 million, substantially all of which had been pledged to collateralize notes payable of $9.8 million.

        The Company relies significantly on a strategy of periodically selling finance contracts through asset-backed securitizations. The Company's ability to access the asset-backed securities market is affected by a number of factors, some of which are beyond the Company's control and any of which could cause substantial delays in securitization including, among other things, the recent withdrawal of ratings by Fitch and downgrade by Moody's, the requirements for large cash contributions by the Company into securitizations, conditions in the securities markets in general, conditions in the asset-backed securities market and investor demand for subprime auto paper. Additionally, gain on sale of finance contracts represents a significant portion of the

Company's total revenues and, accordingly, net income. If the Company were unable to securitize finance contracts or account for any securitization as a sale transaction in a financial reporting period, the Company would likely incur a significant decline in total revenues and net income or report a loss for such period. Moreover, the Company's ability to monetize excess spread cash flows has been an important factor in providing the Company with substantial liquidity, but such ability appears to be diminishing due to the difficulty in obtaining acceptable insurance and ratings. If the Company were unable to securitize its finance contracts and did not have sufficient credit available, either under warehouse credit facilities or from other sources, the Company would have to sell portions of its portfolio directly to whole loan buyers or curtail its finance contract acquisition activities. See "Business--Funding/Securitization of Finance Contracts."

        Equity Offerings. In February 1998, the Company completed the underwritten public offering of 1,125,000 shares of its 15% Series A Cumulative Preferred Stock (the "Preferred Stock"), with a liquidation preference of $10 per share. The price to public was $10 per share, with net proceeds to the Company of approximately $10,150,000. Such net proceeds have been utilized for working capital purposes, including the funding of finance contracts. Dividends on the Preferred Stock are cumulative and payable quarterly on the last day of March, June, September and December of each year, commencing on June 30, 1998, at the rate of 15% per annum. After three years from the date of issuance, the Company may, at its option, redeem one-sixth of the Preferred Stock each year, in cash at the liquidation price per share (plus accrued and unpaid dividends), or, if in Common Stock, that number of shares equal to $10 per share of Preferred Stock to be redeemed, divided by 85% of the average closing sale price per share for the Common Stock for the 5 trading days prior to the redemption date. The Preferred Stock is not redeemable at the option of the holder and has no stated maturity.

        If dividends on the Preferred Stock are in arrears for two quarterly dividend periods, holders of the Preferred Stock will have the right to elect three additional directors to serve on the Board until such dividend arrearage is eliminated. In addition, certain changes that could materially affect the holders of Preferred Stock, such as a merger of the Company, cannot be made without the affirmative vote of the holders of two-thirds of the shares of Preferred Stock, voting as a separate class. The Preferred Stock ranks senior to the Common Stock with respect to the payment of dividends and amounts upon liquidation, dissolution or winding up.

        On November 14, 1996, the Company completed the initial public offering of its common stock. The closing comprised 825,000 shares sold by the Company (including 75,000 shares issued pursuant to the exercise of the underwriters, overallotment option) and 250,000 shares sold by the Selling Shareholders. With a price to the public of $10 per share and an underwriting discount at $.70 per share, the Company received gross proceeds of $7,492,500 from the offering, from which it paid offering expenses of approximately $1.8 million. The net proceeds were utilized for working capital, repayment of subordinated debt of $300,000 and investment in finance contracts.

        Management recognizes that the ability to monetize residual cash flows from securitizations in 1998 is uncertain and that both warehousing and securitization of the Company's finance contracts will require greater levels of cash outlays by the Company. Accordingly the Company intends to tap the equity markets, initially in the context of the Preferred Stock Offering, as well as the debt markets (initially in connection with the Company's placement of Senior Subordinated Notes), in order to meet its cash needs during 1998 and to take better advantage of growth opportunities. There can be no assurance, however, that the Company will be able to obtain such additional funding.

        The statements contained in this document that are not historical facts are forward looking statements. Actual results may differ from those projected in the forward looking statements. These forward looking statements involve risks and uncertainties, including but not limited to the following risks and uncertainties: changes in the performance of the financial markets, in the demand for and market acceptance of the Company's loan products, and in general economic conditions, including interest rates, presence of competitors with greater financial resources and the impact of competitive products and pricing; the effect of the Company's policies; and the continued availability to the Company of adequate funding sources. Investors are also directed to other risks discussed in documents filed by the Company with the Securities and Exchange Commission.

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

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

        In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Restated Information," which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.

        The Company does not believe the implementation of the recent accounting pronouncements will have a material effect on its consolidated financial statements, since the Company operates in one business segment.

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

        No person who, at any time during the fiscal year ended December 31, 1997, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, or any other person subject to Section 16 of the Exchange Act with respect to the Company because of the requirements of Section 30 of the Investment Company Act ("reporting person") has failed to file or is delinquent in filing the forms and reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 1997 or prior fiscal years.

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

                                     PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

        The following documents are filed as part of this Form 10-K:

       1.   Financial Statements

                Report of Independent Accountants - Coopers & Lybrand L.L.P.

                Financial Statements

                        Consolidated Balance Sheets

                        Consolidated Statements of Income and Comprehensive
                        Income

                        Consolidated Statements of Shareholders' Equity

                        Consolidated Statements of Cash Flows

                        Notes to the Consolidated Financial Statements

       2.   Financial Statement Schedule

                Schedule II; Valuation and Qualifying Accounts

       3.   Exhibits

EXHIBIT NO.                                  DESCRIPTION OF EXHIBIT
-----------                                  ------------------------
3.1(1)     Restated Articles of Incorporation of the Company

3.2(1)     Amended and restated Bylaws of the Company

3.3        Certificate of Designation for the Company's 15% Series A
           Cumulative Preferred Stock

4.1(1)     Specimen Common Stock Certificate

4.2(5)     Specimen Preferred Stock Certificate

10.1(1)    Amended and Restated Loan Origination, Sale and Contribution
           Agreement dated as of December 15, 1995 by and between the Company and AutoBond Funding Corporation I

10.2(1)    Security Agreement dated as of May 21, 1996 among AutoBond Funding
           Corporation II, the Company and Norwest Bank Minnesota, National
           Association

10.3(1)    Credit Agreement and Side Agreement, dated as of May 21, 1996 among
           AutoBond Funding Corporation II, the Company and Peoples Life
           Insurance Company

10.4(1)    Servicing Agreement dated as of May 21, 1996 among AutoBond Funding
           Corporation II, CSC Logic/MSA L.L.P., doing business as "Loan
           Servicing Enterprise", the Company and Norwest Bank Minnesota,
           National Association

10.5(1)    Loan Acquisition Sale and Contribution Agreement dated as of May 21,
           1996 by and between the Company and AutoBond Funding Corporation II

10.6(1) Second Amended and Restated Secured Revolving Credit Agreement dated as of July 31, 1995 between Sentry Financial Corporation and the
           Company

10.7(1)    Management Administration and Services Agreement dated as of January
           1, 1996 between the Company and AutoBond, Inc.

EXHIBIT NO.                                  DESCRIPTION OF EXHIBIT
------------                                 ------------------------
10.8(1)    Employment Agreement dated November 15, 1995 between Adrian Katz and the Company
10.9(1)    Employment Agreement effective as of May 1, 1996 between William O.
           Winsauer and the Company
10.10(1)   Vender's Comprehensive Single Interest Insurance Policy and
           Endorsements, issued by Interstate Fire & Casualty Company
10.11(1)   Warrant to Purchase Common Stock of the Company dated March 12, 1996
10.12(1)   Employee Stock Option Plan
10.13(1)   Dealer Agreement dated November 9, 1994, between the Company and
           Charlie Thomas Ford, Inc.
10.14(1)   Automobile Loan Sale Agreement, dated as of September 30, 1996, among the Company, First Fidelity Acceptance Corp., and Greenwich Capital
           Financial Products, Inc.
10.15(2)   Servicing Agreement, dated as of January 29, 1997, between CSC
           LOGIC/MSA L.P.P., doing business as "Loan Servicing Enterprise" and the Company
10.16(2)   Credit Agreement, dated as of February 1, 1997, among AutoBond
           Funding Corporation II, the Company and Daiwa Finance Corporation
           10.17(2) Security Agreement, dated as of February 1, 1997, by and among AutoBond Funding Corporation II, the Company and Norwest Bank
           Minnesota, National Association
10.18(2)   Automobile Loan Sale Agreement, dated as of March 19, 1997, by and between Credit Suisse First Boston Mortgage Capital L.L.C., a
           Delaware limited liability company, and the Company
10.19(3)   Automobile Loan Sale Agreement, dated as of March 26, 1997, by and between Credit Suisse First Boston Mortgage Capital L.L.C., a
           Delaware limited liability company, and the Company
10.20(4)   Credit Agreement, dated as of June 30, 1997, by and among AutoBond
           Master Funding Corporation, the Company and Daiwa Finance Corporation
10.21(4)   Amended and Restated Trust Indenture, dated as of June 30, 1997, among AutoBond Master Funding Corporation, AutoBond Acceptance
           Corporation and Norwest Bank Minnesota, National Association.
10.22(4)   Securities Purchase Agreement, dated as of June 30, 1997, by and among the Company, Lion Capital Partners, L.P. and Infinity Emerging
           Opportunities Limited.
10.23(5)   Credit Agreement, dated as of December 31, 1997, by and among
           AutoBond Master Funding Corporation II, the Company and Credit Suisse
           First Boston Mortgage Capital L.L.C
10.24(5)   Trust Indenture, dated as of December 31, 1997, among AutoBond Master
           Funding Corporation II, the Company and Manufacturers & Traders Trust
           Company
10.25(5)   Receivables Purchase Agreement, dated as of December 31, 1997, between Credit Suisse First Boston Mortgage Capital L.L.C and the
           Company
10.26(5)   Servicing Agreement, dated as of December 31, 1997, among the
           Company, AutoBond Master Funding Corporation II and Manufacturers &
           Traders Trust Company
10.27(5)   Indenture and Note, dated January 30, 1998, between the company and
           Bank Boston, N.A.
10.28(5)   Warrant, dated January 30, 1998, issued to BancBoston Investments,
           Inc.
10.29(5)   Purchase Agreement, dated January 30, 1998, between the Company and
           BancBoston Investments, Inc.
10.30      Warrant, dated February 2, 1998, issued to Dresner Investments
           Services, Inc.
10.31      Warrant Agreement and Warrant, dated February 20, 1998, issued to Tejas
           Securities Group, Inc.
10.32(5)   Consulting and Employment Agreement, dated as of January 1, 1998 between Manuel A. Gonzalez and the Company
10.33(5)   Severance Agreement, dated as of February 1, 1998 between Manuel A.
           Gonzalez and the Company
21.1       Subsidiaries of the Company
21.2(5)    Additional Subsidiaries of the Company
27.1       Financial Data Schedule

--------------
(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-05359).

(2) Incorporated by reference to the Company's 1996 annual report on Form 10-K for the year ended December 31, 1996.

(3) Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1997.

(4) Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1997.

(5) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-41257).

(b)  Reports of Form 8-K

        The Company filed no reports on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                           AUTOBOND ACCEPTANCE CORPORATION

                                           By: /s/ William O. Winsauer
                                               --------------------------------
                                                William O. Winsauer,
                                                Chairman of the Board
                                                and Chief Executive Officer

Date: March 31, 1998

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ William O. Winsauer           Chairman of the Board and       March   31, 1998
-----------------------           Chief Executive Officer
William O. Winsauer

/s/ Adrian Katz                   Vice Chairman of the Board      March   31, 1998
---------------                   and Chief Operating Officer
Adrian Katz

/s/ R. T. Pigott, Jr.             Vice President and Chief        March   31, 1998
---------------------             Financial Officer
R. T. Pigott, Jr.

/s/ John S. Winsauer              Secretary and Director          March   31, 1998
--------------------
John S. Winsauer

/s/ Thomas Blinten                Director                        March   31, 1998
--------------------
Thomas Blinten

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                     Page
                                                                                     ----
Report of Independent Accountants                                                     F-2
Consolidated Balance Sheets as of December 31, 1996 and 1997                          F-3
Consolidated Statements of Income and Comprehensive Income for the Years Ended        F-4

    December 31, 1995, 1996 and 1997

Consolidated Statements of Shareholders' Equity for the Years Ended December 31,      F-5
    1995, 1996 and 1997

Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1996     F-6
    and 1997
Notes to Consolidated Financial Statements                                            F-7
Schedule II - Valuation and Qualifying Accounts                                       S-1

        All other schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements, related notes, or other schedules.

                        REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
Autobond Acceptance Corporation and Subsidiaries

        We have audited the accompanying consolidated balance sheets of AutoBond Acceptance Corporation and Subsidiaries as of December 31, 1996 and 1997 and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for the years ended December 31, 1995, 1996 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        As discussed in Note 1, the Company's most significant warehouse and securitization facility, which expires March 31, 1998, has been extended to April 30, 1998. The Company is currently in negotiations with other parties for additional warehouse and securitzation facilities.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AutoBond Acceptance Corporation and Subsidiaries as of December 31, 1996 and 1997, and the consolidated results of their operations and their cash flows for each of the years ended December 31, 1995, 1996 and 1997, in conformity with generally accepted accounting principles.

        As described in Note 1, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" as of January 1, 1997 and SFAS No. 130, "Reporting Comprehensive Income," for the period ended
December 31, 1997.

COOPERS & LYBRAND L.L.P.

Austin, Texas
March 30, 1998

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              DECEMBER 31,
                                                                          1996         1997
                                                                      --------------------------
                               ASSETS
Cash and cash equivalents                                              $ 4,121,342        $159,293
Restricted funds                                                         2,981,449       6,904,264
Finance contracts held for sale, net                                       228,429       1,366,114
Collateral acquired, net                                                   152,580         150,908
Class B certificates                                                    10,465,294       7,878,306
Retained interest in beneficial interest of trust                                -       5,083,213
Interest-only strip receivables                                          4,247,274       9,352,641
Debt issuance cost                                                         997,338         605,847
Trust receivable                                                         2,230,003       9,627,144
Due from affiliates                                                         25,300          21,285
Other assets                                                               683,955       1,703,587
                                                                      -----------------------------
        Total assets                                                   $26,132,964     $42,852,602
                                                                      =============================

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Revolving credit facilities                                          $        -      $ 7,639,201
  Notes payable                                                         10,174,633       9,841,043
  Accounts payable and accrued liabilities                               1,474,586       3,386,685
  Bank overdraft                                                                 -       2,936,883
  Payable to affiliates                                                    265,998            -
  Deferred income taxes                                                  2,075,553       3,631,188
                                                                      -----------------------------
    Total liabilities                                                   13,990,770      27,435,000
                                                                      -----------------------------

Commitments and contingencies

Shareholders' equity:

  Preferred stock, no par value; 5,000,000 shares authorized;
    no shares issued
  Common stock, no par value; 25,000,000 shares authorized,                  1,000           1,000
    6,512,500 and 6,531,311 shares issued and outstanding
  Additional paid-in capital                                             8,617,466        8,781,669
  Deferred compensation                                                    (11,422)               -
  Due from shareholders                                                   (378,618)        (187,555)
  Unrealized appreciation on interest-only strip receivables                     -        1,049,256
  Retained earnings                                                      3,913,768        5,773,232
                                                                      ------------------------------
    Total shareholders' equity                                          12,142,194       15,417,602
                                                                      ------------------------------
        Total liabilities and shareholders' equity                     $26,132,964      $42,852,602
                                                                      ==============================

The accompanying notes are an integral part of the consolidated financial statements.

                        AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                  YEAR ENDED DECEMBER 31,
                                                            1995           1996               1997
                                         --------------------------------------------------------
Revenues:
  Interest income                                          $ 2,880,961  $ 2,519,612  $ 4,341,297
  Gain on sale of finance contracts                          4,085,952   12,820,700   18,944,241
  Servicing fee income                                               -      657,950    1,131,142
  Other income (loss)                                                -      388,278   (1,485,379)
                                                         ---------------------------------------
    Total revenues                                           6,966,913   16,386,540   22,931,301
                                                         ---------------------------------------
Expenses:
  Provision for credit losses                                   48,702      412,387      612,715
  Interest expense                                           2,099,867    2,382,818    3,879,543
  Salaries and benefits                                      1,320,100    4,529,006    7,357,284
  General and administrative                                 1,462,740    2,331,246    6,201,948
  Other operating expenses                                     963,017    1,119,644    2,005,237
                                                         ---------------------------------------
    Total expenses                                           5,894,426   10,775,101   20,056,727
                                                         ---------------------------------------
Income before income taxes and extraordinary loss            1,072,487    5,611,439    2,874,574
Provision for income taxes                                     199,000    1,926,553    1,015,110
                                                         ---------------------------------------
Income before extraordinary loss                               873,487    3,684,886    1,859,464
Extraordinary loss, net of tax                                       -     (100,000)            -
                                                         ---------------------------------------
     Net income                                                873,487    3,584,886    1,859,464
Other comprehensive income, net of tax:
  Unrealized appreciation on interest-only strip
  receivables                                                        -            -    1,049,256

                                                         ---------------------------------------
    Other comprehensive income                                       -            -    1,049,256
                                                         =======================================
     Comprehensive income                                   $  873,487  $ 3,584,886   $2,908,720
                                                         =======================================

Earnings per common share basic:
  Income before extraordinary loss                               $0.17        $0.64        $0.29
  Extraordinary loss, net of tax                                     -        (0.02)           -
                                                         =======================================
      Net income                                                 $0.17        $0.62        $0.29
                                                         =======================================

Earnings per common share diluted
  Income before extraordinary loss                               $0.17        $0.63        $0.28
  Extraordinary loss, net of tax                                     -         0.01            -
                                                         =======================================
      Net income                                                 $0.17        $0.62        $0.28
                                                         =======================================



    The accompanying notes are an integral part of the consolidated financial statements.

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                    YEAR ENDED DECEMBER 31,
                                                                 1995       1996          1997
                                                            ------------------------------------
Common stock shares:
  Beginning of year                                            5,118,753   5,118,753  6,512,500
  Stock issued pursuant to employee contract                           -     568,747          -
  Issuance of common stock in public offering                          -     825,000          -
  Exercise of common stock warrants                                    -           -     18,811
                                                            ====================================
  End of year                                                  5,118,753   6,512,500  6,531,311
                                                            ====================================
Common stock:
  Beginning balance                                          $     1,000      $1,000     $1,000
                                                            ------------------------------------
  Ending balance                                                   1,000       1,000      1,000
                                                            ------------------------------------
Additional paid-in capital:
  Beginning balance                                              451,000   2,912,603  8,617,466
  Capital contributions                                        2,323,103           -          -
  Deferred compensation pursuant to employee contract            138,500           -          -
  Issuance of common stock in public offering                          -   5,704,863          -
  Issuance/exercise of common stock warrants                           -           -    164,203
                                                            ------------------------------------
  Ending balance                                               2,912,603   8,617,466  8,781,669
                                                            ------------------------------------
Deferred compensation:
  Beginning balance                                                    -    (62,758)   (11,422)
  Deferred compensation pursuant to employee contract          (138,500)           -          -
  Amortization of deferred compensation                           75,742      51,336     11,422
                                                            ------------------------------------
  Ending balance                                                (62,758)    (11,422)          -
                                                            ------------------------------------
Due from shareholders:
  Beginning balance                                             (16,000)   (153,359)    (378,618)
  Payments from (to) shareholders                              (137,359)   (225,259)     191,063
                                                            ------------------------------------
  Ending balance                                               (153,359)   (378,618)    (187,555)
                                                            ------------------------------------
Unrealized appreciation on interest-only strip receivables:
  Beginning balance                                                    -           -          -
  Increase in unrealized appreciation on interest-only                 -           -   1,049,256
  strip receivables
                                                            ------------------------------------
  Ending balance                                                       -           -   1,049,256
                                                            ------------------------------------
Retained earnings:
  Beginning balance                                            (544,605)     328,882   3,913,768
  Net income                                                    873,487    3,584,886   1,859,464
                                                            ------------------------------------
  Ending balance                                                328,882    3,913,768   5,773,232
                                                            ====================================
Total shareholders' equity                                  $ 3,026,368  $12,142,194 $15,417,602
                                                            ====================================

    The accompanying notes are an integral part of the consolidated financial statements.

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 YEAR ENDED DECEMBER 31,
                                                           1995           1996          1997
                                                       -----------------------------------------
Cash flows from operating activities:
  Net income                                             $ 873,487    $ 3,584,886    $ 1,859,464
  Adjustments to reconcile net income to net
       cash used in operating activities:
    Amortization of finance contract acquisition          (795,579)      (358,949)     (11,472)
    discount and insurance
    Amortization of deferred compensation                    75,742         51,336       11,422
    Amortization of debt issuance costs                                    497,496      818,481
    Provision for credit losses                              48,702        412,387      612,715
    Depreciation and amortization                                 -              -      288,878
    Deferred income taxes                                   199,000      1,876,553    1,015,110
    Accretion of interest-only strip receivables                  -      (154,029)    (546,507)
    Impairment of interest-only strip receivables                 -              -    1,312,234
    Unrealized (gain) loss on Class B certificates                -      (388,278)      293,188
  Changes in operating assets and liabilities:
    Other assets                                          (354,208)      (329,747)  (1,308,511)
    Class B certificates                                (2,834,502)    (7,242,514)    2,293,800
    Retained interest in beneficial interest of trust             -              -  (5,083,213)
    Interest-only strip receivables                       (846,526)    (3,246,719)  (4,281,311)
    Accounts payable and accrued liabilities              1,110,446      (361,496)    1,912,099
    Due to/due from affiliates                            (248,937)       (14,899)    (261,983)
  Purchases of finance contracts                       (31,200,131)   (83,672,335) (140,364,193)
  Sales of finance contracts                             27,399,543     85,014,394  136,389,461
  Repayments of finance contracts                         2,660,018      1,605,461    1,915,606
                                                       -----------------------------------------
     Net cash used in operating activities              (3,912,945)     (2,726,453)  (3,134,732)
                                                       -----------------------------------------
Cash flows from investing activities:
  Increase in restricted funds                          (1,544,661)    (1,298,612)  (3,922,815)
  Advances to AutoBond Receivables Trusts                 (525,220)    (1,704,783)  (7,397,141)
  Decrease (increase) in due from                         (137,359)      (225,259)     191,063
  shareholders
  Disposal proceeds from collateral acquired                220,359        646,600      321,870
                                                       -----------------------------------------
     Net cash used in investing activities             (1,986,881)    (2,582,054)  (10,807,023)
                                                       -----------------------------------------
Cash flows from financing activities:
  Net borrowings (payments) on revolving
    credit facilities                                     (904,355)    (1,150,421)    7,639,201
  Debt issuance costs                                             -      (794,834)    (426,991)
  Proceeds (payments) from borrowings on                  1,061,392    (1,061,392)            -
  repurchase agreement
  Proceeds from notes payable                             2,674,597     12,575,248    2,015,150
  Payments on notes payable                                       -    (5,075,212)  (2,348,740)
  Shareholder contributions                               2,323,103              -            -
  Increase (decrease) in bank overdraft                     837,749      (861,063)    2,936,883
  Proceeds from public offering of common stock, net              -      5,704,863            -
  Issuance/exercise of common stock warrants                      -              -      164,203
                                                       -----------------------------------------
     Net cash provided by financing activities            5,992,486      9,337,189   9,979,706
                                                       -----------------------------------------
Net increase (decrease) in cash and cash equivalents         92,660      4,028,682 (3,962,049)
Cash and cash equivalents at beginning of period                  -         92,660   4,121,342
                                                       =========================================
Cash and cash equivalents at end of period              $    92,660   $  4,121,342    $159,293
                                                       =========================================

    The accompanying notes are an integral part of the consolidated financial statements.

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

        AutoBond Acceptance Corporation ("AAC") was incorporated in June 1993 and commenced operations August 1, 1994. AAC and its wholly-owned subsidiaries, AutoBond Funding Corp I ("ABF I"), AutoBond Funding Corp II ("ABF II"), and AutoBond Funding Corp III ("ABF III") (collectively, the "Company"), engage primarily in the business of acquiring, securitizing and servicing automobile installment sale contracts ("finance contracts") originated by franchised automobile dealers. The Company specializes in contracts to consumers who generally have limited access to traditional financing, such as that provided by commercial banks or captive finance companies of automobile manufacturers. The Company purchases contracts directly from automobile dealers or from other originators, with the intent to resell them to institution investors in securitization structures.

Principals of Consolidation

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

Risks and Uncertainties

        The Company records the present value of estimated future cash flows in connection with its determination of the carrying value of its interest-only strip receivables. Such estimation considers significant assumptions about the future performance of finance contracts, including prepayments, default rates, collections on repossessions of automobiles, delinquencies and timing of cash receipts. Since such assumptions may not predict actual performance, it is at least reasonably possible that the carrying value of the interest-only strip receivables will be adjusted in the near term and the change could be material to the results of operations.

        The Company and its credit loss deficiency insurance provider on two of its securtizations disagree over the cancellability of coverages and the aggregate limitation of liability under such policies. The Company has filed suit to seek a declaratory judgment to affirm their interpretation of the insurance policies. Should the Company's interpretation be incorrect, the Company would need to reassess its carrying value of its interest-only strip receivables under new assumptions and the result of this reevaluation could be material. The Company's estimated future cash flow at December 31, 1997 exceed the aggregate limitations asserted by the insurance provider by approximately
 .5 million.

        Included in the Company's finance contracts held for sale are certain finance contracts which were otherwise ineligible to be part of a securitzation transaction. Such finance contracts have inherently higher risk than performing finance contracts acquired in the normal course of business. The Company's reserve on such finance contracts is determined based upon an estimate of the historical default rates, the liquidation value of the underlying collateral and recoveries of insurance proceeds. Actual results from the ultimate liquidation of the loan will differ from the net recorded amount and the differences could be material.

Liquidity Risk

        The Company's warehousing and securitization facility agreement with Daiwa expires on March 31, 1998. Daiwa has extended the current maturities of the facilities to April 30, 1998. The Company's availability under the Daiwa and Sentry warehouse facilities totals $2.7 million and $7.6 million at March 30, 1998, respectively. The Company is currently in the process of securing new warehouse and securitization facilities. Signed term sheets for a $50 million warehouse facility and a $200 million revolving asset purchase funding facility have been received in March of 1998. Such term sheets do not obligate the Company or the lender to extend credit. Extension of credit under the term sheets are contingent upon processes such as due diligence procedures of the lenders, approvals of lending committees or board of directors, and drafting and signing of final agreements. In addition, the Company has an agreement for an additional warehouse facility of $10 million, which is expected to close March 31, 1998. Failure to obtain a suitable warehousing and securitization facility could have a material adverse effect on the Company's financial operations and would result in the Company significantly curtailing its operations. Rating agencies have taken certain recent actions on the Company's prior term securitizations. Fitch has withdrawn its ratings on all securitzations of the Company. Moody's has downgraded the senior securities in each of the Company's term securitizations to Baa2 and Baa3 (97B and 97C securitizations). These actions may limit the Company's ability to do similar securitization structures in the near term. Future downgrades are possible as such securitizations continue to be on review by Moody's. Management plans to obtain bond insurance and has a term sheet from FSA, in order to complete future term securitizations. The Company believes that it will be successful in obtaining the appropriate warehousing and securitization facilities.

        The Company's cash position at March 26, 1998 is approximately $1 million. The Company has funded loans out of its own account for approximately $4.3 million since March 1, 1998 and believes net cash outflows will be $2 to $3 million per quarter. Given the cash position, the Company may need to secure additional equity or debt to fund operations by the end of the year. Management believes additional cash may be generated if a term securitization structure with subordinated traunches is successfully implemented.. The Company continues to pursue equity or debt infusions and currently a term sheet which covers the issuance of convertible debt of up to $5 million has been received. Similar to the warehouse agreement, the term sheet does not represent a binding commitment to extend credit. The Company believes it will be successful in obtaining necessary equity or debt and believes it has a history of raising sufficient debt or equity for the Company. Without additional debt or equity, including obtaining additional warehousing and securitization financing, the Company may not be able to generate the necessary cash inflows to cover its operating costs through the end of the year.

Cash and Cash Equivalents

        The Company considers highly liquid investments with original maturities of less than three months to be cash equivalents.

Restricted Cash

        In accordance with the Company's revolving credit facilities, proceeds advanced by the lender for purchase of finance contracts are held by a trustee until the Company delivers qualifying collateral to release the funds, normally in a matter of days. The Company is also required to maintain a cash reserve with its lenders up to 11% of the proceeds received from the lender for the origination of the finance contracts. Access to these funds is restricted by the lender; however, such funds may be released in part upon the occurrence of certain events including payoffs of finance contracts.

Trust Receivable

        At the close of a securitization, the Company is required to establish a cash reserve within the trust for future credit losses. Additionally, depending on each securitization structure, a portion of the Company's future servicing cash flow is required to be deposited as additional reserves for credit losses. The initial cash reserve deposits for the Company's securitizations totaled $525,220, $1.6 million and $7.4 million for the years ended December 31, 1995, 1996 and 1997, respectively. These amounts represented 2.0%, 2.0% and 3.9% of the senior investor certificates issued by the trusts during the respective periods. The trust reserves are increased monthly from excess cash flows until such time as they attain a level of 6% of the outstanding principal balance.

Finance Contracts Held for Sale

        Finance contracts held for sale are stated at the lower of aggregated amortized cost or market value. Market value is determined based on the estimated value of the finance contracts as if securitized and sold. The Company generally acquires finance contracts at a discount, and has purchased loss default and vender single interest physical damage insurance on the finance contracts. The purchase discount and insurance are amortized as an adjustment to the related finance contract's yield and operating expense, respectively, utilizing the same basis as that used to record income on the finance contracts, over the contractual life of the related finance contracts. At the time of sale, any remaining unamortized amounts are netted against the finance contract's principal amounts outstanding to determine the resultant gain or loss on sale.

        Allowance for credit losses on the finance contracts is based on the Company's historical default rate, the liquidation value of the underlying collateral in the existing portfolio, estimates of repossession costs and probable recoveries from insurance proceeds. The allowance is increased by provisions for estimated future credit losses which are charged against income. The allowance account is reduced for direct charge-offs using the specific identification method, and for estimated losses upon repossession of automobiles which is netted against the related finance contracts and transferred to collateral acquired.

Impairment of Long-Lived Assets

        In the event that facts and circumstances indicate that the cost of long-lived assets other than financial instruments, interest-only strip receivables and deferred tax assets may be impaired, an evaluation of recoverability would be performed. If an evaluation of impairment is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. No such write-downs were recorded during the years ended December 31, 1995, 1996 and 1997.

Collateral Acquired

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

        Subsequent impairment reviews are performed quarterly on a disaggregated basis. A valuation allowance is established if the carrying amount is greater than the underlying fair value of the assets. Subsequent increases and decreases in fair value result in an adjustment of the valuation allowance which is recorded in earnings during the period of adjustment. Adjustments for subsequent increases in fair value are limited to the existing valuation allowance amount, if any. During each of the periods presented, no valuation allowance was established.

Class B Certificates

        Pursuant to certain securitization transactions, the related trusts have issued Class B certificates to the Company which are subordinate to the Class A Certificates and senior to the interest-only strip receivables with respect to cash distributions from the trust. The Company accounts for the Class B certificates as trading securities in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). SFAS No. 115 requires fair value accounting for these certificates with the resultant unrealized gain or loss recorded in the statements of operations in the period of the change in fair value. The Company determines fair value on a disaggregated basis utilizing quotes from outside dealers who utilize discounted cash flow analyses similar to that described below for determining market value of the excess servicing receivable, as well as other unique characteristics such as the remaining principal balance in relation to estimated future cash flows and the expected remaining terms of the certificates. Estimated transaction costs associated with a sale of the Class B certificates are not deducted from the fair value determination. The Company recorded unrealized gain
(loss) on the Class B certificates of $388,278 and ($293,188) during the years ended December 31, 1996 and 1997, respectively. The Class B certificates accrue interest at 15%.

Interest-Only Strip Receivables and Adoption of New Accounting Standard

        The Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"), as amended by Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125--An Amendment of FASB Statement No. 125" ("SFAS No. 127"), on January 1, 1997. SFAS No. 125 applies a control-oriented, financial-components approach to financial-asset-transfer transactions whereby the Company (1) recognizes the financial and servicing assets it controls and the liabilities it has incurred, (2) derecognizes financial assets when control has been surrendered, and (3) derecognizes liabilities once they are extinquished. Under SFAS No. 125, control is considered to have been surrendered only if: (i) the transferee assets have been isolated from the transferor and its creditors, even in bankruptcy or other receivership (ii) the transferee has the right to pledge or exchange the transferred assets, or, is a qualifying special-purpose entity (as defined) and the holders of beneficial interests in that entity have the right to pledge or exchange those interests; and (iii) the transferor does not maintain effective control over the transferred assets through an agreement which both entitles and obligates it to repurchase or redeem those assets prior to maturity, or through an agreement which both entitles and obligates it to repurchase or redeem those assets if they were not readily obtainable elsewhere. If any of these conditions are not met, the Company accounts for the transfer as a secured borrowing.

        As a result of adopting SFAS No. 125, the excess servicing receivables previously shown on the consolidated balance sheet as of December 31, 1996 have been reclassified as interest-only strip receivables, and accounted for as an investment security classified similar to those classified as "available for sale" under SFAS No. 115. Accordingly, any unrealized gain or loss in the fair value is included as a component of equity, net of the income tax effect. Any impairment deemed permanent is recorded as a charge against earnings.

        The fair value of interest-only strip receivables is calculated based upon the present value of the estimated future interest income after considering the effects or estimated prepayments, defaults and delinquencies. The discount rate utilized is based upon assumptions that market participants would use for similar financial instruments subject to prepayments, defaults, collateral value and interest rate risks.

        The Company accretes income for its interest-only strip receivable on the interest method based upon the expected rate of return of such assets.

Bank Overdraft

        Bank overdrafts result from checks prepared but not sent to the related creditor.

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

Furniture, Fixtures and Equipment, Net

        Furniture, fixtures and equipment are stated at cost less accumulated depreciation. Expenditures for additions and improvements are capitalized while minor replacements, maintenance and repairs which do not improve or extend the life of such assets are charged to expense. Gains of losses on disposal of fixed assets are reflected in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets, ranging from 3 to 5 years. Leasehold improvements are depreciated over the term of the lease.

Advertising

        Advertising costs are expensed as incurred.

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

Extraordinary Item

        During the year ended December 31, 1996, the Company recorded an extraordinary loss related to a $150,000 prepayment fee on a $2,684,000 term loan that was repaid during 1996.

Earnings per Share

        The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") which specifies the computation, presentation, and disclosure requirements for earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities of other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Interest Income

        Generally, interest income on finance contracts acquired prior to December 31, 1995 is determined on a monthly basis using the Rule of 78s method which approximates the simple interest method. Subsequent to December 31, 1995, the Company generally uses the simple interest method to determine interest income on finance contracts acquired. The Company discontinues accrual of interest on finance contracts past due for more than 90 days. The Company accrues interest income on the Class B certificates monthly at 15% using the interest method

Comprehensive Income

        Effective for periods ended December 31, 1997, the Company implemented Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes disclosure standards for reporting comprehensive income, which is the change in equity during a period from transactions and other events from non-owner sources. Comprehensive income reconciles net income to retained earnings on the face of the statement of income.

Concentration of Credit Risk

        The Company generally acquires finance contracts from a network of automobile dealers located in forty states. Finance contracts acquired with borrowers in Texas totaled 64% and 38% of the portfolio at December 31, 1996 and 1997, respectively. Finance contracts acquired with borrowers in Florida totaled 25% at December 31, 1997. The Company had no dealer concentrations which accounted for more than 10% of the portfolio at December 31, 1996 and 1997.

2. FINANCE CONTRACTS HELD FOR SALE

        The following amounts are included in finance contracts held for sale as of:

                                    December 31,
                                  1996         1997
                              --------------------------
Unpaid principal balance          $266,450   $1,946,135
Prepaid insurance                   18,733            -
Contract acquisition              (31,554)    (129,899)
discounts
Allowance for credit losses       (25,200)    (450,122)
                              ==========================
                                  $228,429   $1,366,114
                              ==========================




3. INTEREST-ONLY STRIP RECEIVABLES AND GAIN ON SALE

        The changes in interest-only strip receivables follow:

                                          Year Ended December 31,
                                           1996         1997
                                        -------------------------
Beginning balance                          $846,526   $4,247,274
Unrealized appreciation                           -    1,589,782
Additions from securitization             3,246,719    4,281,313
transactions
Accretion of discount                       154,029      546,507
Impairment charge                                 -  (1,312,233)
                                        =========================
Ending balance                           $4,247,274   $9,352,641
                                        =========================

        The Company periodically reviews the fair value of the interest-only strip receivables. The difference in the fair value of securities available for sale and the historical carrying value on a disaggregated basis, where any reduction in value does not result in a permanent impairment, is recognized as an adjustment to stockholders' equity. The cumulative adjustment amounted to a net unrealized gain of $1,589,782, net of related tax effect of $540,526, on the valuation of the interest-only strip receivables for the year ended December 31, 1997. Additionally, the Company recorded a charge against earnings for permanent impairment of interest-only strip receivables, determined on a disaggregated basis, of $1,312,233 for the year ended December 31, 1997.

        During the fourth quarter of 1997, the Company revised its estimate of future cash flows related to its interest-only strip receivables. Significant assumptions utilized in the estimation of future cash flows include:

Variable                                          Assumptions
---------                                         -------------
Discount rate                                     15%
Default rates                                     Variable curve based upon historical
                                                      experience, varies from 5% to 17%

Lag in sale of collateral and insurance receipts  5 months and 7 months
Collections on defaulted loans                    76% of base wholesale collateral value
                                                      reduced over time to give effect to
                                                      estimated changes in such wholesale
                                                      automobile values plus insurance proceeds
Prepayment rates                                  1% in first month, reducing to .4% per month
                                                      over the loan term

        As a result, the Company adjusted its carrying value of the interest-only strip receivables by $1,312,233, which was recognized as a permanent impairment in accordance with EITF 89-4 on a disaggregated basis. In addition, the Company utilized these same assumptions to estimate its gain on sale of the fourth quarter transfers to AutoBond Master Funding Corporation and AutoBond Master Funding Corporation II. Under the transfer, the variable beneficiary holder has an option to redeem such certificates for term certificates. The gain on sale calculation assumes that the variable rate holders do not exercise such option and the facility pays out under a turbo arrangement.


4. REVOLVING CREDIT FACILITIES

        Effective August 1, 1994, the Company entered into a secured revolving credit agreement with Sentry Financial Corporation ("Sentry") which was amended and restated on July 31, 1995. The amended agreement (the "Sentry Facility") provides for a $10.0 million warehouse line of credit which terminates December 31, 2000, unless terminated earlier by the Company or Sentry upon meeting certain defined conditions. The proceeds of the Sentry Facility are to be used to originate and acquire finance contracts, to pay for loss default insurance premiums, to make deposits to a reserve account with Sentry, and to pay for fees associated with the origination of finance contracts. The Sentry Facility is collateralized by the finance contracts acquired with the outstanding borrowings. Interest is payable monthly and accrues at a rate of prime plus 1.75% (10.25% at December 31, 1997). The Sentry Facility contains certain restrictive covenants, including requirements to maintain a certain minimum net worth, and cash and cash equivalent balances. Under the Sentry Facility, the Company paid interest of $411,915, $220,674 and $420,674 for the years ended December 31, 1995, 1996 and 1997, respectively. Pursuant to the Sentry Facility, the Company was required to pay a $700,000 warehouse facility fee payable upon the successful securitization of finance contracts. The $700,000 was payable in varying amounts after each of the first three securitizations. The Company accrued the $700,000 debt issuance cost upon the first securitization in December 1995, the date the Company determined the liability to be probable in accordance with SFAS No. 5. The $700,000 debt issuance cost is being amortized as interest expense on a straight line basis through December 31, 2000, the termination date of the Sentry Facility. The Company pays a utilization fee of up to 0.21% per month on the average outstanding balance of the Sentry Facility. The Sentry Facility also requires the Company to pay up to 0.62% per quarter on the average unused balance. At December 31, 1997, $10,000,000 was available for borrowing under the credit line as there were no amounts outstanding at that date.

        Effective May 21, 1996 the Company, through its wholly-owned subsidiary AutoBond Funding Corporation II, entered into a $20 million revolving warehouse facility (the "Providian Facility"), with Peoples Security Life Insurance Company (an affiliate of Providian Capital Management), which expired December 15, 1996. The proceeds from the borrowings under the Providian Facility were used to acquire finance contracts, to pay credit default insurance premiums and to make deposits to a reserve account. Interest was payable monthly at a per annum rate of LIBOR plus 2.60%. The Providian Facility also required the Company to pay a monthly fee on the average unused balance of 0.25% per annum. The Providian Facility was collateralized by the finance contracts acquired with the outstanding borrowings.

        The Company and its wholly owned subsidiary, AutoBond Funding Corporation II, entered into a $50 million revolving warehouse facility (the "Daiwa Facility") with Daiwa Finance Corporation ("Daiwa") effective as of February 1, 1997. Advances under the Daiwa Facility mature on the earlier of 120 days following the date of the advance or March 31, 1998. The proceeds from the borrowings under the Daiwa Facility are to be used to acquire finance contracts and to make deposits to a reserve account. The Daiwa Facility is collateralized by the finance contracts acquired with the outstanding advances. The Daiwa Facility does not require that the finance contracts funded be covered by default deficiency insurance. Interest is payable upon maturity of the advances and accrues at the lesser of (x) 30 day LIBOR plus 1.15% (6.87% at December 31, 1997) or (y) 11% per annum. The Company also pays a non-utilization fee of .25% per annum on the unused amount of the line of credit. Pursuant to the Daiwa Facility, the Company paid a $243,750 commitment fee. The debt issuance cost is being amortized as interest expense on a straight line basis through March 1998. The Daiwa Facility contains certain covenants and representations similar to those in the agreements governing the Company's existing securitizations including, among other things, delinquency and repossession triggers. The Company had credit availability under the Diawa Facility of $15,759,792 at December 31, 1997.

The Company incurred interest expense
under the Daiwa Facility of approximately $1,118,883 during the year ended December 31, 1997.

        The interest rate on borrowings under revolving credit agreements ranged from 6% to 11% for the year ended December 31, 1997. The weighted average interest rate on revolving credit agreements was 7.10% at December 31, 1997.

        During 1997, the Daiwa Facility was amended to allow the Company, at its election, to transfer finance contracts into qualified unconsolidated special purpose subsidiaries. In conjunction with these transfers, these special purpose subsidiaries issue variable beneficial interests which are convertible into term beneficial interests at the option of the holder of such notes. Transfers of finance contracts to the special purpose entities have been recognized as sales under SFAS No. 125 .

6. NOTES PAYABLE

        The following amounts are included in notes payable as of:

                                                       December 31,
                                                     1996         1997
                                                 --------------------------
Notes payable, collateralized by Class B          $10,050,781  $ 7,783,219
    certificates
Convertible notes payable                                   -    2,000,000
Other notes payable                                   123,852       57,824
                                                 ==========================
                                                  $10,174,633   $9,841,043
                                                 ==========================

        Pursuant to the securitization completed in December 1995, the Company entered into a term loan agreement with a finance company to borrow approximately $2,684,000. The loan was collateralized by the Company's Class B certificates from its 1995 securitization as well as the interest-only strip receivables from the cash flows of the related trust. The loan accrued interest at 20% per annum payable monthly and principal payments were made based on principal payments received on the Class B certificates.

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

        Effective March 28, 1996, the Company obtained another non-recourse term loan in the amount of $2,059,214 from an institutional investor under similar terms as described in the preceding paragraph. The loan is collateralized by the Class B certificates issued to the Company pursuant to the March 29, 1996 securitization transaction. The Company may prepay the loan in whole or in part at any time subsequent to March 28, 1997, or any time after receiving notice by the investor of its intent to transfer the loan to a third party. The maturity date of the loan is the earlier of March 28, 2002 or the date that all outstanding principal and accrued interest has been paid by the trustee or the Company. The term loan bears interest at 15% per annum payably monthly.

        Effective June 27, 1996, the Company obtained a third non-recourse term loan in the amount of $2,066,410 from an institutional investor under similar terms as described in the preceding two paragraphs. The loan is collateralized by the Class B certificates issued to the Company pursuant to the June 27, 1996 securitization transaction. The Company may prepay the loan in whole or in part at any time subsequent to June 27, 1997, or any time after receiving notice by the investor of its intent to transfer the loan to a third party. The maturity date of the loan is the earlier of June 26, 2002 or the date that all outstanding principal and accrued interest has been paid by the trustee or the Company. The term loan bears interest at 15% per annum payable monthly.

        Effective September 30, 1996 and December 27, 1996, the Company obtained non-recourse term loans for $2,403,027 and $2,802,891, respectively, from institutional investors under similar terms as described above. The loans are collateralized by the Class B certificates issued to the Company pursuant to the September 30, 1996 and December 27, 1996 securitization transactions. The Company may prepay the loans in whole or in part at any time subsequent to September 30, 1997, or any time after receiving notice by the investor of its intent to transfer the loan to a third party. The maturity date for the loans is September 30, 2002 and December 31, 2002, respectively. The term loan bear interest at 15% per annum payable monthly.

        Pursuant to the an agreement (the "Securities Purchase Agreement") entered into on June 30, 1997, the Company issued by private placement $2,000,000 in aggregate principal amount of senior secured convertible notes ("convertible notes"). Interest is payable quarterly at a rate of 18% per annum until maturity on June 30, 2000. If the Company pays down the convertible notes in full prior to June 30, 1998, the holders will have no conversion rights. The convertible notes, collateralized by the interest-only strip receivables from the Company's first four securitizations, are convertible into shares of common stock of the Company upon the earlier to occur of (i) an event of default on the convertible notes and (ii) June 30, 1998, through the close of business on June 30, 2000, subject to prior redemption. The conversion price is equal to the outstanding principal amount of the convertible note being converted divided by the lesser of (x) $5.00 (as adjusted by the terms of the Securities Purchase Agreement) and (y) 85% of the average of the five lowest closing bid prices of the Company's common stock on the Nasdaq Stock Market, or such other exchange or market where the common stock is then traded during the 60 trading days immediately preceding the date the convertible note is converted or the applicable date of repayment (subject to adjustment under certain circumstances specified in the Securities Purchase Agreement). The Company also paid certain debt issuance costs to the purchaser totaling $25,000, which are being amortized as interest expense on a straight line basis through June 30, 2000. The Company paid off this debt in February 1998.

        Also pursuant to the Securities Purchase Agreement, the Company issued warrants which upon exercise allow the holders to purchase up to 200,000 shares of common stock at $4.225 per share. The warrants are exercisable to the extent the holders thereof purchase up to $10,000,000 of the Company's subordinated asset-backed securities before June 30, 1998. To date, the holders have purchased $5,800,000 of subordinated asset-backed securities. The total value assigned to these warrants was approximately $154,000.

6. INITIAL PUBLIC OFFERING

        On November 14, 1996, the Company and selling shareholders sold 750,000 and 250,000, respectively, of shares of common stock in an initial public offering at a price of $10 per share. The net proceeds from the issuance and sale of common stock amounted to approximately $5,000,000 after deducting underwriter discounts and issuer expenses. Portions of the net proceeds were used (i) to prepay outstanding subordinated debt of approximately $300,000 plus accrued interest, (ii) to repay advances under revolving credit facilities and
(iii) for general corporate and working capital purposes.

        The underwriters of the Company's initial public offering purchased an additional 75,000 shares of the Company's common stock at $10 per share by exercising half of their over-allotment option. The net proceeds from the issuance and sale of these shares amounted to approximately $700,000 after deducting underwriter's discounts.

7. INCOME TAXES

        The provision for income taxes for the years ended December 31, 1995, 1996 and 1997 consisted of a provision for deferred taxes and the Company had no current liability. The reconciliation between the provision for income taxes and the amounts that would result from applying the Federal statutory rate is as follows:

                                              Year Ended December 31,
                                           1995        1996        1997
                                        ------------------------------------
Federal tax at statutory rate of 34%    $  364,646     $ 1,907,889  $  977,355
Other                                       17,354          18,664      37,755
Change in valuation allowance             (183,000)            -              -
                                        ----------------------------------------
Provision for income taxes              $  199,000     $ 1,926,553  $1,015,110
                                        ========================================

        Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes Significant components of the Company's net deferred tax liability are as follows:

                                              December 31,
                                           1996         1997
                                        -------------------------
Deferred tax assets:
  Allowance for credit losses           $    16,728   $  244,489
  Cost related to securitizations           491,935      727,443
  Other                                       3,883       61,769
  Net operating loss carryforwards        2,792,067    8,023,325
                                        -------------------------
     Gross deferred tax assets            3,304,613    9,057,025
                                        -------------------------
Deferred tax liabilities:
  Gain on securitizations                 5,242,372   11,849,562
  Other                                     137,794      298,126
                                        -------------------------
     Gross deferred tax liabilities       5,380,166   12,147,688
                                        -------------------------
                                          2,075,553    3,090,663
Unrealized appreciation on                        -      540,525
interest-only strip receivables
                                        -------------------------
Net deferred tax liabilities             $2,075,553   $3,631,188
                                        =========================


        At December 31, 1997, the Company had tax net operating loss carryforwards of approximately $23,598,000 expiring in fiscal years 2009 through 2012.

8. STOCKHOLDERS' EQUITY

        Effective May 30, 1996, the Board of Directors adopted restated articles of incorporation, which authorized 25,000,000 shares of no par value common stock and 5,000,000 shares of no par value preferred stock.

Stock Based Compensation Plan

        The Company grants stock options under a stock-based incentive compensation plan (the "Option Plan"). The Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for the Option Plan. In 1995, SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") was issued, which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Option Plan. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has decided not to elect these provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the expense recognition provisions of SFAS 123 are required by SFAS 123 and are presented below.

        Under the Option Plan, the Company is authorized to issue shares of Common Stock pursuant to "Awards" granted in various forms, including incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, and other similar stock-based Awards. The Company granted stock options in 1996 and 1997 under the Option Plan in the form of non-qualified stock options.

Stock Options

        The Company has granted stock options to employees and directors. The stock options granted in 1996 and 1997 have contractual terms of 10 years. All options granted to the employees and directors have an exercise price no less than the fair market value of the stock at grant date. The options granted vest 33.33% per year, beginning on the first anniversary of the date of grant. In accordance with APB 25, the Company has not recognized any compensation cost for the stock options granted.

        A summary of the status of the Company's stock options for the years ended December 31, 1996 and 1997 is presented below:

                                       # Shares of              Average
                                     Underlying Options      Exercise Price
                                   --------------------------------------
Outstanding at December 31, 1995                   -                  -
  Granted                                     297,500             $10.11
                                   --------------------------------------
Outstanding at December 31, 1996              297,500              10.12
  Granted                                      93,000               5.67
  Exercised                                        -             -
  Forfeited                                  -119,500               9.50
                                   --------------------------------------
Outstanding at December 31, 1997              271,000             $ 8.85
                                   ======================================
Options exercisable at end of
   period                                      64,329             $10.17
                                   ======================================

                                                             Weighted           Weighted
                                       # Shares of            Average            Average
Range of Exercise Prices           Underlying Options       Remaining Life    Exercise Price
-------------------------------------------------------------------------------------------
$2.00 to $2.99                                 11,000                9.4            $ 2.48
$3.00 to $3.99                                 14,000                9.6              3.59
$4.00 to $4.99                                 29,000                9.4              4.38
$8.00 to $8.99                                  3,000                9.1              8.88
$9.00 to $9.99                                112,000                9.0              9.82
$10.00 to $10.99                              102,000                8.9             10.48
                                   --------------------------------------------------------
  Total                                       271,000                9.0             $8.85
                                   ========================================================

        The fair value of each stock option and warrant granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1997: dividend yield of 0.00%; risk-free interest rates of 6.36%, the expected lives of options of 5 years; and a volatility of 63.51% for all grants.

Pro Forma Net Income and Net Income Per Common Share

        Had the compensation cost for the Company's Option Plan been determined consistent with SFAS 123, the Company's net income and net income per common share for 1996 and 1997 would approximate the pro forma amounts below:

                                          Year Ended December 31,
                                           1996         1997
                                        -------------------------
SFAS 123 charge, pre-tax:
  As reported                            $        -    $       -
  Pro Forma                                  33,343      375,086
APB 25 charge:
  As reported                                     -            -
  Pro Forma                                       -            -
Net income:
  As reported                             3,584,886    1,859,464
  Pro Forma                               3,562,991    1,616,833
Net income per common share (basic):
  As reported                                $ 0.62        $0.29
  Pro Forma                                    0.62         0.25
Net income per common share (diluted):
  As reported                                   .62          .28
  Pro Forma                                     .61          .23



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

        In addition to subordinated debt issued March 12, 1996, which was not outstanding at December 31, 1996, a detachable warrant was issued to an individual for the purchase of 18,811 shares of common stock at an exercise price equal to the fair market value as of March 12, 1996, the date of grant. Management has determined that the fair value of the warrant at its issuance date was de minimus. This warrant was excercised during 1997.

        In addition to senior secured convertible notes issued June 30, 1997, the Company issued warrants, which upon exercise allow the holders to purchase up to 200,000 shares of common stock at $4.225 per share. The warrants are exercisable to the extent the holders thereof purchase up to $10,000,000 of the Company's subordinated asset-backed securities before June 30, 1998. To date, the holders have purchased $5.8 million of subordinated asset-backed securities.

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

There were no shares of preferred stock issued or outstanding during the years ended December 31, 1996 and 1997.

Earnings Per Share

        Effective for periods ended December 31, 1997, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", which establishes standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock. SFAS No. 128 simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, "Earnings Per Share", and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share differs from basic earnings per share due to the assumed conversions of dilutive options, warrants and convertible debt that were outstanding during the period. EPS for periods ended prior to December 31, 1997 has been restated to conform with the requirements of SFAS No. 128.

        Earnings per share is calculated as follows:

                                                          Income          Shares       Per-Share
                                                        (Numerator)   (Denominator)     Amount
                                                       -------------- --------------- ------------
Year Ended December 31, 1995:
  Net income                                                $873,487
                                                       --------------
  Basic EPS:
    Income available to common shareholders                  873,487       5,190,159        $0.17
                                                                                      ============
  Effect of dilutive securities
    Warrants
    Incentive stock options
  Diluted EPS:
    Income available to common shareholders +
                                                       ------------- ---------------  ------------
    assumed conversions                                     $873,487       5,190,159        $0.17
                                                       ============== =============== ============
Year Ended December 31,1996:
  Net income                                              $3,584,886
                                                       --------------
  Basic EPS:
    Income available to common shareholders                3,584,886       5,791,189        $0.62
                                                                                      ============
  Effect of dilutive securities
    Warrants                                                                  16,470
    Incentive stock options                                                    1,498
  Diluted EPS:
    Income available to common shareholders +
                                                       -------------- ---------------
    assumed conversions                                   $3,684,886       5,809,157        $0.62
                                                       ============== =============== ============
Year Ended December 31,1997:
  Net income                                              $1,859,464
                                                       --------------
  Basic EPS:
    Income available to common shareholders                1,859,464       6,516,056        $0.29
                                                                                      ============
  Effect of dilutive securities
    Warrants                                                                  16,590
    Incentive stock options                                                    4,994
   18% convertible notes payable                            119,460         428,238
  Diluted EPS:
    Income available to common shareholders +
                                                       -------------- ---------------
    assumed conversions                                   $1,978,924       6,965,877        $0.28
                                                       ============== =============== ============

        Effective May 30, 1996, the Board of Directors of the Company voted to effect a 767.8125-for-1 stock split. All share information and earnings per share calculations for the periods presented in the financial statements herein, and the notes hereto, have been retroactively restated for such stock split.

9. RELATED PARTY TRANSACTIONS

        Prior to January 1, 1996 the Company shared certain general and administrative expenses with AutoBond, Inc. ("ABI"), which was founded and is 100% owned by the Chief Executive Officer ("CEO") of the Company. The CEO owns 55.9% of the Company. Each entity was allocated expenses based on a proportional cost method, whereby payroll costs were allocated based on management's review of each individual's responsibilities, and costs related to office space and equipment rentals were based on management's best estimate of usage during the year. Miscellaneous expenses were allocated based on the specific purposes for which each expense related. Management believes the methods used to allocate the general and administrative expenses shared with ABI were reasonable, and that the expenses reported in the financial statements after the ABI allocations approximate the expenses that would have been incurred on a stand-alone entity basis. Total expenses allocated to the Company from ABI amounted to approximately $2,163,000 for the year ended December 31, 1995. Additionally, neither the Company nor any of its affiliates had paid any compensation to its CEO during 1995; however, management of the Company commenced compensation payments to the CEO during the latter half of 1996 (see Note 11). The Company estimated that a reasonable amount of compensation to pay the CEO on a stand-alone entity basis would approximate $100,000 for the year ended December 31, 1995.

        The Company and ABI entered into a management agreement dated as of January 1, 1996 (the "ABI Management Agreement") which requires ABI to pay an annual fee of $50,000 to the Company for services rendered by it or the Company's employees on behalf of ABI as follows: (i) monitoring the performance of certain partnership interests owned by ABI and its sole shareholder, (ii) certain cash management services, including the advancing of funds to pay ABI's ordinary business expenses and (iii) providing advice as to regulatory compliance. The ABI Management Agreement also provides that the Company will perform certain accounting functions on behalf of ABI including (i) maintenance of financial books and records, (ii) monitoring of cash management functions,
(iii) preparation of financial statements and tax returns and (iv) providing advice in connection with retention of independent accountants. The ABI Management Agreement further provides for the reimbursement of advances made by the Company for out-of-pocket costs and expenses incurred on behalf of ABI. Amounts due to the Company under the ABI Management Agreement amounted to $143,547 at December 31, 1996.

        Since July 1994, ABI has also provided certain administrative services to Intercontinental Brokerage Inc. ("Intercontinental"), an independent insurance broker, in connection with Intercontinental's obligations as administrator of pools of finance contracts subject to the Interstate Policy,. ABI received fees from Intercontinental totaling approximately $752,000 for the period from July 1994 to March 1997, including with respect to finance contracts as to which the Company has paid administrative fees to Intercontinental. Since March 1997, the Company has elected not to insure finance contracts under the Interstate Policy and ABI will not receive any future fees from Intercontinental with respect to such finance contracts.

        Certain executive officers received (repaid) advances from the Company totaling $137,359, $81,712 and ($224,479) during the years ended December 31, 1995, 1996, and 1997. The outstanding advances, provided on a non-interest-bearing basis without repayment terms, are shown as a reduction of shareholders' equity.

10. EMPLOYMENT AGREEMENTS

        The Company and its chief operating officer ("COO") entered into an employment agreement dated November 15, 1995 and effective from such date through November 15, 1998. This agreement is automatically extended unless the Company gives six months notice of its intent not to extend the terms of the agreement. This agreement provides for a minimum monthly salary of $12,500, together with shares of the Company's common stock, issued January 1, 1996, equal to 10% of the outstanding shares after giving effect to the shares issued to the COO. Half of such issued shares were not subject to forfeiture whereas the remaining 50% were subject to forfeiture until November 15, 1997. The Company valued the shares issued January 1, 1996 based on an independent appraisal of the Company as of November 15, 1995, the measurement date, and recorded an increase to additional paid-in capital and deferred compensation of $138,500. Deferred compensation is amortized on a straight-line basis over the two forfeiture periods ending November 15, 1997 resulting in compensation expense of $75,742, $51,336 and $11,422 for the years ended December 31, 1995, 1996 and 1997, respectively.

        The Company and its chief executive officer ("CEO") also entered into an employment agreement dated May 31, 1996, and effective from such date for five years. The agreement provides for compensation at a base salary of $240,000 per annum, which may be increased and may be decreased to an amount of not less than $240,000, at the discretion of the Board of Directors. The agreement entitles the CEO to receive the benefits of any cash incentive compensation as may be granted by the Board to employees, and to participate in any executive bonus or incentive plan established by the Board of Directors. The agreement also provides the CEO with certain additional benefits. The agreement automatically terminates upon (i) the death of the CEO, (ii) disability of the CEO for six continuous months together with the likelihood that the CEO will be unable to perform his duties for the following continuous six months, as determined by the Board of Directors, (iii) termination of the CEO "for cause" (which termination requires the vote of a majority of the Board) or (iv) the occurrence of the five-year expiration date provided, however, the agreement may be extended for successive one-year intervals unless either party elects to terminate the agreement in a prior written notice.

        The CEO may terminate his employment for "good reason" as defined in the agreement. In the event of the CEO's termination for cause, the agreement provides that the Company shall pay the CEO his base salary through the date of termination and the vested portion of any incentive compensation plan to which the CEO may be entitled. Other than following a change in control, if the Company terminates the CEO in breach of the agreement, or if the CEO terminates his employment for good reason, the Company must pay the CEO: (i) his base salary through the date of termination; (ii) a severance payment equal to the base salary multiplied by the number of years remaining under the agreement; and
(iii) in the case of breach by the Company of the agreement, all other damages to which the CEO may be entitled as a result of such breach, including lost benefits under retirement and incentive plans. In the event of the CEO's termination following a change in control, the Company is required to pay the CEO an amount equal to three times the sum of (i) his base salary, (ii) his annual management incentive compensation and (iii) his planned level of annual perquisites. The agreement also provides for indemnification of the CEO for any costs or liabilities incurred by the CEO in connection with his employment.

11. LEASES

        The Company leases property under capital leases as follows:

                                     December 31,
                                 1996          1997
                               --------------------------
Furniture                       $        -      $49,606
                                         -
Equipment                                -      515,891
Less: Accumulated
  depreciation                           -      (92,941)
                               --------------------------
                                $        -     $472,556
                               ==========================

        Future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 1997 follow:

Year ending December 31,
-------------------------
  1998                                         $ 226,385


  1999                                           217,329
  2000                                           129,173
                                              -----------
Total minimum lease payments                     572,887
Less: amounts representing interest              (71,872)
                                              -----------
Present value of net minimum lease
payments                                       $ 501,015
                                              ===========


        Future minimum lease payments under operating leases (which reflect leases having noncancelable lease terms in excess of one year) as of December 31, 1997 follow:

Year ending December 31,
--------------------------
  1998                                       $610,926
  1999                                        743,838
  2000                                        716,583
  2001                                        623,488
  2002                                        562,356
  Later years                               1,312,163
                                           -------------
Total                                      $4,569,354
                                           =============


        Rental expense under operating leases for the years ended December 31, 1995, 1996 and 1997 were approximately $351,000, $524,000 and $371,555, respectively.

12. COMMITMENTS AND CONTINGENCIES

        The Company is required to represent and warrant certain matters with respect to the finance contracts sold to the Trusts, which generally duplicate the substance of the representations and warranties made by the dealers in connection with the Company's purchase of the finance contracts. In the event of a breach by the Company of any representation or warranty, the Company is obligated to repurchase the finance contracts from the Trust at a price equal to the remaining principal plus accrued interest. The Company repurchased finance contracts totaling $619,520 from a Trust during 1997. Of the total amount of these finance contracts, $190,320 was purchased from one dealer. Although the Company has requested that this dealer repurchase such contracts, the dealer has refused. The Company has commenced litigation against such dealer.

        The Company is the plaintiff or the defendant in several legal proceedings that its management considers to be the normal kinds of actions to which an enterprise of its size and nature might be subject, and not to be material to the Company's overall business or financial condition, results of operations or cash flows.

        The Company is taking actions to provide that their computer systems are capable of processing for the periods in the year 2000 and beyond. The costs associated with this are not expected to significantly affect operating cash flow; however, the nature of their business requires that they rely on external vendors and services who may not be year 2000 compliant. Therefore, there is no assurance that the Company's actions in this regard will be successful.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Interest-Only Strip Receivables

        The fair value of interest-only strip receivables is based on discounted future net cash flows utilizing a discount rate that market participants would use for financial instruments with similar risks. Due to the nature of this financial instrument and the relative recency of the securitization transaction date, the carrying amount approximates fair value.

Revolving Credit Borrowings, Notes Payable and Repurchase Agreement

        The fair value of the Company's debt is based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities and characteristics. The revolving credit lines are variable rate loans, resulting in a fair value that approximates carrying cost at December 31, 1997.

        The estimated fair values of the Company's financial instruments at December 31, 1996 and 1997 are as follows:

                                       December 31, 1996           December 31, 1997
                                     Carrying        Fair        Carrying        Fair
                                      Amount        Value         Amount        Value
                                   ------------- ------------- ------------- -------------
Cash and cash equivalents            $4,121,342   $ 4,121,342   $  159,293   $   159,293
Finance contracts held for sale         228,429       228,429    1,366,114     1,366,114
Class B certificates                 10,465,294    10,465,294    7,878,306     7,878,306
Interest-Only Strip Receivables       4,247,274     4,247,274    9,352,641     9,352,641
Revolving credit facilities                   -             -    7,639,201     7,639,201
Notes payable                        10,174,633    10,174,633    9,841,043     9,841,043

14. Supplemental Cash Flow Disclosures

        Supplemental cash flow information with respect to payments of interest is as follows:

                   Year Ended December 31,
                 1995        1996        1997
              -----------------------------------
Interest paid  $2,099,867  $1,885,322  $3,771,566

        No income taxes were paid during fiscal 1995, 1995 or 1997. The Company entered into capital leases totaling $565,497 during the year ended December 31, 1997.

15. SUBSEQUENT EVENTS

        The Company entered into an employment agreement, dated as of January 1, 1998, with a former outside director to serve as a consultant to the Company until February 1, 1998, whereupon he agreed to become President of the Company for a period of three years. The agreement provides for compensation at a base salary of $200,000 per annum, with a one time signing bonus of $100,000 and additional performance bonuses of up to $25,000 per quarter, as approved by the CEO and the Compensation Committee. In addition, the President received options under the Option Plan to purchase 100,000 shares of the Company's common stock, along with an agreement to grant additional options to purchase 50,000 of the Company's common stock on December 1, 1998. The agreement automatically terminates upon
(i) the death of the President, (ii) the disability of the President, which continues for a period of six months, (iii) "for cause," (iv) at the President's option, or (v) at the Company's option. Upon such termination, the Company is obligated to pay the President his accrued base pay through the date of such termination, unless terminated by the Company without cause, whereupon he would be entitled to his base pay for the remainder of the year in which such termination occurred. Pursuant to a separate Severance Agreement, dated as of February 1, 1998, upon the occurrence of a "change in control" the Company must pay the President a lump sum payment equal to the sum of the base pay plus any incentive pay for that year, plus the Company will arrange to provide, for a period of twelve months following the termination date, such employee benefits as are substantially similar to those that he was receiving or entitled to receive immediately prior to such termination date.

        During January 1998, the Company privately placed $7,500,000 in aggregate principal amount of senior subordinated notes (the "subordinated notes") to an affiliate of BankBoston, N.A. The subordinated notes bear interest at 15% per annum, mature on February 1, 2001 and are convertible into up to 368,462 shares of the Company's common stock at a price of $3.30 per share (subject to adjustment). Although the subordinated notes contain customary restrictive covenants, they do not prohibit the Company from paying dividends on the preferred stock out of earnings legally available therefor. In addition, the Company issued to the purchaser a warrant to purchase such shares to the extent the notes have not been converted prior to maturity. Net proceeds from the sale of the subordinated notes were used (i) to pay short-term liabilities, (ii) to repay the Company's 18% convertible notes and (iii) for working capital purposes.

        On February 20, 1998, the Company issued 1,000,000 shares of preferred stock in a public offering at a price of $10 per share. The net proceeds from the issuance and sale of preferred stock amounted to approximately $9,000,000 after deducting underwriter discounts and issuer expenses. Portions of the net proceeds will be used (i) for the acquisition and financing of finance contracts, including the funding of reserves and other credit enhancements and
(ii) for working capital and general corporate purposes. The underwriters of the Company's public offering purchased an additional 125,000 shares of the Company's preferred stock at $10 per share by exercising their entire over-allotment option on February 27, 1998. The net proceeds from the issuance and sale of the over-allotment of shares amounted to approximately $1,125,000.



16. Selected Quarterly Data (unaudited)

        The following financial data summarizes quarterly results for the Company for the year ended December 31, 1997:


                                                   Three Months Ended
                              -----------------------------------------------------------------------
                                March 31          June 30          September 30        December 30

Fiscal 1997

   Total revenues              $4,228,664         $6,110,826       $6,370,219          $6,161,592
   Net income                     179,028            966,869          511,814             201,753
   Earnings per common share
     basic and diluted                .03                .15              .08                  .03


                                   SCHEDULE II

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                        VALUATION AND QUALIFYING ACCOUNTS

                                                             Additions
                                               Balance       Charged                       Balance
                                               at Beginning  Cost and                      at End
Description                                    of Period     Expenses      Deductions(1)   of Period
-----------                                   --------------------------------------------------------
Allowance for credit losses:
  Year ended December 31, 1995                   $ 45,000     $  48,702     $         -    $ 93,702
  Year ended December 31, 1996                     93,702       412,387       (480,889)      25,200
  Year ended December 31, 1997                     25,200       612,715       (187,793)     450,122

-----------
(1) Deductions were write-offs of uncollectible finance contracts