Form 10-Q
period 1998-03-31
AUTOBOND ACCEPTANCE CORP
filed 1998-05-15
CIK 1014747

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ______________ to ______________

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

Yes    X     No
    ------      ------

AS OF MAY 12, 1998, THERE WERE 6,531,311 SHARES OF THE REGISTRANT'S COMMON STOCK, NO PAR VALUE, OUTSTANDING.

TABLE OF  CONTENTS

PART I - FINANCIAL INFORMATION........................................................3

ITEM 1.  FINANCIAL STATEMENTS.........................................................3
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS...........................................................................11

PART II.  OTHER INFORMATION..........................................................28

ITEM 1. LEGAL PROCEEDINGS............................................................28
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS....................................28
ITEM 3. DEFAULTS UPON SENIOR SECURITIES..............................................30
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................30
ITEM 5. OTHER INFORMATION............................................................30
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.............................................30

EXHIBIT 27.1.........................................................................33

SIGNATURES...........................................................................34


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                      DECEMBER 31,        MARCH 31,
                                                          1997              1998
                                                   -------------------------------------

                      ASSETS
                      ------
Cash and cash equivalents                                $    159,293    $       60,873
Restricted funds                                            6,904,264        12,539,071
Finance contracts held for sale, net                        1,366,114         3,084,818
Collateral acquired, net                                      150,908           244,406
Class B certificates                                        7,878,306         7,899,649
Retained interest in beneficial interest of trust           5,083,213         8,789,925
Interest-only strip receivables                             9,427,986        10,092,548
Debt issuance cost                                            605,847         2,522,025
Trust receivable                                            9,627,144         8,861,634
Other assets                                                1,830,410         2,978,144
                                                   -------------------------------------
        Total assets                                      $43,033,485       $57,073,093
                                                   =====================================

       LIABILITIES AND SHAREHOLDERS' EQUITY
       ------------------------------------
Liabilities:
  Revolving credit facilities                             $ 7,639,201      $  4,679,740
  Notes payable                                             9,841,043        15,237,728
  Accounts payable and accrued liabilities                  3,386,685         1,509,271
  Bank overdraft                                            2,936,883         3,168,151
  Payable to affiliates                                       554,233         2,452,175
  Deferred income taxes                                     3,504,249         3,435,284
                                                   -------------------------------------
     Total liabilities                                    $27,862,294       $30,482,349
                                                   -------------------------------------

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value; 5,000,000 shares
  authorized; no shares and 1,125,000 shares of
  15% Series A cumulative preferred stock, $10
  liquidation preference, issued and outstanding,
  respectively                                            $         -       $11,250,000
Common stock, no par value; 25,000,000 shares
  authorized, 6,531,311 shares issued and outstanding           1,000             1,000
Additional paid-in capital                                  8,781,669         9,133,241
Due from shareholders                                        (187,555)         (210,055)
Unrealized appreciation on interest-only strip
  receivables                                               1,049,256         1,010,875
Retained earnings                                           5,526,821         5,405,683
                                                   -------------------------------------
     Total shareholders' equity                            15,171,191        26,590,744
                                                   -------------------------------------

        Total liabilities and shareholders' equity        $43,033,485       $57,073,093
                                                   =====================================

The accompanying notes are an integral part of the consolidated financial statements.

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                    1997               1998
                                                                 -----------------------------

Revenues:
  Interest income                                                $   514,092         $1,138,498
  Gain on sale of finance contracts                                3,575,747          3,867,941
  Servicing fee income                                               191,819            506,593
  Other income (loss)                                                  6,913           (161,874)
                                                                 ------------------------------
   Total revenues                                                  4,288,571          5,351,158
                                                                 ------------------------------
Expenses:
  Provision for credit losses                                              -            100,000
  Interest expense                                                   872,625          1,290,405
  Salaries and benefits                                            1,539,654          2,397,765
  General and administrative                                       1,216,024          1,084,264
  Other operating expenses                                           389,014            649,054
                                                                 ------------------------------
   Total expenses                                                  4,017,317          5,521,488
                                                                 ------------------------------
Income before income taxes                                           271,254           (170,330)
Provision for income taxes                                            92,226            (49,192)
                                                                 ------------------------------
      Net income (loss)                                              179,028           (121,138)
Other comprehensive income (loss), net of tax:
  Unrealized appreciation (depreciation) on interest-only strip
    receivables                                                      203,409            (38,381)
                                                                 ------------------------------
   Other comprehensive income (loss)                                 203,409            (38,381)
                                                                 ------------------------------
      Comprehensive income (loss)                                 $  382,437          $(159,519)
                                                                 ==============================

Earnings per common share basic:
      Net income (loss)                                                $0.03             $(0.05)
                                                                 ==============================

Earnings per common share diluted:
      Net income (loss)                                                $0.03             $(0.05)
                                                                 ==============================

The accompanying notes are an integral part of the consolidated financial statements.

--------------------------------------------------------------------------------
                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED MARCH 31,
                                                                1997          1998

Common stock shares:
  Beginning of period                                           6,512,500     6,531,000
  End of period                                                 6,512,500     6,531,000
                                                            ============================

Preferred stock
  Beginning balance                                           $         -   $         -
  Issuance of  preferred stock in public offering                       -    11,250,000
  Ending balance                                                        -    11,250,000

Common stock:
  Beginning balance                                                 1,000         1,000
  Ending balance                                                    1,000         1,000

Additional paid-in capital:
  Beginning balance                                             8,617,466     8,781,669
  Issuance of preferred stock in public offering                         -   (1,566,559)
  Issuance/exercise of common stock warrants                            -     1,981,131
  Ending balance                                                8,617,466     9,133,241

Deferred compensation:
  Beginning balance                                               (11,422)            -
  Amortization of deferred compensation                             3,427             -
  Ending balance                                                   (7,995)            -

Due from shareholders:
  Beginning balance                                              (378,618)     (187,555)
  Payments from (to) shareholders                                 232,738       (22,500)
  Ending balance                                                 (145,880)     (210,055)

Unrealized appreciation on interest-only strip receivables:
  Beginning balance                                                     -     1,049,256
  Increase (decrease) in unrealized appreciation                  203,409       (38,381)
  Ending balance                                                  203,409     1,010,875

Retained earnings:
  Beginning balance                                             3,913,768     5,526,821
  Net income (loss)                                               179,028      (121,138)
  Ending balance                                                4,092,796     5,405,683

                                                            ============================
Total shareholders' equity                                    $12,760,796   $26,590,744
                                                            ============================


The accompanying notes are an integral part of the consolidated financial statements.
-------------------------------------------------------------------------

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED MARCH 31,
                                                               1997           1998
                                                           -----------------------------

Cash flows from operating activities:
  Net income (loss)                                         $    179,028    $  (121,138)
  Adjustments to reconcile net income to net cash used in
    operating activities:
   Amortization of finance contract acquisition discount         (11,472)             -
     and insurance
   Amortization of deferred compensation                           3,427              -
   Amortization of debt issuance costs                           211,120        347,651
   Provision for credit losses                                         -        100,000
   Depreciation and amortization                                  46,305        117,368
   Deferred income taxes                                          92,225        (49,192)
   Accretion of interest-only strip receivables                        -       (127,980)
   Impairment of interest-only strip receivables                       -        288,023
   Unrealized (gain) loss on Class B certificates                (6,913)       (116,076)
  Changes in operating assets and liabilities:
   Other assets                                               (2,900,541)    (1,265,102)
   Class B certificates                                          786,134         94,733
   Retained interest in beneficial interest of trust                   -      3,706,712
   Interest-only strip receivables                            (1,964,764)      (882,759)
   Accounts payable and accrued liabilities                     (425,183)    (1,877,414)
   Due to/due from affiliates                                    (54,998)     1,897,942
   Purchases of finance contracts                            (32,968,892)   (26,908,321)
  Sales of finance contracts                                  27,092,951     24,455,666
  Repayments of finance contracts                                204,481        526,936
                                                           -----------------------------
  Net cash used in operating activities                       (9,717,092)    (7,226,375)
                                                           -----------------------------
Cash flows from investing activities:
  Increase in restricted funds                                (2,712,832)    (5,634,807)
  Advances to AutoBond Receivables Trusts                       (659,338)       765,510
  Decrease (increase) in due from shareholders                   258,038        (22,500)
  Disposal proceeds from collateral acquired                      67,020         13,517
                                                           -----------------------------
  Net cash used in investing activities                       (3,047,112)    (4,878,280)
                                                           -----------------------------
Cash flows from financing activities:
  Net borrowings (payments) on revolving credit facilities     9,530,904     (2,959,461)
  Debt issuance costs                                           (362,974)    (2,263,829)
  Proceeds from notes payable                                     15,150      7,650,000
  Payments on notes payable                                     (765,160)    (2,253,315)
  Increase (decrease) in bank overdraft                          830,998        231,268
  Proceeds from public offering of preferred stock, net                -      9,683,441
  Issuance/exercise of common stock warrants                           -      1,918,131
                                                           -----------------------------
Net cash provided by financing activities                      9,248,918     12,006,235
                                                           -----------------------------
Net increase (decrease) in cash and cash equivalents           3,515,286        (98,420)
Cash and cash equivalents at beginning of period               4,121,342        159,293
                                                           -----------------------------
Cash and cash equivalents at end of period                  $    606,056   $     60,873
                                                           =============================

The accompanying notes are an integral part of the consolidated financial statements.

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

        The consolidated financial statements of AutoBond Acceptance Corporation ("the Company") included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to regulations. In the opinion of management, the financial statements reflect all adjustments (of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Results for interim periods are not necessarily indicative of the results for a full year. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1997 (SEC File Number 000-21673). Certain data from the prior year has been reclassified to conform to 1998 presentation.

2. ADJUSTMENT OF FINANCIAL STATEMENTS FOR PRIOR PERIOD

        The Company has accounted for and reported as a prior period adjustment an item of profit and loss related to the correction of a mistake in the consolidated financial statements during the fourth quarter for the year ended December 31, 1997. The error involved the misidentification of funds collected on finance contracts as allocable to an on-balance sheet warehouse facility rather than a securitization trust, resulting in an overstatement of revenues recorded by the Company. This mistake occurred in connection with the transfer of servicing from a third party servicer to in-house personnel and technology. This accounting mistake was identified by the Company's accounting personnel. The effect of this prior period adjustment is as follows:

                                        Year Ended December 31, 1997
                                        ----------------------------
                               Previously    Prior Period         Restated
                                Reported      Adjustment           Balance
                               ---------------------------------------------
                                           (Unaudited)

Income before income taxes     $2,874,574     $(373,351)          $2,501,223
Provision for income taxes      1,015,110      (126,940)             888,170
                               ---------------------------------------------
Net income (loss)              $1,859,464     $(246,411)          $1,613,053
                               =============================================

Earnings (loss) per common
 share:
  Basic                             $0.29        $(0.04)               $0.25
  Diluted                            0.28         (0.03)                0.25
                               =============================================

Retained earnings              $5,773,232     $(246,411)          $5,526,821
                               =============================================



3. EARNINGS PER SHARE

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

4. FINANCE CONTRACTS HELD FOR SALE

        The following amounts are included in finance contracts held for sale as of:

                               December 31, 1997    March 31, 1998
                               -----------------------------------
                                        (Unaudited)

Unpaid principal balance          $1,946,135         $3,657,367
Contract acquisition discounts      (129,899)          (330,447)
Allowance for credit losses         (450,122)          (242,102)
                               -----------------------------------
                                  $1,366,114         $3,084,818
                               ===================================



5. INTEREST-ONLY STRIP RECEIVABLE

        The changes in the interest-only strip receivable follow:


                                         Three Months
                                             Ended
                                        March 31, 1998
                                      ------------------
                                          (Unaudited)

Beginning balance                           $ 9,427,986
Unrealized appreciation                         (58,153)
Additions from securitization
  transactions                                  882,758
Accretion of discount                           127,980
Impairment charge                              (288,023)
                                            -----------
Ending balance                              $10,092,548
                                            ===========



        The Company periodically reviews the fair value of the interest-only strip receivables. The difference in the fair value of securities available for sale and the historical carrying value on a disaggregated basis, where any reduction in value does not result in a permanent impairment, is recognized as an adjustment to stockholders' equity. The cumulative adjustment amounted to a net unrealized gain of $1,531,629, net of related tax effect of $520,754, on the valuation of the interest-only strip receivables as of March 31, 1998. Additionally, the Company recorded a charge against earnings for permanent impairment of interest-only strip receivables, determined on a disaggregated basis, of $288,023 for the three months ended March 31, 1998.

6. REVOLVING CREDIT FACILITIES

        At March 31, 1998, the Company had an outstanding balance of $2,452,202 on a $10.0 million revolving credit facility (the "Sentry Facility") with Sentry Financial Corporation ("Sentry"), which expires on December 31, 2000. The proceeds from borrowings under the Sentry Facility are used to acquire finance contracts, to pay applicable credit default insurance premiums and to make deposits to a reserve account with Sentry. The Company pays a utilization fee of up to 0.21% per month on the average outstanding balance under the Sentry Facility. The Sentry Facility also requires the Company to pay up to 0.62% per quarter on the average unused balance. Interest is payable monthly and accrues at a per annum rate of prime plus 1.75% (10.25% at March 31, 1998).

        The Sentry Facility contains certain conditions and imposes certain requirements, including, among other things, minimum net worth and cash and cash equivalent balances in the reserve accounts. Under the Sentry Facility, the Company incurred interest expense of $84,960 for the three months ended March 31, 1998. The Sentry Facility was amended in May 1998 to add additional representations, covenants, a general release of Sentry, the guarantee of William O. Winsauer, and the right of Sentry to refuse future advances at its discretion.

        The Company and its wholly owned subsidiary, AutoBond Funding Corporation II, entered into a $50 million revolving warehouse facility (the "Daiwa Facility") with Daiwa Finance Corporation ("Daiwa") effective as of February 1, 1997. Advances under the Daiwa Facility matured on the earlier of 120 days following the date of the advance or March 31, 1998. The proceeds from the borrowings under the Daiwa Facility were used to acquire finance contracts and to make deposits to a reserve account. The Daiwa Facility is collateralized by the finance contracts acquired with the outstanding advances. The Daiwa Facility does not require that the finance contracts funded be covered by default deficiency insurance. Interest was payable at the lesser of (x) 30 day LIBOR plus 1.15% or (y) 11% per annum. The Company also pays a non-utilization fee of .25% per annum on the unused amount of the line of credit. Pursuant to the Daiwa Facility, the Company paid a $243,750 commitment fee. The debt issuance cost was amortized as interest expense on a straight line basis through March 1998. The Daiwa Facility contains certain covenants and representations similar to those in the agreements governing the Company's existing securitizations including, among other things, delinquency and repossession triggers.

        At March 31, 1998, advances under the Daiwa Facility totaled $47,000,000, all of which but $2,227,538 had been securitized through AutoBond Master Funding Corporation as described in the next paragraph. The Company incurred interest expense under the Daiwa Facility of approximately $200,979 during the three months ended March 31, 1998. The Company had no credit availability under the Daiwa Facility at March 31, 1998 (its expiration date). Daiwa has extended the maturity of the current advances outstanding to May 31, 1998 and in consideration thereof, the Company agreed to pay interest at the lesser of (x) 30 day LIBOR plus 4.00% (9.69% at March 31, 1998) or (y) 11% per annum.

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

        On December 31, 1997, the Company entered into a similar warehouse/securitization arrangement with Credit Suisse First Boston Mortgage Capital L.L.C. ("CSFB"), whereby $12.5 million of finance contracts were sold to a qualifying unconsolidated special purpose subsidiary, AutoBond Master Funding Corporation II. These finance contracts secured variable funding notes in the initial amount of $11.3 million ($9.8 million at March 31, 1998). Unless converted into a term securitization, these notes were scheduled to mature on April 30, 1998. The Company is currently negotiating with CSFB an extension of such maturity to May 29, 1998. If such an extension is not granted, CSFB could declare an event of default and foreclose on the underlying pool of finance contracts, thereby impairing the Company's interest-only strip receivable, as well as servicing fees, in respect of such pool. These variable funding notes bear interest at LIBOR plus 3.00% per annum. Pursuant to its agreement with CSFB, on January 30, 1998, the Company paid down the variable funding notes in the amount of $730,000.

        On March 31, 1998, the Company entered into a similar warehouse/securitization arrangement with Infinity Investors Limited ("Infinity"), whereby $7.156 million of finance contracts were sold to a qualifying unconsolidated special purpose subsidiary, AutoBond Master Funding Corporation IV. These finance contracts secured variable funding notes in the initial amount of $6.455 million, increasing up to $10 million. Unless converted into a term securitization, these notes are scheduled to mature on June 30, 1998. These variable funding notes bear interest at 10% per annum through May 31, 1998 and thereafter at 17% per annum. In connection with the transaction with Infinity, the Company issued a warrant to purchase up to 100,000 shares of Common Stock, at an exercise price of $8.73 per share.

7. NOTES PAYABLE

        The following amounts are included in notes payable as of:

                                December 31, 1997    March 31, 1998
                                -----------------------------------
                                          (Unaudited)

Notes payable,collateralized
   by Class B Certificates         $7,783,219       $ 7,688,486
Subordinated notes payable                  -         7,500,000
Convertible notes payable           2,000,000                 -
Other notes payable                    57,824            49,242
                               --------------------------------
                                   $9,841,043       $15,237,728
                               ================================


        Pursuant to the an agreement (the "Securities Purchase Agreement") entered into on June 30, 1997, the Company issued by private placement $2,000,000 in aggregate principal amount of senior secured convertible notes ("convertible notes"). Interest is payable quarterly at a rate of 18% per annum until maturity on June 30, 2000. If the Company pays down the convertible notes in full prior to June 30, 1998, the holders will have no conversion rights. The convertible notes, collateralized by the interest-only strip receivables from the Company's first four securitizations, are convertible into shares of common stock of the Company upon the earlier to occur of (x) an event of default on the convertible notes and (y) June 30, 1998, through the close of business on June 30, 2000, subject to prior redemption. The conversion price is equal to the outstanding principal amount of the convertible note being converted divided by the lesser of (x) $5.00 (as adjusted by the terms of the Securities Purchase Agreement) and (y) 85% of the average of the five lowest closing bid prices of the Company's common stock on the NASDAQ Stock Market, or such other exchange or market where the common stock is then traded during the 60 trading days immediately preceding the date the convertible note is converted or the applicable date of repayment (subject to adjustment under certain circumstances specified in the Securities Purchase Agreement). The Company also paid certain debt issuance costs to the purchaser totaling $25,000, which are being amortized as interest expense on a straight line basis through June 30, 2000. The Company paid off this debt in February 1998.

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

        In January 1998, the Company privately placed with BancBoston Investments, Inc. ("BancBoston") $7,500,000 in aggregate principal amount of its 15% senior subordinated convertible notes (the "Subordinated Notes"). Interest on the Subordinated Notes is payable quarterly until maturity on February 1, 2001. The Subordinated Notes are convertible at the option of the holder for up to 368,462 shares of Common Stock, at a conversion price of $3.30 per share, subject to adjustment under standard anti-dilution provisions. In the event of a change of control transaction, the holder of the Subordinated Notes may require the Company to repurchase the Subordinated Notes at 100% of the principal amount plus accrued interest. The Subordinated Notes are redeemable at the option of the Company on or after July 1, 1999 at redemption prices starting at 105% of the principal amount, with such premium reducing to par on and after November 1, 2000, plus accrued interest. The Subordinated Notes were issued pursuant to an Indenture, dated as of January 30, 1998 (the "Indenture") between the Company and BankBoston, N.A., as agent. The Indenture contains certain restrictive covenants including (i) a consolidated leveraged ratio not to exceed 2 to 1 (excluding non-recourse warehouse debt and securitization debt), (ii) limitations on restricted payments such as dividends (but excluding, so long as no event of default has occurred under the Indenture, dividends or distributions on the Preferred Stock), (iii) limitations on sales of assets other than in the ordinary course of business and (iv) certain financial covenants, including a minimum consolidated net worth test of $12 million (plus proceeds from equity offerings), a minimum ratio of earnings to interest of 1.5 to 1, and a maximum cumulative repossession ratio of 27%. Events of default under the Indenture include failure to pay, breach of covenants, cross-defaults in excess of $1 million, or material breach of representations or covenants under the purchase agreement with BankBoston. The Company capitalized debt issuance costs of $2,026,483, including the value of all warrants issued, in conjunction with this transaction. The debt issuance cost is being amortized as interest expense on a straight line basis through February 2001.

8. COMMITMENTS AND CONTINGENCIES

        The Company is required to represent and warrant certain matters with respect to the finance contracts sold to the securitization trusts, which generally duplicate the substance of the representations and warranties made by the dealers in connection with the Company's purchase of the finance contracts. In the event of a breach by the Company of any representation or warranty, the Company is obligated to repurchase the finance contracts from the securitization trusts at a price equal to the remaining principal plus accrued interest. The Company repurchased finance contracts totaling $619,520 from a securitization trust during 1997. Of the total amount of these finance contracts, $190,320 was purchased from one dealer. Although the Company has requested that this dealer repurchase such contracts, the dealer has refused. The Company has commenced litigation against such dealer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and the other financial data included herein. The financial information set forth below has been rounded in order to simplify its presentation. However, the ratios and percentages set forth below are calculated using the detailed financial information contained in the Financial Statements and the Notes thereto, and the financial data included elsewhere in this Form 10-Q. Results for interim periods are not necessarily indicative of the results for a full year. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1997 (SEC File Number 000-21673).

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

        The Company acquires finance contracts generally from franchised automobile dealers, makes credit decisions using its own underwriting guidelines and credit personnel and performs the collection function for finance contracts using its own collections department. The Company also acquires finance contracts from third parties other than dealers, for which the Company re-underwrites and collects such finance contracts in accordance with the Company's standard guidelines. The Company securitizes portfolios of these retail automobile installment contracts to efficiently utilize limited capital to allow continued growth and to achieve sufficient finance contract volume to allow profitability. The Company markets a single finance contract acquisition program to automobile dealers which adheres to consistent underwriting guidelines involving the purchase of primarily late-model used vehicles. The Company has experienced significant growth in its finance contract portfolio since it commenced operations in August 1994.

        The continued acquisition and servicing of sub-prime finance contracts by an independent finance company under current market conditions is a capital and labor intensive enterprise. Capital is needed to fund the acquisition of finance contracts and to effectively securitize them so that additional capital is made available for acquisition activity. While a portion of the Company's capital has been obtained with investment grade ratings at relatively low interest rates, the remainder is difficult to obtain and requires the Company to pay high coupons, fees and other issuance expenses, with a negative impact on earnings. The underwriting and servicing of a growing sub-prime finance contract portfolio requires a higher level of experienced personnel than that required for a portfolio of higher credit-quality consumer loans. Accordingly, the Company's growth in finance contract volume since inception has corresponded with a significant increase in expenses related to building the infrastructure necessary for effective underwriting and servicing, resulting in a decrease in net income for 1997 fiscal year as compared with 1996. Although the Company's assumption of all servicing functions in late 1997 is expected to increase servicing income, it is uncertain when the Company will begin to realize overall improvements in net income as the growth in acquisition volume continues, especially in view of the high cost of capital.

ADJUSTMENT OF FINANCIAL STATEMENTS FOR PRIOR PERIOD

        The Company has accounted for and reported as a prior period adjustment an item of profit and loss related to the correction of an error in the consolidated financial statements during the fourth quarter for the year ended December 31, 1997. The error involved commingling of funds collected on finance contracts belonging to the Company and to a securitization trust resulting in
(1) an overstatement of revenues recorded by the Company and (2) a failure to remit trust collections in a timely manner. The effect of this restatement follows:

                                    Year Ended December 31, 1997
                                    ----------------------------
                               Previously    Prior Period     Restated
                                Reported      Adjustment      Balance
                               ---------------------------------------
                                           (Unaudited)

Income before income taxes     $2,874,574     $(373,351)    $2,501,223
Provision for income taxes      1,015,110      (126,940)       888,170
                               ---------------------------------------
Net income                     $1,859,464     $(246,411)    $1,613,053
                               =======================================

Earnings per common share:
  Basic                             $0.29        $(0.04)         $0.25
  Diluted                            0.28         (0.03)          0.25
                               ---------------------------------------

Retained earnings              $5,773,232     $(246,411)    $5,526,821
                               =======================================



REVENUES

        The Company's primary sources of revenues consist of three components: interest income, gain on sale of finance contracts and servicing fee income.

        Interest Income. Interest income consists of the sum of two primary components: (i) interest income earned on finance contracts held for sale by the Company and (ii) interest income earned on Class B certificates. Other factors influencing interest income during a given fiscal period include (a) the annual percentage rate of the finance contracts acquired, (b) the aggregate principal balance of finance contracts acquired and funded through the Company's warehouse and other credit facilities prior to securitization, and (c) the length of time such contracts are funded by the warehouse and other credit facilities. Finance contract acquisition growth has had a significant impact on the amount of interest income earned by the Company.

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

        An impairment review of the interest-only strip receivable is performed quarterly by calculating the net present value of the expected future excess spread cash flows after giving effect to changes in assumptions due to market and economic changes and the performance of the loan pool to date. The discount rate used is an estimated market rate, currently 15%. Impairment is determined on a disaggregated basis consistent with the risk characteristics of the underlying finance contracts, consisting principally of origination date and originating dealership, as well as the performance of the pool to date. To the extent that the Company deems the asset to be permanently impaired, the Company would record a charge against earnings and write down the asset accordingly. The Company recorded an adjustment to other income (loss) of ($288,023) during the three months ended March 31, 1998 as a result of the impairment review. Impairment would also occur if an event of default occurred under a securitization and the underlying finance contracts were liquidated, resulting in insufficient proceeds to pay off the interest-only strip receivable.

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

        The gain on sale of finance contracts is affected by the aggregate principal balance of contracts securitized and the gross interest spread on those contracts. following table illustrates the gross interest:

spread for each of the Company's securitizations (dollars in thousands):

                                       Remaining   Weighted
                                       Balance at  Average
                           Original    March 31,   Contract  Certificate                  Gross
     Securitization       Balance(1)       1998       Rate       Rate     Ratings(2)    Spread(3)
-------------------------------------------------------------------------------------------------
AutoBond Receivables
  Trust 1995-A            $26,261,009  $ 8,989,592    18.9%     7.23%        Baa2         11.7%
AutoBond Receivables
  Trust 1996-A             16,563,366    7,397,239    19.7%     7.15%        Baa2         12.5%
AutoBond Receivables
  Trust 1996-B             17,832,885    8,976,471    19.7%     7.73%        Baa2         12.0%
AutoBond Receivables
  Trust 1996-C             22,296,719   14,005,713    19.7%     7.45%        Baa2         12.3%
AutoBond Receivables
  Trust 1996-D             25,000,000   16,522,353    19.5%     7.37%        Baa2         12.1%
AutoBond Receivables
  Trust 1997-A(4)          27,196,052   18,814,317    20.8%     7.82%        Baa2         13.0%
AutoBond Receivables
  Trust 1997-B             34,725,196   28,513,561    19.9%     7.66%        Baa3         12.3%
AutoBond Receivables
  Trust 1997-C             34,430,079   34,430,079    20.0%     7.56%        Baa3         12.5%
AutoBond Master Funding
  Corporation(5)           26,601,006   26,601,006    19.7%     7.09%         -           12.5%
AutoBond Master Funding
  Corporation II(5)        11,285,431    9,759,958    18.6%     8.73%         -            9.9%
AutoBond Master Funding
  Corporation(5)           18,411,664   18,411,664    20.3%     9.69%         -           10.6%
AutoBond Master Funding
  Corporation IV(5)         6,455,894    6,455,894    20.5%    10.00%         -           10.5%
                         --------------------------
   Total                 $267,059,301 $198,877,847
                         ==========================



-------------------------
(1) Refers only to balances on senior investor certificates.
(2) Indicates ratings by Moody's Investors Service, Inc.
(3) Difference between weighted average contract rate and senior certificate rate.
(4) Includes Class A and Class B Notes.
(5) Includes Variable Rate Funding Notes.

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

FINANCE CONTRACT ACQUISITION ACTIVITY

        The following table sets forth information about the Company's finance contract acquisition activity:

                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                    1997           1998
                                                               ----------------------------

Number of finance contracts acquired                                  3,175        2,637
 Principal balance of finance contracts acquired                $34,875,869  $29,775,406
 Number of active dealerships(1)                                        336          578
 Number of enrolled dealerships                                         890        1,789



---------------------------------------------------------------

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

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

NET INCOME

        In the three months ended March 31, 1998, net income (loss) decreased $300,166 to $(121,138) from $179,028 for the three months ended March 31, 1997.
The decrease in net income was primarily attributable to an increase in infrastructure costs to support higher non-bulk finance contract acquisition and servicing volumes and impairment charges on interest-only strip receivables. The principal balance of finance contracts acquired decreased $5.1 million to $29.8 million for the three months ended March 31, 1998 from $34.9 million for the three months ended March 31, 1997. The Company acquired a bulk portfolio of $12.8 million from Credit Suisse First Boston Mortgage Capital LLC during the three months ended March 31, 1997. Due to weakened competitors, the Company more aggressively added qualified personnel as they became available during the past year, and this added to the growth in salary and benefit expenses for the three months ended March 31, 1998.

TOTAL REVENUES

        Total revenues increased $1,062,587 to $5,351,158 for the three months ended March 31, 1998 from $4,288,571 for the three months ended March 31, 1997 due to expansion of the Company's finance contract acquisition and securitization activities.

        Interest Income. Interest income increased $624,406 to $1,138,498 for the three months ended March 31, 1998 from $514,092 for the three months ended March 31, 1997 due the growth and timing of finance contract acquisitions. The Company acquired finance contracts totaling $29.8 million during the three months ended March 31, 1998 compared to $34.9 million in the comparable 1997 period. The Company acquired a bulk portfolio of $12.8 million from Credit Suisse First Boston Mortgage Capital Corporation during the three months ended March 31, 1997. Accretion on interest-only strip receivables increased $127,980 from the respective 1997 period to $127,980 during the three months ended March 31, 1997.

        Gain on Sale of Finance Contracts. The Company realized gain on sale totaling $3,867,941 on finance contracts carried at $24.5 million (15.8%) during the three months ended March 31, 1998. Gain on sale amounted to $3,575,747 on finance contracts carried at $27.1 million (13.2%) in the comparable 1997 period. Accordingly, gain on sale of finance contracts rose $292,194 during three months ended March 31, 1998 over the comparable 1997 period.

        Servicing Fee Income. The Company reports servicing fee income only with respect to finance contracts that are securitized. For the three months ended March 31, 1998, servicing fee income was $506,593, primarily contractual administrative fees. Servicing fee income increased by $314,774 from the three months ended March 31, 1997 as a result of the Company's assumption of servicing responsibilities in December 1997. Contractual servicing fees contributed $270,239 to the increase over the past period. The ratio of servicing fee income to the average principal balance of finance contracts outstanding increased from
 .6% for the three months ended March 31, 1997 to 1.1% during the three months ended March 31, 1998. The Company also waived $224,640 in servicing fees during the three months ended March 31, 1998. The Company waived these servicing fees to enhance the liquidity of specific outstanding securitization trusts during 1998, increasing the rate of repayment of non-recourse notes. The result of such waiver is the deferral and subordination of the Company's ultimate receipt of such waived fees.

        Other Income (Loss). For the three months ended March 31, 1998, other income (loss) amounted to ($161,074), compared with $6,913 for the comparable 1997 period. The Company recorded a charge against earnings for permanent impairment of the interest-only strip receivable, determined on a disaggregated basis, of $288,023 during the three months ended March 31, 1998. Additionally, unrealized gain on the Company's Class B certificates totaled $116,075 during the three months ended March 31, 1998.

TOTAL EXPENSES

        Total expenses of the Company increased $1,504,171 to $5,521,488 for the three months ended March 31, 1998 from $4,017,317 for the three months ended March 31, 1997. The ratio of total expenses to the average principal balance of finance contracts outstanding declined from 16.9% for the three months ended March 31, 1997 to 10.8% for the three months ended March 31, 1998 on an annualized basis.

        Provision for Credit Losses. Provision for credit losses on finance contracts rose to $100,000 for the three months ended March 31, 1998 compared to none for the three months ended March 31, 1997. The Company charged off loans, net, totaling $398,020 to the allowance for credit losses during three months ended March 31, 1998.

        Interest Expense. Interest expense rose to $1,290,405 for three months ended March 31, 1998 from $872,625 for three months ended March 31, 1997. Interest expense increased by $417,780 due to higher borrowing volumes outstanding under the revolving credit facilities, along with increased debt issuance costs amortization of $136,531.

        Salaries and Benefits. Salaries and benefits increased $858,111 to $2,397,765 for the three months ended March 31, 1998 from $1,539,654 for the three months ended March 31, 1997. This increase was due primarily to an increase in the number of the Company's employees necessary to handle the increased contract acquisition volume and the collection activities on a growing portfolio of finance contracts. As of December 1, 1997 the Company completed the transfer of certain servicing functions from LSE to in-house personnel and equipment. The number of employees of the Company increased by 64 to 193 employees at March 31, 1998, compared to 129 employees at March 31, 1997.

        General and Administrative Expenses. General and administrative expenses decreased $131,760 to $1,084,264 for the three months ended March 31, 1998 from $1,216,024 for the three months ended March 31, 1997. This decrease was due primarily to a reduction in professional fees. General and administrative expenses consist principally of office, furniture and equipment leases, professional fees, non-employee marketing commissions, communications and office supplies, and are expected to increase as the Company continues to grow.

        Other Operating Expenses. Other operating expenses (consisting principally of servicer fees, credit bureau reports and insurance) increased $260,040 to $649,054 for the three months ended March 31, 1998 from $389,014 for the three months ended March 31, 1997. This increase was due to increased finance contract acquisition volume.

FINANCIAL CONDITION

        Restricted Cash. Restricted cash increased $5.6 million to $12.5 million at March 31, 1998 from $6.9 million at December 31, 1997. In accordance with the Company's revolving credit facilities, proceeds advanced by the lender for purchase of finance contracts are held by a trustee until the Company delivers qualifying collateral to release the funds, normally in a matter of days. The trustees held $7.3 million of funds advanced for the purchase of finance contracts at March 31, 1998. The Company is also required to maintain a cash reserve with its lenders up to 10% of the proceeds received from the lender for the origination of the finance contracts. Access to these funds is restricted by the lender; however, such funds may be released in part upon the occurrence of certain events including payoffs of finance contracts.

        Finance Contracts Held for Sale, Net. Finance contracts held for sale, net of allowance for credit losses, increased $1.7 million to $3.1 million at March 31, 1998, from $1.4 million at December 31, 1997. The number and principal balance of contracts held for sale are largely dependent upon the timing and size of the Company's securitizations. The Company plans to securitize finance contracts on a regular basis.

        Interest-Only Strip Receivable. The following table provides historical data regarding the interest-only strip receivable:

                                    Three Months Ended
                                      March 31, 1998
                                    ------------------
                                        (Unaudited)

Beginning balance                         $ 9,427,986
Unrealized appreciation                       (58,153)
Additions from securitization                 882,758
transactions
Accretion of discount                         127,980
Impairment charge                            (288,023)
                                    -----------------
Ending balance                            $10,092,548
                                    =================


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

                                               Senior Investor    Initial
                                                 Certificate      Reserve
                Securitization                    Amount(1)       Deposit     Percent
-------------------------------------------------------------------------------------
AutoBond Receivables Trust 1995-A(4)                $26,261,009  $  525,220    2.0%
AutoBond Receivables Trust 1996-A(4)                 16,563,366     331,267    2.0%
AutoBond Receivables Trust 1996-B(4)                 17,832,885     356,658    2.0%
AutoBond Receivables Trust 1996-C(4)                 22,296,719     445,934    2.0%
AutoBond Receivables Trust 1996-D(4)                 25,000,000     500,000    2.0%
AutoBond Receivables Trust 1997-A(2,4)               27,196,052     560,744    2.0%
AutoBond Receivables Trust 1997-B(4)                 34,725,196     868,130    2.5%
AutoBond Receivables Trust 1997-C(4)                 34,430,079     860,752    2.5%
AutoBond Master Funding Corporation(3)               26,601,006   4,285,855   16.1%
AutoBond Master Funding Corporation II(3)            11,285,431           -    0.0%
AutoBond Master Funding Corporation(3)               18,411,664           -    0.0%
AutoBond Master Funding Corporation IV(3)             6,455,894           -    0.0%



-----------------------------------------------
(1) Refers only to balances on senior investor certificates upon issuance.
(2) Includes Class A, Class B and Class C-1 Notes.
(3) Includes Variable Rate Funding Notes (beneficial interests).
(4) A portion of excess spread cash flows will increase such reserves until they reach 6%.

        Retained Interest in Beneficial Interest of Trusts. The Company's retained interest in beneficial interests of trusts increased $3.7 million to $8.8 million at March 31, 1998, from $5.1 million at December 31, 1997. These amounts relate to retained interest in amounts sold to special purpose subsidiaries which issue variable funding notes of short-term maturities of three to six months. If such variable funding notes are not converted into term notes or paid-off in full at maturity, then the holder could foreclose on the underlying finance contracts, which could impair the Company's retained interest.

DELINQUENCY EXPERIENCE

        The following table reflects the delinquency experience of the Company's finance contract portfolio:

                                                         December 31, 1997          March 31, 1998
                                                  --------------------------------------------------

Principal balance of finance contracts outstanding         $187,098,957             $195,458,519
Delinquent finance contracts(1):
30-59 days past due                                    21,484,450   11.48%      21,547,374     11.02%
60-89 days past due                                    10,941,753    5.85%       6,587,571      3.37%
90 days past due and over                               8,368,493    4.47%      10,057,559      5.15%
                                                  --------------------------------------------------
Total                                                 $40,794,696   21.80%     $38,192,804     19.54%
                                                  ==================================================



------------------------------------------
(1) Percentage based upon outstanding balance. Includes finance contracts where the underlying vehicle is repossessed (but subject to redemption), the borrower is in bankruptcy, a dealer buy back is expected or where insurance claims are filed and pending.

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

        Because of the Company's limited operating history, its finance contract portfolio is somewhat unseasoned. This effect on the delinquency statistics can be observed in the comparison of 1998 versus 1997 delinquency percentages since the portfolio is tangibly more seasoned as of March 31, 1998. Accordingly, delinquency and charge-off rates in the portfolio may not fully reflect the rates that may apply when the average holding period for finance contracts in the portfolio is longer. Increases in the delinquency and/or charge-off rates in the portfolio would adversely affect the Company's ability to obtain credit or securitize its receivables.

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

        The following table provides static pool repossession frequency analysis in dollars of the Company's portfolio performance from inception through March 31, 1998. In this table, all finance contracts have been segregated by quarter of acquisition. All repossessions have been segregated by the quarter in which the repossessed contract was originally acquired by the Company. Cumulative repossessions equals the ratio of repossessions as a percentage of finance contracts acquired for each segregated quarter. Annualized repossessions equals an annual equivalent of the cumulative repossession ratio for each segregated quarter. This table provides information regarding the Company's repossession experience over time. For example, recently acquired finance contracts demonstrate few repossessions because properly underwritten finance contracts to sub-prime consumers generally do not default during the initial term of the contract. Between approximately one year and 18 months of seasoning, frequency of repossessions on an annualized basis appear to reach a plateau. Based on industry statistics and the performance experience of the Company's finance contract portfolio, the Company believes that finance contracts seasoned in excess of approximately 18 months will start to demonstrate declining repossession frequency. The Company believes this may be due to the fact that the borrower perceives that he or she has equity in the vehicle. The Company also believes that the finance contracts generally amortize more quickly than the collateral depreciates, and therefore losses and/or repossessions will decline over time.

                                   Repossession Frequency
                      ----------------------------------------------------
                     Principal Balance of                                    Principal Balance
 Year and Quarter of   Repossessions by                                         of Contracts
     Acquisition       Quarter Acquired   Cumulative(1)     Annualized(2)        Acquired
--------------------------------------------------------------------------------------------
1994
  Q3                     $    22,046          21.79%            5.81%         $    101,161
  Q4                         595,429          24.43%            6.98%            2,437,674
1995
  Q1                       1,715,862          27.19%            8.37%            6,310,421
  Q2                       1,661,098          26.83%            8.94%            6,190,596
  Q3                       1,904,431          26.30%            9.57%            7,239,813
  Q4                       3,467,265          28.45%           11.38%           12,188,863
1996
  Q1                       3,992,695          25.82%           11.48%           15,460,823
  Q2                       4,975,988          26.87%           13.43%           18,520,410
  Q3                       5,107,393          18.18%           10.39%           28,098,899
  Q4                       5,150,395          21.07%           14.05%           24,442,500
1997
  Q1                       6,256,486          17.94%           14.35%           34,875,869
  Q2                       5,018,535          14.21%           14.21%           35,305,817
  Q3                       2,757,864           7.96%           10.62%           34,629,616
  Q4                         644,753           1.46%            2.92%           44,120,029
1998
  Q1                         126,683           0.43%            1.70%           29,775,406


----------------------
(1) For each quarter, cumulative repossession frequency equals the number of repossessions divided by the number of contracts acquired
(2) Annualized repossession frequency converts cumulative repossession frequency into an annual equivalent (e.g., for Q4 1994, principal balance of $595,429 in repossessions divided by principal balance of $2,437,674 in contracts acquired, divided by 14 quarters outstanding times four equals an annual repossession frequency of 6.98%).

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

                                                                        From August 1,
                                                                       1994 (Inception)
                                                                       to March 31, 1998
                                                                       ------------------

Number of finance contracts acquired                                               26,023
Number of vehicles repossessed                                                      4,125
Repossessed units disposed of                                                       1,762
Repossessed units awaiting disposition(1)                                           2,363
Cumulative gross charge-offs(2)                                               $18,906,287
Costs of repossession(2)                                                          881,075
Proceeds from auction, physical damage insurance and refunds(2)               (10,332,360)
                                                                       ------------------
Net loss                                                                        9,455,002
Deficiency insurance settlements received(2)                                   (5,488,289)
                                                                       ------------------
Net charge-offs(2)                                                             $3,966,713
                                                                       ==================
Net charge-offs per unit disposed                                                  $2,251
Net loss as a percentage of cumulative gross charge-offs                            50.01%
Recoveries as a percentage of cumulative gross charge-offs(3,4)                     83.68%



----------------------------------------------------------------------
(1) The vehicles may have been sold at auction; however the Company might not have received all insurance proceeds as of March 31, 1998.

(2) Amounts are based on actual liquidation and repossession proceeds (including insurance proceeds) received on units for which the repossession process had been completed as of March 31, 1998.

(3) Not including the costs of repossessionwhich are reimbursed by the securitization trusts.

(4) Includes the effect of certain loans included in term securitization 1997-A which did not have credit default insurance coverage.

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

        Cash Flows. Significant cash flows related to the Company's operating activities include the use of cash for purchases of finance contracts, and cash provided by payments on finance contracts and sales of finance contracts. Net cash used in operating activities totaled $7.2 million during the three months ended March 31, 1998. The Company used $26.9 million to purchase finance contracts and $24.5 million was received from sales of finance contracts, primarily through securitizations during the three months ended March 31, 1998.

        Significant activities comprising cash flows from investing activities include net increases in restricted cash of $5.6 million for the three months ended March 31, 1998. Cash flows from financing activities include proceeds from notes payable of $7.7 million for the three months ended March 31, 1998.

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

        At March 31, 1998, the Company had an outstanding balance of $2,452,202 on a $10.0 million revolving credit facility (the "Sentry Facility") with Sentry Financial Corporation ("Sentry"), which expires on December 31, 2000. The proceeds from borrowings under the Sentry Facility are used to acquire finance contracts, to pay (i) cable credit default insurance premiums and to make deposits to a reserve account with Sentry. The Company pays a utilization fee of up to 0.21% per month on the average outstanding balance under the Sentry Facility. The Sentry Facility also requires the Company to pay up to 0.62% per quarter on the average unused balance. Interest is payable monthly and accrues at a per annum rate of prime plus 1.75% (10.25% at March 31, 1998).

        The Sentry Facility contains certain conditions and imposes certain requirements, including, among other things, minimum net worth and cash and cash equivalent balances in the reserve accounts. In April 1996, the Company paid a one-time commitment fee of $700,000 to Sentry. Under the Sentry Facility, the Company incurred interest expense of $84,960 for the three months ended March 31, 1998. The Sentry Facility was amended in May 1998 to add additional representations, covenants, a general release of Sentry, the guarantee of William O. Winsauer, and the right of Sentry to refuse future advances at its discretion.

        The Company and its wholly owned subsidiary, AutoBond Funding Corporation II, entered into a $50 million revolving warehouse facility
(the "Daiwa Facility") with Daiwa Finance Corporation ("Daiwa") effective as of February 1, 1997. Advances under the Daiwa Facility matured on the earlier of 120 days following the date of the advance or March 31, 1998. The proceeds from the borrowings under the Daiwa Facility were used to acquire finance contracts and to make deposits to a reserve account. The Daiwa Facility is collateralized by the finance contracts acquired with the outstanding advances. The Daiwa Facility does not require that the finance contracts funded be covered by default deficiency insurance. Interest was payable at the lesser of (x) 30 day LIBOR plus 1.15% or (y) 11% per annum. The Company also pays a non-utilization fee of .25% per annum on the unused amount of the line of credit. Pursuant to the Daiwa Facility, the Company paid a $243,750 commitment fee. The debt issuance cost was amortized as interest expense on a straight line basis through March 1998. The Daiwa Facility contains certain covenants and representations similar to those in the agreements governing the Company's existing securitizations including, among other things, delinquency and repossession triggers.

        At March 31, 1998, advances under the Daiwa Facility totaled $47,000,000, of which all but $2,227,538 had been securitized through AutoBond Master Funding Corporation as described in the next paragraph. The Company incurred interest expense under the Daiwa Facility of approximately $200,979 during the three months ended March 31, 1998. The Company had no credit availability under the Daiwa Facility at March 31, 1998 (its expiration date). Daiwa has extended the maturity of the current advances outstanding to May 31, 1998 and in consideration thereof, the Company agreed to pay interest at the lesser of (x) 30 day LIBOR plus 4.00% (9.69% at March 31, 1998) or (y) 11% per annum.

        During 1997, the Daiwa Facility was amended to allow the Company, at its election, to transfer finance contracts into a qualified unconsolidated special purpose subsidiary. In conjunction with these transfers, these special purpose subsidiaries issue variable funding warehouse notes which are convertible into term notes at the option of the holder of such notes. Transfers of finance contracts to the special purpose entities have been recognized as sales under SFAS No. 125.

        On December 31, 1997, the Company entered into a similar warehouse/securitization arrangement with Credit Suisse First Boston Mortgage Capital L.L.C. ("CSFB"), whereby $12.5 million of finance contracts were sold to a qualifying unconsolidated special purpose subsidiary, AutoBond Master Funding Corporation II. These finance contracts secured variable funding notes in the initial amount of $11.3 million ($9.8 million at March 31, 1998). Unless converted into a term securitization, these notes were scheduled to mature on April 30, 1998. The Company is currently negotiating with CSFB an extension of such maturity to May 29, 1998. If such an extension is not granted, CSFB could declare an event of default and foreclose on the underlying pool of finance contracts, thereby impairing the Company's interest-only strip receivable, as well as servicing fees, in respect of such pool. These variable funding notes bear interest at LIBOR plus 3.00% per annum. Pursuant to its agreement with CSFB, on January 30, 1998, the Company paid down the variable funding notes in the amount of $730,000.

        On March 31, 1998, the Company entered into a similar warehouse/securitization arrangement with Infinity Investors Limited ("Infinity"), whereby $7.156 million of finance contracts were sold to a qualifying unconsolidated special purpose subsidiary, AutoBond Master Funding Corporation IV. These finance contracts secured variable funding notes in the initial amount of $6.455 million, increasing up to $10 million. Unless converted into a term securitization, these notes are scheduled to mature on June 30, 1998. These variable funding notes bear interest at 10% per annum through May 31, 1998 and thereafter at 17% per annum. In connection with the transaction with Infinity, the Company issued a warrant to purchase up to 100,000 shares of Common Stock, at an exercise price of $8.73 per share.

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

        In January 1998, the Company privately placed with BancBoston Investments, Inc. ("BancBoston") $7,500,000 in aggregate principal amount of its 15% senior subordinated convertible notes (the "Subordinated Notes"). Interest on the Subordinated Notes is payable quarterly until maturity on February 1, 2001. The Subordinated Notes are convertible at the option of the holder for up to 368,462 shares of Common Stock, at a conversion price of $3.30 per share, subject to adjustment under standard anti-dilution provisions. In the event of a change of control transaction, the holder of the Subordinated Notes may require the Company to repurchase the Subordinated Notes at 100% of the principal amount plus accrued interest. The Subordinated Notes are redeemable at the option of the Company on or after July 1, 1999 at redemption prices starting at 105% of the principal amount, with such premium reducing to par on and after November 1, 2000, plus accrued interest. The Subordinated Notes were issued pursuant to an Indenture, dated as of January 30, 1998 (the "Indenture") between the Company and BankBoston, N.A., as agent. The Indenture contains certain restrictive covenants including (i) a consolidated leveraged ratio not to exceed 2 to 1 (excluding non-recourse warehouse debt and securitization debt), (ii) limitations on restricted payments such as dividends (but excluding, so long as no event of default has occurred under the Indenture, dividends or distributions on the Preferred Stock), (iii) limitations on sales of assets other than in the ordinary course of business and (iv) certain financial covenants, including a minimum consolidated net worth test of $12 million (plus proceeds from equity offerings), a minimum ratio of earnings to interest of 1.5 to 1, and a maximum cumulative repossession ratio of 27%. The Company capitalized debt issuance costs of $2,292,793, including the value of all warrants issued, in conjunction with this transaction. The debt issuance cost is being amortized as interest expense on a straight line basis through February 2001. Events of default under the Indenture include failure to pay, breach of covenants, cross-defaults in excess of $1 million, or material breach of representations or covenants under the purchase agreement with BankBoston.

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

        Second, additional working capital is obtained through the Company's practice of borrowing funds, on a non-recourse basis, collateralized by its interest in future excess spread cash flows from its securitization trusts. At March 31, 1998, the Company held interest-only strip receivables and Class B Certificates totaling $18.0 million, substantially all of which had been pledged to collateralize notes payable of $15.2 million.

        The Company relies significantly on a strategy of periodically selling finance contracts through asset-backed securitizations. The Company's ability to access the asset-backed securities market is affected by a number of factors, some of which are beyond the Company's control and any of which could cause substantial delays in securitization including, among other things, the recent withdrawal of ratings by Fitch and downgrade by Moody's, the requirements for large cash contributions by the Company into securitizations, conditions in the securities markets in general, conditions in the asset-backed securities market and investor demand for sub-prime auto paper. Additionally, gain on sale of finance contracts represents a significant portion of the Company's total revenues and, accordingly, net income. If the Company were unable to securitize finance contracts or account for any securitization as a sale transaction in a financial reporting period, the Company would likely incur a significant decline in total revenues and net income or report a loss for such period. Moreover, the Company's ability to monetize excess spread cash flows has been an important factor in providing the Company with substantial liquidity, but such ability appears to be diminishing due to the difficulty in obtaining acceptable insurance and ratings. If the Company were unable to securitize its finance contracts and did not have sufficient credit available, either under warehouse credit facilities or from other sources, the Company would have to sell portions of its portfolio directly to whole loan buyers or curtail its finance contract acquisition activities.

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

        In March 1998, after Progressive Northern Insurance purported to cancel the VSI and deficiency balance insurance policies issued in favor of the Company, the Company sued Progressive, its affiliate United Financial Casualty Co. and their agent in Texas, Technical Risks, Inc. in the district court of Harris County, Texas. The action seeks declaratory relief confirming the Company's interpretation of the policies as well as claims for damages based upon breach of contract, bad faith and fraud. The Company has received the defendants' answers, denying the Company's claims. Also in March 1998, the Company commenced an action in Travis County, Texas, against Loan Servicing Enterprise, alleging LSE's contractual breach of its servicing obligations on a continuing basis. LSE has commenced an action against AutoBond in Texas state court seeking recovery from the Company of putative termination fees in connection with LSE's termination as servicer. The Company expects the two actions to be consolidated.

        The Company's carrier for the credit deficiency insurance obtained through 1996, Interstate Fire & Casualty Co. ("Interstate") determined in late 1996 to no longer offer such coverage to the auto finance industry, including the Company. In connection with Interstate's attempt to no longer offer credit deficiency coverage for contracts originated after December 1996, the Company commenced an action in the United States District Court for the Western District of Texas, Austin Division, seeking a declaratory judgment that (a) the Company was entitled to 180 days' prior notice of cancellation and (b) Interstate was not entitled to raise premiums on finance contracts for which coverage was obtained prior to the effectiveness of such cancellation, as well as seeking damages for Interstate's alleged deficiencies in paying claims. Prior to receiving the Company's complaint in the Texas action, Interstate commenced a similar action for declaratory relief in the United States Court for the Northern District of Illinois. Both suits have been voluntarily dismissed, and Interstate and the Company have to date acted on the basis of a cancellation date of May 12, 1997 (i.e., no finance contracts presented after that date will be eligible for credit deficiency coverage by Interstate, although all existing contracts for which coverage was obtained will continue to have the benefits of such coverage), no additional premiums having been demanded or paid, and the claims-paying process having been streamlined. In particular, in order to speed the claims-paying process, Interstate has paid lump sums to the Company as an estimate of claims payable prior to completion of processing. Pending the Company's determination of the appropriate destination for such claims payments, the Company has deposited and will continue to deposit such funds into a segregated account.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        In February 1998, the Company completed the underwritten public offering of 1,125,000 shares of its 15% Series A Cumulative Preferred Stock (the "Preferred Stock"), with a liquidation preference of $10 per share. While any shares of the Preferred Stock are outstanding, neither the Company nor any affiliate nor any person acting on behalf of the Company or any of its affiliates will (i) declare, pay or set apart funds for the payment of any dividend or other distribution of cash or other property declared or made directly or indirectly by the Company or any such affiliate or person with respect to any Common Stock or (ii) redeem, purchase or otherwise acquire for consideration any Common Stock through a sinking fund or otherwise (other than a redemption or purchase or other acquisition of shares of Common Stock made for purposes of an employee incentive or benefit plan of the Company or any subsidiary) or (iii) pay or distribute any cash or other property for the benefit of any holder of Common Stock in respect thereof, directly or indirectly, unless (A) all cumulative dividends with respect to the Preferred Stock at the time such dividends are payable have been paid or such dividends have been declared and funds have been set apart for payment of such dividends and (B) sufficient funds have been paid or set apart for the payment of the dividend for the current dividend period with respect to the Preferred Stock.

        In the event of any liquidation, dissolution or winding up or the Company, holders of shares of Preferred Stock are entitled to receive, out of legally available assets, a liquidation preference of $10.00 per share, plus an amount equal to any accrued and unpaid dividends to the payment date, and no more, before any payment or distribution is made to the holders of Common Stock or any series or class of the Company's stock hereafter issued that ranks junior as to the liquidation rights to the Preferred Stock, but the holders of the shares of the Preferred Stock will not be entitled to receive the liquidation preference on such shares until the liquidation preference of any other series or class of the Company's stock previously or hereafter issued that ranks senior as to liquidation rights to the Preferred Stock has been paid in full.

        If two quarterly dividends payable on the Preferred Stock are in arrears, whether or not earned or declared, the number of directors then constituting the Board will be increased by three and the holders of Preferred Stock will have the right to elect three additional directors to serve on the Board at an annual meeting of stockholders or special meeting held in place thereof, or at a properly called special meeting of the holders of the Preferred Stock and at each subsequent annual meeting of stockholders or special meeting held in place thereof, until all such dividends in arrears and dividends for the current quarterly period on the Preferred Stock have been paid or declared and set aside for payment. Notwithstanding the foregoing, the total number of directors elected by the holders of the Preferred Stock and the preferred stockholders' representative will not exceed three.

        The approval of the holders of two-thirds of the outstanding shares of Preferred Stock will be required in order to amend the Articles of Incorporation or Bylaws to affect materially and adversely the rights, preferences or voting power of the holders of the Preferred Stock or to authorize, create, or increase the authorized amount of, any class of stock having rights prior or senior to the Preferred Stock with respect to the payment of dividends or amounts upon liquidation, dissolution or winding up or change any provision of the Articles or Incorporation or Bylaws that relate to the Board of Directors or the election of directors or approve any merger or consolidation involving the Company or a sale of all or substantially all of the assets of the Company. However, the Company may create additional classes, shares or series of preferred stock which rank on a parity with the Preferred Stock with respect, in each case, to the payment of dividends and amounts upon liquidation, dissolution or winding up of the Company, with the consent of the holders of a majority of the outstanding shares of Preferred Stock, and may create classes of Common Stock, increase the authorized number of shares of Common Stock and issue additional series of Common Stock without the consent of any holder of Preferred Stock.

        Notes Payable. In January 1998, the Company privately placed with BancBoston Investments, Inc. ("BancBoston") $7,500,000 in aggregate principal amount of its 15% senior subordinated convertible notes (the "Subordinated Notes"). The Subordinated Notes were issued pursuant to an Indenture, dated as of January 30, 1998 (the "Indenture") between the Company and BankBoston, N.A., as agent. The Indenture contains certain restrictive covenants including limitations on restricted payments such as dividends (but excluding, so long as no event of default has occurred under the Indenture, dividends or distributions on the Preferred Stock). Under the Indenture, the Company is prohibited from paying dividends or redeeming its Common Stock if a default has occurred or if, after giving effect to such restricted payment, the Company's debt/equity ratio would exceed 2:1.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        After the Company's Annual Meeting of Shareholders on May 12, 1998, the Company was notified by its independent auditors, Coopers & Lybrand LLP ("Coopers"), that Coopers would no longer serve as the Company's independent auditors. Thereafter, the Company's audit committee approved Coopers' decision. Coopers' report on the Company's financial statements included in the Company's 1997 Annual Report on Form 10-K contained statements emphasizing that the Company's most significant warehouse facility, which expired on March 31, 1998 had been extended to April 30, 1998 and that the Company was in negotiations with other parties for additional warehouse and securitizations facilities.

        There were no disagreements between the Company and Coopers as to accounting principles or practices, financial statement disclosure, or auditing scope or procedure with respect to the 1997 audit or any interim period hereafter. With respect to the 1996 audit the Company and Coopers did disagree over the treatment of premiums paid by the Company to procure physical damage and deficiency balance insurance for certain finance contracts included in securitization trusts. The additional credit enhancement provided by such insurance allowed the Company's subsidiary to issue rated debt secured by excess spread cash flows from the trusts, and the Company believed that the appropriate accounting treatment was to capitalize at least part of the premiums paid over the expected life of the debt. Coopers disagreed and required the current expensing of all such premiums. The disagreement was discussed by the Company's board of directors with Coopers and was resolved to Coopers' satisfaction, and such premiums have been expensed in the period incurred. The Company has authorized Coopers to respond fully to the inquiries of the Company's successor auditors as to the nature of the disagreement. During 1996 and prior to the Company's initial public offering in November 1996, Coopers did advise the Company as to the Company's need to improve the internal accounting controls necessary to develop reliable financial statements. In its 1996 and 1997 Reports to Management, Coopers also advised the Company of certain matters involving the internal control structure and its operation that Coopers considered to be "reportable conditions" that could adversely affect the ability to report financial data consistent with the assertions of management in the financial statements, none of which conditions were deemed material to the point of requiring financial statement disclosure.


        The Company and Coopers are currently in discussions as to certain limited engagements by Coopers on behalf of the Company, including the rendering of Coopers' report on the financial statements to be included in the Company's upcoming amendment to its 1997 Annual Report on Form 10-K. The Company has commenced discussions with another accounting firm with respect to such firm's engagement as auditors for the Company.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS


EXHIBIT NO.                             DESCRIPTION OF EXHIBIT
-----------                             -----------------------
3.1 *         Restated Articles of Incorporation of the Company
3.2 *         Amended and restated Bylaws of the Company
3.3 ++        Certificate of Designation  for the Company's 15% Series A Cumulative
              Preferred Stock
4.1 *         Specimen Common Stock Certificate
4.2 xx        Specimen Preferred Stock Certificate
10.1*         Amended and Restated Loan Origination, Sale and Contribution
              Agreement dated as of December 15, 1995 by and between the Company and AutoBond Funding Corporation I
10.2*         Security Agreement dated as of May 21, 1996 among AutoBond
              Funding Corporation II, the Company and Norwest Bank Minnesota,
              National Association
10.3*         Credit Agreement and Side Agreement, dated as of May 21, 1996 among AutoBond



EXHIBIT NO.                             DESCRIPTION OF EXHIBIT
-----------                             -----------------------

              Funding Corporation II, the Company and Peoples Life Insurance
              Company
10.4 *        Servicing Agreement dated as of May 21, 1996 among AutoBond
              Funding Corporation II, CSC Logic/MSA L.L.P., doing business as
              "Loan Servicing Enterprise", the Company and Norwest Bank
              Minnesota, National Association
10.5 *        Loan Acquisition Sale and Contribution Agreement dated as of May
              21, 1996 by and between the Company and AutoBond Funding
              Corporation II
10.6 *        Second Amended and Restated  Secured  Revolving  Credit Agreement dated as of July 31, 1995 between Sentry Financial Corporation and the Company
10.7 *        Management Administration and Services Agreement dated as of
              January 1, 1996 between the Company and AutoBond, Inc.
10.8 *        Employment  Agreement  dated November 15, 1995 between Adrian Katz and the
              Company
10.9 *        Employment  Agreement  effective  as of May 1,  1996  between  William  O.
              Winsauer and the Company
10.10 *       Vender's  Comprehensive Single Interest Insurance Policy and Endorsements,
              issued by Interstate Fire & Casualty Company
10.11 *       Warrant to Purchase Common Stock of the Company dated March 12, 1996
10.12 *       Employee Stock Option Plan
10.13 *       Dealer Agreement dated November 9, 1994, between the Company and
              Charlie Thomas Ford, Inc.
10.14 *       Automobile Loan Sale Agreement,  dated as of September 30, 1996, among the
              Company,  First Fidelity Acceptance Corp., and Greenwich Capital Financial
              Products, Inc.
10.15 +       Servicing Agreement, dated as of January 29, 1997, between CSC
              LOGIC/MSA L.P.P., doing business as "Loan Servicing Enterprise"
              and the Company
10.16 +       Credit Agreement, dated as of February 1, 1997, among AutoBond
              Funding Corporation II, the Company and Daiwa Finance Corporation
10.17 +       Security Agreement, dated as of February 1, 1997, by and among
              AutoBond Funding Corporation II, the Company and Norwest Bank
              Minnesota, National Association
10.18 +       Automobile Loan Sale Agreement, dated as of March 19, 1997, by and between Credit Suisse First Boston Mortgage Capital L.L.C., a
              Delaware limited liability company, and the Company
10.19 x       Automobile Loan Sale Agreement, dated as of March 26, 1997, by and between Credit Suisse First Boston Mortgage Capital L.L.C., a
              Delaware limited liability company, and the Company
10.20 **      Credit Agreement, dated as of June 30, 1997, by and among
              AutoBond Master Funding Corporation, the Company and Daiwa Finance
              Corporation
10.21 **      Amended and Restated Trust Indenture, dated as of June 30,
              1997, among AutoBond Master Funding Corporation, AutoBond
              Acceptance Corporation and Norwest Bank Minnesota, National
              Association.
10.22 **      Securities Purchase Agreement, dated as of June 30, 1997, by and among the Company, Lion Capital Partners, L.P. and Infinity
              Emerging Opportunities Limited.
10.23 xx      Credit Agreement, dated as of December 31, 1997, by and among
              AutoBond Master Funding Corporation II, the Company and Credit
              Suisse First Boston Mortgage Capital L.L.C.
10.24 xx      Trust Indenture, dated as of December 31, 1997, among AutoBond
              Master Funding Corporation II, the Company and Manufacturers and
              Traders Trust Company
10.25 xx      Receivables Purchase Agreement, dated as of December 31, 1997, between Credit Suisse First Boston Mortgage Capital L.L.C. and
              the Company
10.26 xx      Servicing Agreement, dated as of December 31, 1997, among the
              Company, AutoBond Master Funding Corporation II and Manufacturers
              and Traders Trust Company
10.27 xx      Indenture and Note, dated January 30, 1998, between the Company and Bank Boston, N.A.
10.28 xx      Warrant, dated January 30, 1998, issued to BancBoston
              Investments, Inc.
10.29 xx      Purchase Agreement, dated January 30, 1998, between the Company and BancBoston Investments, Inc.
10.30 ++      Warrant, dated February 2, 1998, issued to Dresner Investments
              Services, Inc.





EXHIBIT NO.                             DESCRIPTION OF EXHIBIT
-----------                             -----------------------
10.31 ++      Warrant Agreement and Warrant, dated February 20, 1998, issued to
              Tejas Securities Group, Inc.
10.32 xx      Consulting and Employment Agreement, dated as of January 1, 1998 between Manuel A. Gonzalez and the Company
10.33 xx      Severance Agreement, dated as of February 1, 1998 between Manuel
              A. Gonzalez and the Company
10.34         1998 Stock Option Plan
10.35         Third Amendment to the Secured Revolving Credit Agreement dated
              May 5, 1998 between Sentry Financial Corporation and the Company
10.36         Warrant, dated March 31, 1998, issued to Infinity Investors Limited
21.1 **       Subsidiaries of the Company
21.2 xx       Additional Subsidiaries of the Company
27.1          Financial Data Schedule


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

++ Incorporated by reference to the Company's 1997 annual report on Form 10-K for the year ended December 31, 1997.

xx Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-41257)

(B) EXHIBITS

        No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 1998.

                                      AUTOBOND ACCEPTANCE CORPORATION


                                      BY:  /S/ WILLIAM O. WINSAUER
                                         _______________________________________
                                      WILLIAM O. WINSAUER, CHAIRMAN OF THE BOARD
                                                     AND CHIEF EXECUTIVE OFFICER


                                      BY:  /S/ ADRIAN KATZ
                                         _______________________________________
                                         ADRIAN KATZ, VICE CHAIRMAN OF THE
                                              BOARD, CHIEF OPERATING OFFICER AND
                                                         CHIEF FINANCIAL OFFICER