Form 10-Q/A
period 1998-03-31
AUTOBOND ACCEPTANCE CORP
filed 1998-05-22
CIK 1014747

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

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
10.30 ++      Warrant, dated February 2, 1998, issued to Dresner Investments
              Services, Inc.





EXHIBIT NO.                             DESCRIPTION OF EXHIBIT
-----------                             -----------------------
10.31 ++      Warrant Agreement and Warrant, dated February 20, 1998, issued to
              Tejas Securities Group, Inc.
10.32 xx      Consulting and Employment Agreement, dated as of January 1, 1998 between Manuel A. Gonzalez and the Company
10.33 xx      Severance Agreement, dated as of February 1, 1998 between Manuel
              A. Gonzalez and the Company
10.34         1998 Stock Option Plan (previously filed)
10.35         Third Amendment to the Secured Revolving Credit Agreement dated
              May 5, 1998 between Sentry Financial Corporation and the Company
10.36         Warrant, dated March 31, 1998, issued to Infinity Investors Limited
              (previously filed)
21.1 **       Subsidiaries of the Company
21.2 xx       Additional Subsidiaries of the Company
27.1          Financial Data Schedule (previously filed)
99.0          Letter of Coopers & Lybrand, L.L.P.

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

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized on May 22, 1998.

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