Form 10-K405/A
period 1997-12-31
AUTOBOND ACCEPTANCE CORP
filed 1998-06-03
CIK 1014747

________________________________________________________________________________

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                AMENDMENT NO. 1
                                      TO
                                   FORM 10-K

(Mark One)
    [x]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                      OR

    [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM                    TO                   .
        COMMISSION FILE NUMBER 000-21673
                            ------------------------

                        AUTOBOND ACCEPTANCE CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                            ------------------------

                           TEXAS                                                       75-2487218
                (STATE OR OTHER JURISDICTION                              (I.R.S. EMPLOYER IDENTIFICATION NO.)
             OF INCORPORATION OR ORGANIZATION)

                    301 CONGRESS AVENUE,                                                 78701
                       AUSTIN, TEXAS                                                   (ZIP CODE)
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (512) 435-7000
                            ------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                                       NAME OF EACH EXCHANGE ON
                        TITLE OF EACH CLASS                                WHICH REGISTERED
--------------------------------------------------------------------   ------------------------
Common Stock, No Par Value Per Share                                   American Stock Exchange
15% Series A Cumulative Preferred Stock
  No Par Value Per Share                                               American Stock Exchange

                            ------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

     The aggregate market value of the voting stock held by non-affiliates of the registrant on May 19, 1998 (based on the closing price on such date as
reported on the American Stock Exchange) was $           .(1)

     As of May 19, 1998, there were 6,531,311 shares of the registrant's Common Stock, no par value, and 1,125,000 of the registrant's 15% Series A Cumulative Preferred Stock, no par value, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Part III -- Portions of the registrant's definitive Proxy Statement with respect to the registrant's 1998 Annual Meeting of Shareholders, to be filed not later that 120 days after the close of the registrant's fiscal year.
------------
(1) Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers, directors and five percent shareholders of the registrant, without conceding that all such persons are 'affiliates' of the registrant for purposes of the Federal securities laws.

________________________________________________________________________________

                               TABLE OF CONTENTS

PART I.....................................................................................................     1
Item 1.    Business........................................................................................     1
Item 2.    Properties......................................................................................    16
Item 3.    Legal Proceedings...............................................................................    16
Item 4.    Submission of Matters to a Vote of Security Holders.............................................    17

PART II....................................................................................................    17
Item 5.    Market for Registrants' Common Equity and Related Stockholder Matters...........................    17
Item 6.    Selected Financial Data.........................................................................    19
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations...........    20
Item 8.    Financial Statements and Supplementary Data.....................................................    34
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............    34

PART III...................................................................................................    35
Item 10.   Directors and Executive Officers of the Registrant..............................................    35
Item 11.   Executive Compensation..........................................................................    35
Item 12.   Security Ownership of Certain Beneficial Owners and Management..................................    35
Item 13.   Certain Relationships and Related Transactions..................................................    35

PART IV....................................................................................................    36
Item 14.   Exhibits, Financial Statement Schedule and Reports on Form 8-K..................................    36
Signatures.................................................................................................    38

                                     PART I
ITEM 1. BUSINESS

GENERAL

     AutoBond Acceptance Corporation (the 'Company') is a specialty consumer finance company engaged in underwriting, acquiring, servicing and securitizing retail installment contracts ('finance contracts') originated by franchised automobile dealers in connection with the sale of used and, to a lesser extent, new vehicles to selected consumers with limited access to traditional sources of credit ('sub-prime consumers'). Sub-prime consumers generally are borrowers unable to qualify for traditional financing due to one or more of the following reasons: negative credit history (which may include late payments, charge-offs, bankruptcies, repossessions or unpaid judgments); insufficient credit; employment or residence histories; or high debt-to-income or payment-to-income ratios (which may indicate payment or economic risk).

     The Company acquires finance contracts generally from franchised automobile dealers, makes credit decisions using its own underwriting guidelines and credit personnel and performs the collection function for finance contracts using its own collections department. The Company also acquires finance contracts from third parties other than dealers for which the Company reunderwrites and collects such finance contracts in accordance with the Company's standard guidelines. The Company securitizes portfolios of these retail automobile installment contracts to efficiently utilize limited capital to allow continued growth and to achieve sufficient finance contract volume to allow profitability. The Company markets a single finance contract acquisition program to automobile dealers which adheres to consistent underwriting guidelines involving the purchase of primarily late-model used vehicles. This has enabled the Company to securitize those contracts into investment grade securities with similar terms from one issue to another providing consistency to investors. For the period of inception through December 31, 1997, the Company acquired 23,386 finance contracts with an aggregate outstanding principal balance of $270 million. Since inception, the Company has completed ten securitizations pursuant to which it privately placed $242 million in finance contract-backed securities.

RECENT DEVELOPMENTS

     On May 20, 1998, the Company and Promethean Investment Group, L.L.C. ('Promethean') entered into a common stock investment agreement (the 'Agreement') and related registration rights agreement whereby Promethean (together with its successors in interest and assigns or designees, the 'Investor') agreed to purchase from the Company, on the terms and conditions outlined below, up to $20 million (subject to increase up to $25 million at the Investor's option) of the Company's common stock, no par value. The Company must deliver a preliminary notice of its intention to require the Investor to purchase common shares at least ten but not more than thirty days prior to the Company's delivery of its final notice. The Company may only deliver such final notice if (i) the dollar volume-weighted price of the common stock reported on the business day of such final notice is at least $3.25 per share, (ii) at all times during the period beginning on the date of delivery of the preliminary notice and ending on and including the closing date (a) a registration statement covering the resale of no less than 150% of the shares to be sold to Investor under the Agreement has been declared and remains effective and (b) shares of the Company's common stock are at such time listed on a major national securities exchange, and (iii) the Company has not delivered another final notice to the Investor during the preceding twenty-five business days preceding delivery of such final notice. Following receipt of a final notice, the Investor's purchase obligation will equal the lowest of: (i) the amount indicated in such final notice, (ii) $5 million and (iii) 20% of the aggregate of the daily trading dollar volume on the twenty consecutive business days following delivery of the put notice. The Investor may, in its sole discretion, increase the amount purchasable in the preceding sentence by 125%. The Investor must conclude all required purchases of common shares within twenty-five business days of receipt of the final notice. The Investor's purchase obligation during any 61-day period is limited to no more than 4.99% of the number of common shares outstanding on the date of the related final notice. The purchase price for the Company's shares will be equal to 95% of the lowest daily dollar volume-weighted average price during the six consecutive trading days ending on and including the date of determination. The Investor's obligation to purchase shares under the Agreement shall end either upon the mutual consent of the parties or automatically upon the earliest of the date (a) on which total purchases by Promethean under the Agreement total $20 million, (b) which is two years after the effective date of the registration statement relating to the common shares covered by the Agreement, or (c) which is twenty-seven months from the date of the Agreement. In consideration of Promethean's obligations under the Agreement, the Company will pay to Promethean within one business day following the effective date of the registration statement covering the common shares issuable pursuant to the Agreement an amount equal to $500,000 in cash or common stock.

     In November 1997, the Company was informed by Moody's, and then by Fitch, that the rated notes issued in the 1997-B and 1997-C securitization transactions had been placed under review for possible downgrade, due to certain recent statements made by representatives of Progressive Northern Insurance Company ('Progressive') about the coverage afforded under the VSI and Deficiency Balance insurance policies issued in connection with such transactions. Specifically Moody's and Fitch, after discussions with representatives of Progressive, cited concerns with Progressive's interpretation of its right to cancel the policies, as well as its aggregate limit of liability on claims paid under the Deficiency Balance policy. In February 1998, the Company was informed by Fitch that the two securitizations had been downgraded and Fitch's ratings withdrawn. The Company disagrees with the actions taken by Moody's and Fitch and reaffirms its understanding that (a) coverages under the Progressive policies are not cancelable with respect to Auto Loans for which premiums have been paid in full, and (b) Progressive's aggregate limitation of liability per month is 88% of premiums paid to date. On March 5, 1998, after the Company terminated its engagement of Fitch, Fitch withdrew its ratings on all securitizations of the Company. The Company has sued Progressive for declaratory relief and damages. On March 23, 1998, Moody's announced that it had downgraded the senior securities in each of the Company's eight outstanding securitizations to investment grade levels of Baa2 (except for the 1997-B and 1997-C transactions, where due to uncertainties about the supporting insurance policy, the ratings were downgraded to Baa3). Moody's rested its actions upon its view that current net losses were projected to be higher than originally expected, along with what Moody's termed as 'the unanticipated allocation of transaction cash flows' reducing available credit enhancement to the senior securities, as well as 'discrepancies in trigger calculations, inaccuracies in reported delinquencies, concerns with the handling of prepaid insurance claims, and errors in cash distributions.'

     On May 19, 1998, Moody's announced that the ratings on such senior securities were reduced to Ba1 (B2 for the 1997B and 1997C transactions), explaining that although "cumulative gross defaults have been somewhat higher than originally anticipated, while net losses have been only mildly above expectations due to the continued high recovery rates...a greater concern is that a number of factors may have impaired the legal and structural integrity of these securitizations," including (1) the alleged non-adherence to the transaction documents with regard to charge-off policy and the calculation of delinquency and loss triggers, (2) the Company's procedures for allocating prepaid insurance among the trusts, (3) instances of the Company waiving fees and making cash contributions to the transactions to enhance their performance, and (4) 'instances of commingled collections.' While the Company was not requested by Moody's to provide legal guidance as to whether or not these factors would as a matter of law "increase the uncertainty" with respect to the transactions, the Company does note the following: (1) with the transfer of servicing from Loan Servicing Enterprise now completed, the Company is endeavoring to service in accordance with the documentation and correct past errors; (2) the transaction documents did not contemplate the allocation of prepaid insurance claims, a phenomenon brought about by the Company's prevailing upon Interstate Insurance to speed up the payment of claims for the benefit of the trusts in manner the Company believes is fair to the trusts; (3) the transaction documents do not prohibit fee waivers and explicitly permit the Company to make voluntary capital contributions to the trusts, and (4) at the insistence of the former servicer, collections have always gone to omnibus lockboxes in the name of, and under the control of the transaction trustees, and unfortunately, identification and reconciliation of these restricted funds among transactions as part of the servicing transfer has taken some effort.

     In December 1997, the Company assumed contractual responsibility for servicing the securitizations from Loan Servicing Enterprise and is optimistic that the complex task of cash flow allocation and reporting can be better handled going forward forward.

     The Company entered into an employment agreement, dated as of January 1, 1998, with Manuel A. Gonzalez, a former outside director to serve as a consultant to the Company until February 1, 1998, whereupon he agreed to become President of the Company for a period of three years. On March 3, 1998, Robert Shuey was appointed to fill the vacancy left by Mr. Gonzalez' departure from the Board.

     During January 1998, the Company privately placed $7,500,000 in aggregate principal amount of senior subordinated notes (the 'subordinated notes') to an affiliate of BankBoston, N.A. The subordinated notes bear interest at 15% per annum, mature on February 1, 2001 and $1,215,925 in principal amount are convertible into up to 368,462 shares of the Company's common stock at a price of $3.30 per share (subject to adjustment). Although the subordinated notes contain customary restrictive covenants, they do not prohibit the Company from paying dividends on the preferred stock out of earnings legally available therefor. In addition, the Company issued to the purchaser a warrant to purchase such shares to the extent the notes have not been converted prior to maturity. Net proceeds from the sale of the subordinated notes were used (i) to pay short-term liabilities, (ii) to repay the Company's 18% convertible notes and
(iii) for working capital purposes.

     On February 20, 1998, the Company sold 1,000,000 of shares of it 15% Series A Cumulative Preferred Stock (the 'Preferred Stock') in a public offering at a price of $10 per share. The net proceeds from the issuance and sale of preferred stock amounted to approximately $9,000,000 after deducting underwriter discounts and issuer expenses. Portions of the net proceeds were used (i) for the acquisition and financing of finance contracts, including the funding of reserves and other credit enhancements and (ii) for working capital and general corporate purposes. The underwriters of the Company's public offering purchased an additional 125,000 shares of the Preferred Stock at $10 per share by exercising their over-allotment option on February 27, 1998. The net proceeds from the issuance and sale of these over-allotment shares amounted to approximately $1,125,000.

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

     To foster its growth and increase profitability, the Company will continue to pursue a business strategy based on the following principles:

          Targeted Market and Product Focus -- The Company targets the sub-prime auto finance market because it believes that sub-prime finance presents greater opportunities than does prime lending. This greater opportunity stems from a number of factors, including the relative newness of sub-prime auto finance, the range of finance contracts that various sub-prime auto finance companies provide, the relative lack of competition compared to traditional automotive financing and the potential returns sustainable from large interest rate spreads. The Company focuses on late model used rather than new vehicles, as management believes the risk of loss is lower on used vehicles due to lower depreciation rates, while interest rates are typically higher than on new vehicles. For the period from inception through December 31, 1997, new vehicles and used vehicles represented 6.8% and 93.2%, respectively, of the finance contract portfolio. In addition, the Company concentrates on acquiring finance contracts from dealerships franchised by major automobile manufacturers because they typically offer higher quality vehicles, are better capitalized, and have better service facilities than used car dealers.

          Efficient Funding Strategies -- Through an investment-grade warehouse facility and a periodic securitization program, the Company increases its liquidity, redeploys its capital and reduces its exposure to interest rate fluctuations. The net effect of the Company's funding and securitization program is to provide more proceeds than the Company's acquisition costs, resulting in positive revenue cash flow and lower overall costs of funding, and permitting loan volume to increase with limited additional equity capital.

          Uniform Underwriting Criteria -- To manage the risk of delinquency or defaults associated with sub-prime consumers, the Company has utilized since inception underwriting criteria which are uniformly applied in evaluating credit applications. This evaluation process is conducted on a centralized basis utilizing experienced personnel. These uniform underwriting criteria create consistency in the securitization portfolios of finance contracts that make them more easily analyzed by the rating agencies and more marketable and permit static pool analysis of loan defaults to optimally structure securitizations. See 'Management's Discussion and Analysis -- Repossession Experience -- Static Pool Analysis.'

          Centralized Operating Structure -- While the Company establishes and maintains relationships with dealers through sales representatives located in the geographic markets served by the Company, all of the Company's day-to-day operations are centralized at the Company's offices in Austin, Texas. This centralized structure allows the Company to closely monitor its marketing, funding, underwriting and collections operations and eliminates the expenses associated with full-service branch or regional offices.

          Experienced Management Team -- The Company actively recruits and retains experienced personnel at the executive, supervisory and managerial levels. The senior operating management of the Company consists of seasoned automobile finance professionals with substantial experience in underwriting, collecting and financing automobile finance contracts. In 1997 the difficulties experienced by several competitors provided an opportunity to attract experienced personnel to work for the Company. Hiring in 1998 is not expected to be as rapid but will continue selectively.

          Intensive Collection Management -- The Company believes that intensive collection efforts are essential to ensure the performance of sub-prime finance contracts and to mitigate losses. The Company's collections managers contact delinquent accounts frequently, working cooperatively with customers to get full or partial payments, but will initiate repossession of financed vehicles no later than the 90th day of delinquency. As of December 31, 1997, a total of $32,426,203 or 17.33%, of the Company's finance contract portfolio were between 30 and 89 days past due and $8,368,493, or approximately 4.5%, of the Company's finance contracts outstanding were 90 days past due or greater. The aforementioned percentages and amounts include finance contracts in the Company's portfolio where the Company has discontinued collection efforts, such as where the underlying vehicle has been repossessed, the borrower is in bankruptcy, the dealer is to buy back the loan, or an insurance claim has been filed. From inception through December 31, 1997, the Company repossessed 2,936 (approximately 13%) of its financed vehicles, and the Company had completed the disposal of 1,351 vehicles, resulting in an average loss per repossession of approximately $2,419 per vehicle. See 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Net Loss Per Repossession.'

          Limited Loss Exposure -- To reduce its potential losses on defaulted finance contracts, the Company historically has insured each finance contract it funds against damage to the financed vehicle through a vendor's comprehensive single interest physical damage insurance policy (a 'VSI Policy'). In addition, in connection with certain of the Company's warehouse financing and securitizations through December 31, 1997, the Company purchased credit default insurance through a deficiency balance endorsement (the 'Credit Endorsement') to the VSI Policy. The Credit Endorsement reimburses the Company for the difference between the unpaid contract finance balance and the net proceeds received in connection with the sale of the repossessed vehicle. Moreover, the Company limits loan-to-value ratios and applies a purchase price discount to the finance contracts it acquires. The Company's combination of underwriting criteria, intensive collection efforts and the VSI Policy and Credit Endorsement has resulted in net charge-offs (after receipt of liquidation and insurance proceeds) of 20.98% (excluding repossession costs) of the principal balance outstanding on disposed repossessed vehicles for which the liquidation process has been completed as of December 31, 1997. For its 1997-B and 1997-C securitizations, the Company purchased credit default insurance from Progressive Northern Insurance Company. See

     'Recent Developments,' 'Insurance' and 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Net Loss per Repossession.'

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

     Location of Dealers. Approximately 30% of the Company's dealer network consists of dealers located in Texas, where the Company has operated since 1994. A group of six dealerships (including Charlie Thomas Ford, Inc.) under substantial common ownership accounted for approximately 26.51% and 17.56% for the fiscal year ended 1995 and 1996 respectively, of finance contracts acquired during the same period. One dealership, Charlie Thomas Ford, Inc. of Houston, Texas, accounted for 8.79% of the finance contracts acquired by the Company for the period from inception through December 31,

1996 (8.77% and 8.94% for the fiscal year ended 1995 and 1996 respectively). The Company is no longer purchasing contracts from these dealerships due to a dispute over repurchase obligations. See 'Legal Proceedings.'

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

     The Company's marketing representatives establish financing relationships with new dealerships, and maintain existing dealer relationships. Each marketing representative endeavors to meet with the managers of the finance and insurance ('F&I') departments at each targeted dealership in his or her territory to introduce and enroll dealers in the Company's financing program, educating the F&I managers about the Company's underwriting philosophy, its practice of using experienced underwriters (rather than computerized credit scoring) to review applications, and the Company's commitment to a single lending program that is easy for dealers to master and administer. The marketing representatives offer training to dealership personnel regarding the Company's program guidelines, procedures and philosophy.

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

     Dealer Agreements. Each dealer with which the Company establishes a financing relationship enters into a non-exclusive written dealer agreement (a 'Dealer Agreement') with the Company, governing the Company's acquisition of finance contacts from such dealer. A Dealer Agreement generally provides that the dealer shall indemnify the Company against any damages or liabilities, including reasonable attorney's fees, arising out of
(i) any breach of a representation or warranty of the dealer set forth in the Dealer Agreement or (ii) any claim or defense that a borrower may have against a dealer relating to financing contract. Representations and warranties in a Dealer Agreement generally relate to matters such as whether (a) the financed automobile is free of all liens, claims and encumbrances except the Company's lien, (b) the down payment specified in the finance contract has been paid in full and whether any part of the down payment was loaned to the borrower by the dealer and (c) the dealer has complied with applicable law. If the dealer violates the terms of the Dealer Agreement with respect to any finance contract, the dealer is obligated to repurchase such contract on demand for an amount equal to the unpaid balance and all other indebtedness due to the Company from the borrower.

FINANCING PROGRAM

     Unlike certain competitors who offer numerous marketing programs that the Company believes serve to confuse dealers and borrowers, the Company markets a single financing contract acquisition program to its dealers. The Company believes that by focusing on a single program, it realizes consistency in achieving its contract acquisition criteria, which aids the funding and securitization process. The finance contracts purchased by the Company must meet several criteria, including that each contract: (i) meets the Company's underwriting guidelines; (ii) is secured by a new or late-model used vehicle of a type on the Company's approved list; (iii) was originated in a jurisdiction in the United States in which the Company was licensed or qualified to do business, as appropriate; (iv) provides for level monthly payments (collectively, the 'Scheduled Payments') that fully amortize the amount financed over the finance contract's original contractual term; (v) has an original contractual term from 24 to 60 months; (vi) provides for finance charges at an APR of at least 14%;
(vii) provides a verifiable down payment of 10% or more of the cash selling price; and (viii) is not past due or does not finance a vehicle which is in repossession at the time the finance contract is presented to Company for acquisition. Although the Company has in the past acquired a substantial number of finance contracts for which principal and interest are calculated according to the 'Rule of 78s,' the Company's present policy is to acquire primarily finance contracts calculated using the simple interest method.

     The amount financed with respect to a finance contract will generally equal the aggregate amount advanced toward the purchase price of the financed vehicle, which equals the net selling price of the vehicle (cash selling price less down payment and trade-in), plus the cost of permitted automotive accessories (e.g., air conditioning, standard transmission, etc.), taxes, title and license fees, credit life, accident and health insurance policies, service and warranty contracts and other items customarily included in retail automobile installment contracts and related costs. Thus, the amount financed may be greater than the Manufacturer's Suggested Retail Price ('MSRP') for new vehicles or the market value quoted for used vehicles. Down payments must be in cash or real value of traded-in vehicles. Dealer-assisted or deferred down payments are not permitted.

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

     The Company's Credit Department personnel undergo ongoing internal training programs that are scheduled on a weekly basis and are attended by such personnel depending on their responsibilities. All of these personnel are located in the Company's offices in Austin where they are under the supervision of the Vice President - Credit and the credit manager. The credit manager and the Vice President - Credit have an aggregate of more than 30 years of experience in the automobile finance business. In addition, the Company reviews all repossessions to identify factors that might require refinements in the Company's credit evaluation procedures.

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

     From time to time, the Company also acquires bulk portfolios from other originators. In this event, the Company reunderwrites such contracts to ensure appropriate credit standards are maintained. The Company acquired approximately $14.8 million in finance contracts in 1996 from Greenwich Capital Financial Products which were originated by First Fidelity Acceptance Corp. During the first quarter of 1997, the Company acquired approximately $12.8 million in finance contracts from Credit Suisse First Boston Mortgage Capital LLC ('CSFB') which were originated by Jefferson Capital Corporation. During the third quarter of 1997, the Company acquired a total of $7.9 million in finance contracts from three originators. During the fourth quarter of 1997, the Company acquired a total of $7.4 million in finance contracts from third party originators and, from CSFB, approximately $12.5 million in finance contracts, which were originated by several third parties. CSFB also provided acquisition financing for the purchase.

CONTRACT SERVICING AND COLLECTION

     Contract servicing includes contract administration and collection. Because the Company believes that an active collection program is essential to success in the sub-prime automobile financing market, the Company retains responsibility for finance contract servicing and collection. Prior to December 1997, the Company engaged CSC Logic/MSA L.L.P. (a Texas limited liability partnership doing business as 'Loan Servicing Enterprise') ('LSE') to provide contract administration for its warehouse arrangements and securitizations.

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

     As of December 31, 1997, the Company employed 191 people full-time, including 81 collections specialists and other support personnel, in the Collections Department. Each employee is devoted exclusively to collection functions. The Company attempts to maintain a ratio of between 500 and 600 finance contracts per collections specialist. As of December 31, 1997, there were 236 finance contracts in the Company's finance contract portfolio for every collections specialist. The Collections Department is managed by the Vice President - Collections, who possesses 30 years experience in the automotive and finance industry. The Company hires additional collections specialists in advance of need to ensure adequate staffing and training.

     Accounts reaching five days past due are assigned to collectors who have specific responsibility for those accounts. These collectors contact the customer frequently, both by phone and in writing. Accounts that reach 60 days past due are assigned to two senior collectors who handle those accounts until resolved. To facilitate collections from borrowers, the Company has increased its utilization of Western Union's 'Quick Collect,' which allows borrowers to pay from remote locations, with a check printed at the Company's office. Consistent with the Company's internal policies and securitization documents, finance contract provisions, such as term, interest rate, amount, maturity date or payment schedule will not be amended, modified or otherwise changed, except when required by applicable law or court order or where permitted under the applicable documentation.

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

     Repossessions and Recoveries. If a delinquency exists and a default is deemed inevitable or the collateral is in jeopardy, and in no event later than the 90th day of delinquency (as required by the applicable VSI Policy), the Company's Collections Department will initiate the repossession of the financed vehicle. Bonded, insured outside repossession agencies are used to secure involuntary repossessions. In most jurisdictions, the Company is required to give notice to the borrower of the Company's intention to sell the repossessed vehicle, whereupon the borrower may exercise certain rights to cure his or her default or redeem the automobile. Following the expiration of the legally required notice period, the repossessed vehicle is sold at a wholesale auto auction (or in limited circumstances, through dealers), usually within 60 days of the repossession. The Company closely monitors the condition of vehicles set for auction, and procures an appraisal under the applicable VSI Policy prior to sale. Liquidation proceeds are applied to the borrower's outstanding obligation under the finance contract and loss deficiency claims under the VSI Policy and, if applicable, any deficiency balance policy are then filed. See
' -- Insurance.'

INSURANCE

     Each finance contract requires the borrower to obtain comprehensive and collision insurance with respect to the related financed vehicle with the Company named as a loss payee. The Company relies on a written representation from the selling dealer and independently verifies that a borrower in fact has such insurance in effect when it purchases contracts. Each finance contract acquired by the Company prior to December 31, 1996 is covered by the Interstate VSI Policy, including the Credit Endorsement. The Interstate VSI Policy has been issued to the Company by Interstate Fire & Casualty Company ('Interstate'). Interstate is an indirect wholly-owned subsidiary of Fireman's Fund Insurance Company. Certain finance contracts acquired by the Company after December 31, 1996 are covered by either the Interstate VSI Policy, including the Credit Endorsement, another VSI Policy (which does not include a Credit Endorsement), or the VSI Policy and deficiency balance endorsement (the 'Progressive Policy') issued by Progressive Northern Insurance Company ('Progressive').

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

     'Actual Cash Value' for the purposes of the Credit Endorsement only, means the greater of (i) the price for which the subject financed vehicle is sold or
(ii) the wholesale market value at the time of the loss as determined by an automobile guide approved by Interstate applicable to the region in which the financed vehicle is sold.

     'Net Payoff Balance' for the purposes of the Credit Endorsement, means the outstanding principal balance as of the default date plus late fees and corresponding interest no more than 90 days after the date of default. In no event shall Net Payoff Balance include non-approved fees, taxes, penalties or assessments included in the original instrument, or repossession, disposition, collection or remarketing expenses and fees or taxes incurred.

     The Progressive Policy contains a Deficiency Balance Endorsement (the 'DBE'), pursuant to which Progressive will insure the Company's interest in the Financed Vehicles against direct loss incurred due to the Company's inability to recover one hundred percent (100%) of the balance due under an instrument representing a finance contract. Under the DBE, Progressive will cover such impairment of the Company's interest in the financed vehicle, measured as the Net Payoff Amount, reduced by (a) claim settlements from other insurance policies, (b) claim settlements due under other coverage provisions of the VSI Policy or its other endorsements, and (c) monies recoverable under any other recourse or repurchase agreement or through any dealer hold-back, or any other source. The maximum liability under the DBE is Five Thousand Dollars ($5,000) for any financed contract, and claims payments may not exceed, on a monthly basis, 88% of the premiums paid. See ' -- Recent Developments.'

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

     Effective August 1, 1994, the Company entered into a secured revolving credit agreement with Sentry Financial Corporation ('Sentry') which was amended and restated on July 31, 1995. The amended agreement (the 'Sentry Facility') provides for a $10.0 million warehouse line of credit which terminates December 31, 2000, unless terminated earlier by the Company or Sentry upon meeting certain defined conditions. The proceeds of the Sentry Facility are to be used to originate and acquire finance contracts, to pay for loss default insurance premiums, to make deposits to a reserve account with Sentry, and to pay for fees associated with the origination of finance contracts. The Sentry Facility is collateralized by the finance contracts acquired with the outstanding borrowings. Interest is payable monthly and accrues at a rate of prime plus 1.75% (10.25% at December 31, 1997). The Sentry Facility contains certain restrictive covenants, including requirements to maintain a certain minimum net worth, and cash and cash equivalent balances. The Company pays a utilization fee of up to 0.21% per month on the average outstanding balance of the Sentry Facility. The Sentry Facility also requires the Company to pay up to 0.62% per quarter on the average unused balance. At December 31, 1997, $10,000,000 was available for borrowing under the credit line as there were no amounts outstanding at that date.

     The Company and its wholly owned subsidiary, AutoBond Funding Corporation II, entered into a $50 million revolving warehouse facility (the 'Daiwa Facility') with Daiwa Finance Corporation ('Daiwa') effective as of February 1, 1997. Advances under the Daiwa Facility mature on the earlier of 120 days following the date of the advance or March 31, 1998. The proceeds from the borrowings under the Daiwa Facility are to be used to acquire finance contracts and to make deposits to a reserve account. The Daiwa Facility is collateralized by the finance contracts acquired with the outstanding advances. The Daiwa Facility does not require that the finance contracts funded be covered by default deficiency insurance. Interest is payable upon maturity of the advances and accrues at the lesser of (x) 30 day LIBOR plus 1.15% (6.87% at December 31, 1997) or (y) 11% per annum. The Company also pays a non-utilization fee of .25% per annum on the unused amount of the line of credit. Pursuant to the Daiwa Facility, the Company paid a $243,750 commitment fee. The Daiwa Facility contains certain covenants and representations similar to those in the agreements governing the Company's existing securitizations including, among other things, delinquency and repossession triggers. While no new advances will be made under the Daiwa Facility after March 31, 1998, the maturity date for existing advances has been extended to April 30, 1998, with interest therein accruing at LIBOR plus 4.00% per annum. At December 31, 1997, advances under the Daiwa Facility totaled $7,639,201 and remaining availability was $15,759,792. The Company incurred interest expense under the Daiwa Facility of approximately $1,118,883 during the year ended December 31, 1997.

     During 1997, the Daiwa Facility was amended to allow the Company, at its election, to transfer finance contracts into qualified unconsolidated special purpose subsidiaries. In conjunction with these transfers, these special purpose subsidiaries issue variable funding warehouse notes (beneficial interests) which are convertible into term notes at the option of the holder of such notes. Transfers of finance contracts to the special purpose entities have been recognized as sales under Statement of Financial Accounting Standards No. 125, 'Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities' ('SFAS No. 125').

     On December 31, 1997, the Company purchased approximately $12.5 million of finance contracts from Credit Suisse First Boston Mortgage Capital LLC ('CSFB'), at a purchase price of 93.5% of the outstanding principal balance of the finance contracts. The Company financed its purchase through a warehouse securitization facility with CSFB pursuant to which the finance contracts were transferred to a bankruptcy remote, special purpose corporation, AutoBond Master Funding Corporation II and variable beneficial interests were issued to CSFB. Pursuant to the structure, the Company agreed to maintain sufficient over-collateralization such that CSFB's investment in the special purpose corporation is collateralized by assets having a value equal to or greater than 117% of such investment. Recourse to the Company is limited to 10% of the original unpaid balance of the finance contracts, and the variable beneficial interests accrue interest at LIBOR plus 3% per annum. The variable beneficial interests matures at 120 days and are convertible at CSFB's option into a term securitization. The transfer of finance contracts to the special purpose entity has been recognized as a sale under SFAS No. 125. As of March 31, 1998, the Company is currently in active discussions with several potential warehouse providers. To the extent that the Company is unable to maintain the revolving credit facilities or is unable to arrange new warehouse lines of credit, the Company would have to curtail its finance contract acquisition activities, which would have a material adverse effect on operations and cash position. The Company ability to obtain a successor facility or similar financing will depend on, among other things, the willingness of financial organizations to participate in funding subprime finance contracts and the Company's financial condition and results of operations. The Company's growth is dependent upon its ability to obtain sufficient financing under warehouse credit facilities, at rates and upon terms acceptable to the Company. See 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.'

     Securitization Program. The periodic securitization of finance contracts is an integral part of the Company's business. Securitizations enable the Company to monetize its assets and redeploy its capital resources and warehouse credit facilities for the purchase of additional finance contracts. To date, the Company has completed ten securitizations involving approximately $242 million in aggregate principal amount of finance contracts.

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

     Securitization transactions impact the Company's liquidity in two primary ways. First, the application of proceeds toward payment of the outstanding advances on warehouse credit facilities makes additional borrowing available, to the extent of such proceeds, under those facilities for the acquisition of additional finance contracts. Second, additional working capital is obtained through the Company's practice of borrowing, through the issuance of non-recourse debt, against the value of the senior interest in the retained excess spread. If the structure of the securitizations was changed, it could impact the Company's ability to generate liquidity. See ' -- Recent Developments.'

     Upon each securitization, the Company recognizes the sale of finance contracts and records a non-cash gain or loss in an amount which takes into account the amounts expected to be received as a result of its retained interests. See 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Revenues -- Gain on Sale of Finance Contracts.' At December 31, 1997, the Company held interest-only strip receivables and Class B Certificates totaling $17.2 million, a portion of which had been pledged to secure notes payable of $9.9 million.

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

     When the Company securitizes finance contracts, it repays a portion of its outstanding warehouse indebtedness, making such portion available for future borrowing. As finance contract volume increases, the Company expects to securitize its assets at least quarterly, although there can be no assurance that the Company will be able to do so. See 'Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.'

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

     The trust agreements contain amortization events, the occurrence of any of which may affect the Company's rights to receive payments in respect of the future excess spread cash flows otherwise payable to it until principal and interest payments due the holders of all investor certificates are paid in full. Such amortization events include:

          (i) defaults in certain payments or repurchase obligations under the trust agreements; (ii) unremedied defaults in the performance of any covenants or terms of the trust agreements by a securitization subsidiary;
     (iii) the occurrence of certain bankruptcy or insolvency events of a securitization subsidiary; (iv) unremedied material breaches of representations or warranties of a securitization subsidiary; (v) occurrence of an event of administrator termination; (vi) failure of a securitization subsidiary to transfer certain required amounts of unpaid principal balance of finance contracts to each securitization trust or to retain the resulting shortfall in the collection accounts; (vii) failure of any transfer under the trust agreements to create, or failure of any investor certificates to evidence, a valid and perfected first priority undivided ownership or security interest in the pool of securitized finance contracts and related collateral; (viii) failure of the Company to own, directly or indirectly, 100% of the outstanding shares of common stock of any securitization subsidiary; (ix) entry of unpaid and unstayed judgments aggregating in excess of $25,000 are entered against any securitization subsidiary; or (x) occurrence of a 'change in control' with respect to the Company.

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

     Additionally, during the first half of 1997, several of the Company's competitors have experienced serious problems ranging from allegedly fraudulent misstatements of earnings to increasing losses and inadequate reserves. Although the Company believes it has made adequate reserves to cover losses, the ability of the Company to obtain funding in the future and the rates at which such financings may be obtained could be impaired as a result of the turmoil in the sub-prime auto finance industry. Although the Company was able to obtain financing under the Daiwa Facility and continues to have financing available under the Sentry Facility, there can be no assurance that the recent negative developments in the sub-prime auto finance industry will not have an effect on the Company's ability to raise funds and may result in an increased cost of funding to the Company. See 'Recent Developments.'

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

     In addition, the Federal Trade Commission ('FTC') has adopted a holder-in-due-course rule which has the effect of subjecting persons that finance consumer credit transactions (and certain related lenders and their assignees) to all claims and defenses which the purchaser could assert against the seller of the goods and services. With respect to used automobiles specifically, the FTC's Rule on Sale of Used Vehicles requires that all sellers of used automobiles prepare, complete and display a Buyer's Guide which explains the warranty coverage for such automobiles. The Credit Practices Rules of the FTC impose additional restrictions on sales contract provisions and credit practices.

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

     In the event of default by a borrower under a finance contract, the Company is entitled to exercise the remedies of a secured party under the Uniform Commercial Code ('UCC'). The UCC remedies of a secured party include the right to repossession by self-help means, unless such means would constitute a breach of the peace. Unless the borrower voluntarily surrenders a vehicle, self-help repossession by an independent repossession agent engaged by the Company is usually employed by the Company when a borrower defaults. Self-help repossession is accomplished by retaking possession of the vehicle. If a breach of the peace is likely to occur, or if applicable state law so requires, the Company must obtain a court order from the appropriate state court and repossess the vehicle in accordance with that order. None of the states in which the Company presently does business has any law that would require the Company, in the absence of a probable breach of the peace, to obtain a court order before it attempts to repossess a vehicle.

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

     In March 1998, after Progressive Northern Insurance purported to cancel the VSI and deficiency balance insurance policies issued in favor of the Company, the Company sued Progressive, its affiliate United Financial Casualty Co. and their agent in Texas, Technical Risks, Inc. in the district court of Harris County, Texas. The action seeks declaratory relief confirming the Company's interpretation of the policies, as discussed under 'Business -- Recent Developments', as well as claims for damages based upon breach of contract, bad faith and fraud. The Company has not yet received the defendants' answers. Also in March 1998, the Company commenced an action in Travis County, Texas, against Loan Servicing Enterprise, alleging LSE's contractual breach of its servicing obligations on a continuing basis. LSE has commenced an action against AutoBond in Texas state court seeking recovery from the Company of putative termination fees in connection with LSE's termination as servicer. The Company expects the two actions to be consolidated.

     The Company's carrier for the credit deficiency insurance obtained through 1996, Interstate Fire & Casualty Co. ('Interstate') determined in late 1996 to no longer offer such coverage to the auto finance industry, including the Company. In connection with Interstate's attempt to no longer offer credit deficiency coverage for contracts originated after December 1996, the Company commenced an action in the United States District Court for the Western District of Texas, Austin Division, seeking a declaratory judgment that (a) the Company was entitled to 180 days' prior notice of cancellation and (b) Interstate was not entitled to raise premiums on finance contracts for which coverage was obtained prior to the effectiveness of such cancellation, as well as seeking damages for Interstate's alleged deficiencies in paying claims. Prior to receiving the Company's complaint in the Texas action, Interstate commenced a similar action for declaratory relief in the United States Court for the Northern District of Illinois. While settlement discussions are ongoing, Interstate and the Company have to date acted on the basis of a cancellation date of May 12, 1997 (i.e., no finance contracts presented after that date will be eligible for credit deficiency coverage by Interstate, although all existing contracts for which coverage was obtained will continue to have the benefits of such coverage), no additional premiums having been demanded or paid, and the claims-paying process having been streamlined. In particular, in order to speed the claims-paying process, Interstate has paid lump sums to the Company as an estimate of claims payable prior to completion of processing. Pending the Company's determination of the appropriate destination for such claims payments, the Company has deposited and will continue to deposit such funds into a segregated account.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOHLDER MATTERS

     On November 8, 1996, the Company's Common Stock was listed for quotation and began trading on Nasdaq National Market ('Nasdaq') under the symbol 'ABND.' Prior to such date, the Company's stock was closely held and not traded on any regional or national exchange.

                       HIGH AND LOW SALE PRICES BY PERIOD

QUARTER ENDED                                                       HIGH                 LOW
-------------------------------------------------------------   -------------      ---------------

December 31, 1996............................................   $11                $9 1/4
March 31, 1997...............................................   $10 3/8            $4
June 30, 1997................................................   $ 4 3/4            $2 1/4
September 30, 1997...........................................   $ 5 1/8            $3 13/16
December 31, 1997............................................   $ 4 1/2            $2 5/8

     On February 27, 1998, the Company's common stock listing was transferred to the American Stock Exchange and began trading under the symbol 'ABD'. The transfer agent and registrar for the Common Stock is American Stock Transfer & Trust Company. As of March 26, 1998, the Company had approximately 16 stockholders of record, exclusive of holders who own their shares in 'street' or nominee names.

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

                                                                 PERIOD FROM
                                                                AUGUST 1, 1994               YEAR ENDED
                                                                (INCEPTION) TO              DECEMBER 31,
                                                                 DECEMBER 31,     ---------------------------------
                                                                   1994(2)         1995         1996         1997
                                                                --------------    ------    ------------    -------
                                                                (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

Statement of operations data:
     Interest income.........................................       $   38        $2,881      $  2,520      $ 4,119
     Gain on sale of finance contracts.......................       --              --             658       18,666
     Servicing fee income....................................       --             4,086        12,820        1,131
     Other income (loss).....................................       --              --             388       (1,485)
                                                                   -------        ------    ------------    -------
          Total revenues.....................................           38         6,967        16,386       22,431
                                                                   -------        ------    ------------    -------
     Provision for credit losses.............................           45            49           412          613
     Interest expense........................................           19         2,100         2,383        3,880
     Salaries and benefits...................................          226         1,320         4,529        7,357
     General and administrative..............................          245         1,463         2,331        6,075
     Other operating expenses................................           48           963         1,120        2,005
                                                                   -------        ------    ------------    -------
          Total expenses.....................................          583         5,895        10,775       19,930
                                                                   -------        ------    ------------    -------
     Income before income taxes and extraordinary loss.......         (545)        1,072         5,611        2,501
     Provision for income taxes..............................       --               199         1,926          888
     Extraordinary loss, net of tax benefit..................       --              --            (100)       --
                                                                   -------        ------    ------------    -------
     Net income..............................................       $ (545)       $  873      $  3,585      $ 1,613
                                                                   -------        ------    ------------    -------
     Earnings per share before extraordinary item............      $(0.11)        $0.17        $0.64         $0.25
     Earnings per share-basic................................      $(0.11)        $0.17        $0.62         $0.25
     Earnings per share-diluted..............................      $(0.11)        $0.17        $0.62         $0.25
Weighted average shares outstanding..........................        5,118,753    5,190,159    5,791,189    6,516,056
Cash flow data:
     Cash used in operating activities.......................       (2,514)       (3,913)       (2,726)      (3,135)
     Cash used in investing activities.......................          (16)       (1,987)       (2,582)     (10,807)
     Cash provided by financing activities...................        2,530         5,992         9,337        9,980
Asset quality data:
     Delinquencies as a percentage of principal balance of
       finance contract portfolio serviced (end of period)(1)
     30-59 days past due.....................................                       4.69%         7.55%       11.48%
     60+ days past due.......................................                       2.32%         4.63%       10.32%

                                                                                       DECEMBER 31,
                                                                          ---------------------------------------
                                                                           1994      1995       1996       1997
                                                                          ------    -------    -------    -------

Balance sheet data:
Cash and cash equivalents..............................................   $ --      $    93    $ 4,121    $   159
Restricted funds.......................................................     --        1,683      2,982      6,904
Finance contracts held for sale, net...................................    2,361      3,355        228      1,366
Interest-only strip receivable.........................................     --          847      4,247      9,428
          Total assets.................................................    2,500     11,065     26,133     43,033
Revolving credit agreement.............................................    2,055      1,150      --         7,639
Notes payable..........................................................     --        2,675     10,175      9,841
Repurchase agreement...................................................     --        1,061      --         --
          Total debt...................................................    2,055      4,886     10,175     17,480
Shareholders' equity...................................................     (109)     3,026     12,142     15,171

------------

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

(2) The Company was incorporated on June 15, 1993 and commenced operations on August 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the preceding 'Selected Financial Data' and the Company's Consolidated Financial Statements and Notes thereto and the other financial data included herein. Certain of the financial information set forth below has been rounded in order to simplify its presentation. However, the ratios and percentages set forth below are calculated using the detailed financial information contained in the Financial Statements and the Notes thereto, and the financial data included elsewhere in this Form 10-K.

     The Company is a specialty consumer finance company engaged in underwriting, acquiring, servicing and securitizing retail installment contracts ('finance contracts') originated by franchised automobile dealers in connection with the sale of used and, to a lesser extent, new vehicles to selected consumers with limited access to traditional sources of credit ('sub-prime consumers'). Sub-prime consumers generally are borrowers unable to qualify for traditional financing due to one or more of the following reasons: negative credit history (which may include late payments, charge-offs, bankruptcies, repossessions or unpaid judgments); insufficient credit; employment or residence histories; or high debt-to-income or payment-to-income ratios (which may indicate payment or economic risk).

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

     The continued acquisition and servicing of subprime finance contracts by an independent finance company under current market conditions is a capital and labor intensive enterprise. Capital is needed to fund the acquisition of finance contracts and to effectively securitize them so that additional capital is made available for acquisition activity. While a portion of the Company's capital has been obtained with investment grade ratings at relatively low interest rates, the remainder is difficult to obtain and requires the Company to pay high coupons, fees and other issuance expenses, with a negative impact on earnings. The underwriting and servicing of a growing subprime finance contract portfolio requires a higher level of experienced personnel than that required for a portfolio of higher credit-quality consumer loans. Accordingly, the Company's growth in finance contract volume since inception has corresponded with a significant increase in expenses related to building the infrastructure necessary for effective underwriting and servicing, resulting in a decrease in net income for 1997 fiscal year as compared with 1996. Although the Company's assumption of all servicing functions in late 1997 is expected to increase servicing income, it is uncertain when the Company will begin to realize overall improvements in net income as the growth in acquisition volume continues, especially in view of the high cost of capital. See
' -- Results of Operations' and ' -- Liquidity and Capital Resources;' and Note 1 to the Notes to the Consolidated Financial Statements.

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

     The Company implemented Statement of Financial Accounting Standards No. 125 'Transfer and Servicing of Financial Assets and Extinguishment of Liabilities' ('SFAS No. 125') as of January 1, 1997. SFAS No. 125 provides new accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. This statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings and requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value. For transfers that result in the recognition of a sale, SFAS No. 125 requires that the newly created assets obtained and liabilities incurred by the transferors as a part of a transfer of financial assets be initially measured at fair value. Interests in the assets that are retained are measured by allocating the previous carrying amount of the assets (e.g. finance contracts) between the interests sold (e.g. investor certificates) and interests retained (e.g. interest-only strip receivable) based on their relative fair values at the date of the transfer. The amounts initially assigned to these financial components is a determinant of the gain or loss from a securitization transaction under SFAS No. 125.

     The discounted excess spread cash flows are reported on the consolidated balance sheet as 'interest-only strip receivables.' The fair value of the interest-only strip receivable is determined by discounting the excess spread cash flows at a rate based on assumptions that market participants would use for similar financial instruments subject to prepayment, default, collateral value and interest rate risks. The subordinated certificates are then formed by carving out a portion of the discounted excess spread cash flows. The remainder of the discounted excess spread cash flows represent the interest-only strip receivable. All of the excess spread cash flows are paid by the securitization trustee to the investor security holders until such time as all accrued interest together with principal have been paid in full. Subsequently, all remaining excess spread cash flows are paid to the Company.

     An impairment review of the interest-only strip receivable is performed quarterly by calculating the net present value of the expected future excess spread cash flows after giving effect to changes in assumptions due to market and economic changes and the performance of the loan pool to date. The discount rate used is an estimated market rate, currently 15%. Impairment is determined on a disaggregated basis consistent with the risk characteristics of the underlying finance contracts, consisting principally of origination date and originating dealership, as well as the performance of the pool to date. To the extent that the Company deems the asset to be permanently impaired, the Company would record a charge against earnings and write down the asset accordingly. The Company recorded an adjustment to other income (loss) of $1,312,234 during the year ended December 31, 1997 as a result of the impairment review.

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

     The gain on sale of finance contracts is affected by the aggregate principal balance of contracts securitized and the gross interest spread on those contracts. The following table illustrates the gross interest spread for each of the Company's securitizations (dollars in thousands):

                                                      REMAINING      WEIGHTED
                                                      BALANCE AT      AVERAGE
                                                     DECEMBER 31,    CONTRACT     CERTIFICATE                    GROSS
          SECURITIZATION              BALANCE(1)         1997          RATE          RATE        RATINGS(2)    SPREAD(3)
----------------------------------   ------------    ------------    ---------    -----------    ----------    ---------

AutoBond Receivables
  Trust 1995-A....................   $ 26,261,009    $ 11,429,768       18.9%         7.23%         Baa2          11.7%
AutoBond Receivables
  Trust 1996-A....................     16,563,366       9,119,507       19.7%         7.15%         Baa2          12.5%
AutoBond Receivables
  Trust 1996-B....................     17,832,885      10,529,943       19.7%         7.73%         Baa2          12.0%
AutoBond Receivables
  Trust 1996-C....................     22,296,719      16,759,706       19.7%         7.45%         Baa2          12.3%
AutoBond Receivables
  Trust 1996-D....................     25,000,000      19,346,258       19.5%         7.37%         Baa2          12.1%
AutoBond Receivables
  Trust 1997-A(4).................     27,196,052      22,130,875       20.8%         7.82%         Baa2          13.0%
AutoBond Receivables
  Trust 1997-B....................     34,725,196      32,523,526       19.9%         7.66%         Baa3          12.3%
AutoBond Receivables
  Trust 1997-C....................     34,430,079      33,289,098       20.0%         7.56%         Baa3          12.5%
AutoBond Master Funding
  Corporation(5)..................     26,601,006      26,601,006       19.7%         7.09%          --           12.5%
AutoBond Master Funding
  Corporation II(5)...............     11,285,431      11,285,431       18.6%         8.73%          --            9.9%
                                     ------------    ------------
          Total...................   $242,191,743    $193,015,118
                                     ------------    ------------
                                     ------------    ------------

(1) Refers only to balances on senior investor certificates.

(2) Indicates ratings by Moody's Investors Service, Inc.

(3) Difference between weighted average contract rate and senior certificate rate.

(4) Includes Class A and Class B Notes.

(5) Includes Variable Rate Funding Notes.

                            ---------------------------

     See 'Business -- Recent Developments' for a discussion of recent actions taken by Fitch and Moody's.

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

FINANCE CONTRACT ACQUISITION ACTIVITY

     The following table sets forth information about the Company's finance contract acquisition activity (dollars in thousands):

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                  -----------------------------
                                                                                     1996              1997
                                                                                  -----------      ------------
Number of finance contracts acquired...........................................         7,331            13,189
     Principal balance of finance contracts acquired...........................   $86,522,631      $148,931,331
     Number of active dealerships(1)...........................................           654             1,060
     Number of enrolled dealerships............................................           715             1,621

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

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

NET INCOME

     In the year ended December 31, 1997, net income decreased $1,971,833 to $1,613,053 from $3,584,886 for the year ended December 31, 1996. The decrease in net income was primarily attributable to an increase in infrastructure costs to support higher finance contract acquisition and servicing volumes and impairment charges on interest-only strip receivables. The principal balance of finance contracts acquired increased $62.4 million to $148.9 million for the year ended December 31, 1997 from $86.5 million for the year ended December 31, 1996. Due to weakened competitors, the Company more aggressively added qualified personnel as they became available in the year ended December 31, 1997, and this added to the growth in salary and benefit expenses.

TOTAL REVENUES

     Total revenues increased $6,044,588 to $22,431,128 for the year ended December 31, 1997 from $16,386,540 for the year ended December 31, 1996 due to expansion of the Company's finance contract acquisition and securitization activities.

     Interest Income. Interest income increased $1,599,183 to $4,118,795 for the year ended December 31, 1997 from $2,519,612 for the year ended December 31, 1996 due the growth and timing of finance contract acquisitions. The Company acquired finance contracts totaling $148.9 million during the year ended December 31, 1997 compared to $86.5 million in the comparable 1996 period. Accretion on interest-only strip receivables increased $392,478 from the respective 1996 period to $546,507 during the year ended December 31, 1997.

     Gain on Sale of Finance Contracts. The Company realized gain on sale totaling $18,666,570 on finance contracts carried at $136.4 million (13.7%) during the year ended December 31, 1997. Gain on sale amounted to $12,820,700 on finance contracts carried at $85.0 million (15.1%) in the comparable 1996 period. Accordingly, gain on sale of finance contracts rose $5,845,870 during the year ended December 31, 1997 over the comparable 1996 period.

     Servicing Fee Income. The Company reports servicing fee income only with respect to finance contracts that are securitized. For the year ended December 31, 1997, servicing fee income was $1,131,142, primarily collection agent fees. Servicing fee income increased by $473,192 from the year ended December 31, 1996 as a result of increased securitization activity by the Company. The ratio of servicing fee income to the average principal balance of finance contracts outstanding declined from 1.0% for the year ended December 31, 1996 to .8% during the year ended December 31, 1997, as the Company waived $149,415 in servicing fees during the later period. The Company waived these servicing fees to enhance the liquidity of specific outstanding securitization trusts during 1997, increasing the rate of repayment of non-recourse notes. The result of such waiver is the deferral and subordination of the Company's ultimate receipt of such waived fees.

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

TOTAL EXPENSES

     Total expenses of the Company increased $9,154,803 to $19,929,904 for year ended December 31, 1997 from $10,775,101 for the year ended December 31, 1996. The ratio of total expenses to the average principal balance of finance contracts outstanding declined from 16.9% for the year ended December 31, 1996 to 13.4% for year ended December 31, 1997 on an annualized basis. As of December 1, 1997 the Company completed the transfer of certain servicing functions from LSE to in-house personnel and equipment. The Company incurred significant expenses in the hiring and training of personnel as well as the acquisition and leasing of equipment primarily to facilitate the servicing transfer during the year ended December 31, 1997. For example, the incremental equipment expense for the period was approximately $441,366.

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

     General and Administrative Expenses. General and administrative expenses increased $3,743,879 to $6,075,125 for the year ended December 31, 1997 from $2,331,246 the year ended December 31, 1996. This increase was due primarily to growth in the Company's operations. General and administrative expenses consist principally of office, furniture and equipment leases, professional fees, non-employee marketing commissions, communications and office supplies, and are expected to increase as the Company continues to grow and also due to the costs of operating as a public company.

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

     Interest-Only Strip Receivables. The following table provides historical data regarding the interest-only strip receivable:

                                                                   YEAR ENDED DECEMBER 31,
                                                                 ---------------------------
                                                                    1996            1997
                                                                 ----------      -----------

Beginning balance.............................................   $  846,526      $ 4,247,274
Unrealized appreciation.......................................       --            1,589,782
Additions from securitization transactions....................    3,246,719        4,356,656
Accretion of discount.........................................      154,029          546,507
Impairment charge.............................................       --           (1,312,233)
                                                                 ----------      -----------
     Ending balance...........................................   $4,247,274      $ 9,427,986
                                                                 ----------      -----------
                                                                 ----------      -----------

     Trust Receivable. At the time a securitization closes, the Company's securitization subsidiary is required to fund a cash reserve account within the trust to provide additional credit support for the senior investor securities. Additionally, depending on the structure of the securitization, a portion of the future excess spread cash flows from the trust is required to be deposited in the cash reserve account to increase the initial deposit to a specified level. Amounts on deposit in cash reserve accounts are also reflected as advances to the relevant trust under the item 'Cash flows from investing activities' in the Company's consolidated statements of cash flows. The initial cash reserve deposits for the Company's securitizations follow:

                                                                   SENIOR INVESTOR     INITIAL
                                                                     CERTIFICATE       RESERVE
                         SECURITIZATION                               AMOUNT(1)        DEPOSIT      PERCENT
----------------------------------------------------------------   ---------------    ----------    -------

AutoBond Receivables Trust 1995-A...............................     $26,261,009      $  525,220       2.0%
AutoBond Receivables Trust 1996-A...............................      16,563,366         331,267       2.0%
AutoBond Receivables Trust 1996-B...............................      17,832,885         356,658       2.0%
AutoBond Receivables Trust 1996-C...............................      22,297,719         445,934       2.0%
AutoBond Receivables Trust 1996-D...............................      25,000,000         500,000       2.0%
AutoBond Receivables Trust 1997-A(2)............................      27,196,052         560,744       2.1%
AutoBond Receivables Trust 1997-B...............................      34,725,196         868,130       2.5%
AutoBond Receivables Trust 1997-C...............................      34,430,079         860,752       2.5%
AutoBond Master Funding Corporation(3)..........................      26,601,006       4,285,855      16.1%
AutoBond Master Funding Corporation II(3).......................      11,285,431           --          0.0%

------------

(1) Refers only to balances on senior investor certificates upon issuance.

(2) Includes Class A and Class B Notes.

(3) Includes Variable Rate Funding Notes (beneficial interests).

                            ------------------------

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

DELINQUENCY EXPERIENCE

     The following table reflects the delinquency experience of the Company's finance contract portfolio:

                                                      DECEMBER 31, 1996          DECEMBER 31, 1997
                                                    ---------------------      ---------------------

Principal balance of finance contracts
  outstanding....................................   $104,889,892               $187,098,957
Delinquent finance contracts(1):
30-59 days past due..............................      7,916,425     7.55%       21,484,450    11.48%
60-89 days past due..............................      2,102,014     2.00%       10,941,753     5.85%
90 days past due and over........................      2,763,300     2.63%        8,368,493     4.47%
                                                    ------------    -----      ------------    -----
          Total..................................   $ 12,781,739    12.18%     $ 40,794,696    21.80%
                                                    ------------    -----      ------------    -----
                                                    ------------    -----      ------------    -----

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

REPOSSESSION EXPERIENCE -- STATIC POOL ANALYSIS

     Because the Company's finance contract portfolio is continuing to grow rapidly, management does not manage losses on the basis of a percentage of the Company's finance contract portfolio, because percentages can be favorably affected by large balances of recently acquired finance contracts.

Management monitors actual dollar levels of delinquencies and charge-offs and analyzes the data on a 'static pool' basis.

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

                                                               REPOSSESSION FREQUENCY
                                       ----------------------------------------------------------------------
                                                                                                  PRINCIPAL
                                       PRINCIPAL BALANCE OF                                        BALANCE
        YEAR AND QUARTER OF              REPOSSESSIONS BY                                        OF CONTRACTS
            ACQUISITION                  QUARTER ACQUIRED      CUMULATIVE(1)    ANNUALIZED(2)      ACQUIRED
------------------------------------   --------------------    -------------    -------------    ------------

1994
  Q3................................        $   21,148             20.91%            5.97%       $    101,161
  Q4................................           558,044             22.89%            7.04%          2,437,674
1995
  Q1................................         1,570,799             24.89%            8.30%          6,310,421
  Q2................................         1,556,086             25.14%            9.14%          6,190,596
  Q3................................         1,753,861             24.23%            9.69%          7,239,813
  Q4................................         2,050,507             16.82%            7.48%         12,188,863
1996
  Q1................................         4,721,783             30.54%           15.27%         15,460,823
  Q2................................         4,288,468             23.16%           13.23%         18,520,410
  Q3................................         4,036,155             14.36%            9.58%         28,098,899
  Q4................................         3,833,759             15.68%           12.55%         24,442,500
1997
  Q1................................         3,948,029             11.32%           11.32%         34,875,869
  Q2................................         2,610,105              7.39%            9.86%         35,305,817
  Q3................................           409,489              1.18%            2.36%         34,629,616
  Q4................................            19,474              0.04%            0.18%         44,120,029

------------

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

                                                                             FROM AUGUST 1,
                                                                            1994 (INCEPTION)
                                                                          TO DECEMBER 31, 1997
                                                                          --------------------

Number of finance contracts acquired...................................             23,386
Number of vehicles repossessed.........................................              2,936
Repossessed units disposed of..........................................              1,351
Repossessed units awaiting disposition(1)..............................              1,585
Cumulative gross charge-offs(2)........................................       $ 14,520,631
Costs of repossession(2)...............................................            225,003
Proceeds from auction, physical damage insurance and refunds(2)........         (8,035,075)
                                                                          --------------------
Net loss...............................................................          6,710,560
Deficiency insurance settlement received(2)............................         (3,438,798)
                                                                          --------------------
Net charge-offs(2).....................................................       $  3,271,762
                                                                          --------------------
                                                                          --------------------
Net charge-offs per unit disposed......................................       $      2,422
Net loss as a percentage of cumulative gross charge-offs...............              53.79%
Recoveries as a percentage of cumulative gross charge-offs(3)(4).......              79.02%

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

     At December 31, 1997, the Company had no outstanding balance on a $10.0 million revolving credit facility (the 'Sentry Facility') with Sentry Financial Corporation ('Sentry'), which expires on December 31, 2000. The proceeds from borrowings under the Sentry Facility are used to acquire finance contracts, to pay applicable credit default insurance premiums and to make deposits to a reserve account with Sentry. The Company pays a utilization fee of up to 0.21% per month on the average outstanding balance under the Sentry Facility. The Sentry Facility also requires the Company to pay up to 0.62% per quarter on the average unused balance. Interest is payable monthly and accrues at a per annum rate of prime plus 1.75% (10.25% at December 31, 1997).

     The Sentry Facility contains certain conditions and imposes certain requirements, including, among other things, minimum net worth and cash and cash equivalent balances in the reserve accounts. In April 1996, the Company paid a one-time commitment fee of $700,000 to Sentry. Under the Sentry Facility, the Company incurred interest expense of $420,674 for the year ended December 31, 1997.

     The Company and its wholly owned subsidiary, AutoBond Funding Corporation II, entered into a $50 million revolving warehouse facility (the 'Daiwa Facility') with Daiwa Finance Corporation ('Daiwa') effective as of February 1, 1997. Advances under the Daiwa Facility mature on the earlier of 120 days following the date of the advance or March 31, 1998. The proceeds from the borrowings under the Daiwa Facility are to be used to acquire finance contracts and to make deposits to a reserve account. The Daiwa Facility is collateralized by the finance contracts acquired with the outstanding advances. The Daiwa Facility does not require that the finance contracts funded be covered by default deficiency insurance. Interest is payable upon maturity of the advances and accrues at the lesser of (x) 30 day LIBOR plus 1.15% (6.87% at December 31, 1997), or (y) 11% per annum. The Company also pays a non-utilization fee of .25% per annum on the unused amount of the line of credit. Pursuant to the Daiwa Facility, the Company paid a $243,750 commitment fee. The debt issuance cost is being amortized as interest expense on a straight line basis through March 1998. The Daiwa Facility contains certain covenants and representations similar to those in the agreements governing the Company's existing securitizations including, among other things, delinquency and repossession triggers. At December 31, 1997, advances under the Daiwa Facility totaled $7,639,201 and remaining availability was $15,759,792. The Company incurred interest expense under the Daiwa Facility of approximately $1,118,883 during the year ended December 31, 1997.

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

     Notes Payable. Pursuant to the Agreement (the 'Securities Purchase Agreement') entered into on June 30, 1997, the Company issued by private placement $2,000,000 in aggregate principal amount of senior secured convertible notes ('Convertible Notes'). Interest on the Convertible Notes was payable quarterly at a rate of 18% per annum. The Convertible Notes were redeemed by the Company in February 1998.

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

     In January 1998, the Company privately placed with BancBoston Investments, Inc. ('BancBoston') $7,500,000 in aggregate principal amount of its 15% senior subordinated convertible notes (the 'Subordinated Notes'). Interest on the Subordinated Notes is payable quarterly until maturity on

February 1, 2001. The Subordinated Notes are convertible at the option of the holder for up to 368,462 shares of Common Stock, at a conversion price of $3.30 per share, subject to adjustment under standard anti-dilution provisions. In the event of a change of control transaction, the holder of the Subordinated Notes may require the Company to repurchase the Subordinated Notes at 100% of the principal amount plus accrued interest. The Subordinated Notes are redeemable at the option of the Company on or after July 1, 1999 at redemption prices starting at 105% of the principal amount, with such premium reducing to par on and after November 1, 2000, plus accrued interest. The Subordinated Notes were issued pursuant to an Indenture, dated as of January 30, 1998 (the 'Indenture') between the Company and BankBoston, N.A., as agent. The Indenture contains certain restrictive covenants including (i) a consolidated leveraged ratio not to exceed 2 to 1 (excluding nonrecourse warehouse debt and securitization debt), (ii) limitations on restricted payments such as dividends (but excluding, so long as no event of default has occurred under the Indenture, dividends or distributions on the Preferred Stock), (iii) limitations on sales of assets other than in the ordinary course of business and (iv) certain financial covenants, including a minimum consolidated net worth test of $12 million (plus proceeds from equity offerings), a minimum ratio of earnings to interest of 1.5 to 1, and a maximum cumulative repossession ratio of 27%.

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

     Securitization Program. In its securitization transactions through the end of 1996, the Company sold pools of finance contracts to a special purpose subsidiary, which then assigned the finance contracts to a trust in exchange for cash and certain retained beneficial interests in future excess spread cash flows. The trust issued two classes of fixed income investor certificates:
'Class A Certificates' which were sold to investors, generally at par with a fixed coupon, and subordinated excess spread certificates ('Class B Certificates'), representing a senior interest in excess spread cash flows from the finance contracts, which were typically retained by the Company's securitization subsidiary and which collateralize borrowings on a non-recourse basis. The Company also funded a cash reserve account that provides credit support to the Class A Certificates. The Company's securitization subsidiaries also retained a 'Transferor's Interest' in the contracts that is subordinate to the interest of the investor certificate holders.

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

     The Company relies significantly on a strategy of periodically selling finance contracts through asset-backed securitizations. The Company's ability to access the asset-backed securities market is affected by a number of factors, some of which are beyond the Company's control and any of which could cause substantial delays in securitization including, among other things, the recent withdrawal of ratings by Fitch and downgrade by Moody's, the requirements for large cash contributions by the Company into securitizations, conditions in the securities markets in general, conditions in the asset-backed securities market and investor demand for subprime auto paper. Additionally, gain on sale of finance contracts represents a significant portion of the Company's total revenues and, accordingly, net income. If the Company were unable to securitize finance contracts or account for any securitization as a sale transaction in a financial reporting period, the Company would likely incur a significant decline in total revenues and net income or report a loss for such period. Moreover, the Company's ability to monetize excess spread cash flows has been an important factor in providing the Company with substantial liquidity, but such ability appears to be diminishing due to the difficulty in obtaining acceptable insurance and ratings. If the Company were unable to securitize its finance contracts and did not have sufficient credit available, either under warehouse credit facilities or from other sources, the Company would have to sell portions of its portfolio directly to whole loan buyers or curtail its finance contract acquisition activities. See 'Business -- Funding/Securitization of Finance Contracts.'

     Equity Offerings. In February 1998, the Company completed the underwritten public offering of 1,125,000 shares of its 15% Series A Cumulative Preferred Stock (the 'Preferred Stock'), with a liquidation preference of $10 per share. The price to public was $10 per share, with net proceeds to the Company of approximately $10,150,000. Such net proceeds have been utilized for working capital purposes, including the funding of finance contracts. Dividends on the Preferred Stock are cumulative and payable quarterly on the last day of March, June, September and December of each year, commencing on June 30, 1998, at the rate of 15% per annum. After three years from the date of issuance, the Company may, at its option, redeem one-sixth of the Preferred Stock each year, in cash at the liquidation price per share (plus accrued and unpaid dividends), or, if in Common Stock, that number of shares equal to $10 per share of Preferred Stock to be redeemed, divided by 85% of the average closing sale price per share for the Common Stock for the 5 trading days prior to the redemption date. The Preferred Stock is not redeemable at the option of the holder and has no stated maturity.

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

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ('FASB') issued Statement of Financial Accounting Standards ('SFAS') No. 131, 'Disclosure about Segments of an Enterprise and Restated Information,' which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to geographic areas and major customers. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997.

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

     No person who, at any time during the fiscal year ended December 31, 1997, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, or any other person subject to Section 16 of the Exchange Act with respect to the Company because of the requirements of Section 30 of the Investment Company Act ('reporting person') has failed to file or is delinquent in filing the forms and reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 1997 or prior fiscal years.

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

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

     The following documents are filed as part of this Form 10-K:

1.    Financial Statements
      Report of Independent Accountants -- Coopers & Lybrand L.L.P.
           Financial Statements
           Consolidated Balance Sheets
           Consolidated Statements of Income and Comprehensive Income
           Consolidated Statements of Shareholders' Equity
           Consolidated Statements of Cash Flows
           Notes to the Consolidated Financial Statements
2.    Financial Statement Schedule
        Schedule II; Valuation and Qualifying Accounts
3.    Exhibits


EXHIBIT
NO.                                               DESCRIPTION OF EXHIBIT
----  ---------------------------------------------------------------------------------------------------------------

   3.1(1)     -- Restated Articles of Incorporation of the Company
   3.2(1)     -- Amended and restated Bylaws of the Company
   3.3(5)     -- Certificate of Designation for the Company's 15% Series A Cumulative Preferred Stock
   4.1(1)     -- Specimen Common Stock Certificate
   4.2(5)     -- Specimen Preferred Stock Certificate
  10.1(1)     -- Amended and Restated Loan Origination, Sale and Contribution Agreement dated as of December 15, 1995 by and between the Company and AutoBond Funding Corporation I
  10.2(1)     -- Security Agreement dated as of May 21, 1996 among AutoBond Funding Corporation II, the Company and
                 Norwest Bank Minnesota, National Association
  10.3(1)     -- Credit Agreement and Side Agreement, dated as of May 21, 1996 among AutoBond Funding Corporation II, the Company and Peoples Life Insurance Company
  10.4(1)     -- Servicing Agreement dated as of May 21, 1996 among AutoBond Funding Corporation II, CSC Logic/MSA
                 L.L.P., doing business as 'Loan Servicing Enterprise', the Company and Norwest Bank Minnesota,
                 National Association
  10.5(1)     -- Loan Acquisition Sale and Contribution Agreement dated as of May 21, 1996 by and between the Company and AutoBond Funding Corporation II
  10.6(1)     -- Second Amended and Restated Secured Revolving Credit Agreement dated as of July 31, 1995 between
                 Sentry Financial Corporation and the Company
  10.7(1)     -- Management Administration and Services Agreement dated as of January 1, 1996 between the Company and
                 AutoBond, Inc.
  10.8(1)     -- Employment Agreement dated November 15, 1995 between Adrian Katz and the Company
  10.9(1)     -- Employment Agreement effective as of May 1, 1996 between William O. Winsauer and the Company
  10.10(1)    -- Vender's Comprehensive Single Interest Insurance Policy and Endorsements, issued by Interstate Fire
                 & Casualty Company
  10.11(1)    -- Warrant to Purchase Common Stock of the Company dated March 12, 1996
  10.12(1)    -- Employee Stock Option Plan
  10.13(1)    -- Dealer Agreement dated November 9, 1994, between the Company and Charlie Thomas Ford, Inc.
  10.14(1)    -- Automobile Loan Sale Agreement, dated as of September 30, 1996, among the Company, First Fidelity
                 Acceptance Corp., and Greenwich Capital Financial Products, Inc.
  10.15(2)    -- Servicing Agreement, dated as of January 29, 1997, between CSC LOGIC/MSA L.P.P., doing business as
                 'Loan Servicing Enterprise' and the Company
  10.16(2)    -- Credit Agreement, dated as of February 1, 1997, among AutoBond Funding Corporation II, the Company and Daiwa Finance Corporation
  10.17(2)    -- Security Agreement, dated as of February 1, 1997, by and among AutoBond Funding Corporation II, the
                 Company and Norwest Bank Minnesota, National Association

EXHIBIT NO.                                           DESCRIPTION OF EXHIBIT
-----------   -------------------------------------------------------------------------------------------------------
  10.18(2)    -- Automobile Loan Sale Agreement, dated as of March 19, 1997, by and between Credit Suisse First
                 Boston Mortgage Capital L.L.C., a Delaware limited liability company, and the Company
  10.19(3)    -- Automobile Loan Sale Agreement, dated as of March 26, 1997, by and between Credit Suisse First
                 Boston Mortgage Capital L.L.C., a Delaware limited liability company, and the Company
  10.20(4)    -- Credit Agreement, dated as of June 30, 1997, by and among AutoBond Master Funding Corporation, the
                 Company and Daiwa Finance Corporation
  10.21(4)    -- Amended and Restated Trust Indenture, dated as of June 30, 1997, among AutoBond Master Funding
                 Corporation, AutoBond Acceptance Corporation and Norwest Bank Minnesota, National Association.
  10.22(4)    -- Securities Purchase Agreement, dated as of June 30, 1997, by and among the Company, Lion Capital
                 Partners, L.P. and Infinity Emerging Opportunities Limited.
  10.23(5)    -- Credit Agreement, dated as of December 31, 1997, by and among AutoBond Master Funding Corporation
                 II, the Company and Credit Suisse First Boston Mortgage Capital L.L.C
  10.24(5)    -- Trust Indenture, dated as of December 31, 1997, among AutoBond Master Funding Corporation II, the
                 Company and Manufacturers & Traders Trust Company
  10.25(5)    -- Receivables Purchase Agreement, dated as of December 31, 1997, between Credit Suisse First Boston
                 Mortgage Capital L.L.C and the Company
  10.26(5)    -- Servicing Agreement, dated as of December 31, 1997, among the Company, AutoBond Master Funding
                 Corporation II and Manufacturers & Traders Trust Company
  10.27(5)    -- Indenture and Note, dated January 30, 1998, between the company and Bank Boston, N.A.
  10.28(5)    -- Warrant, dated January 30, 1998, issued to BancBoston Investments, Inc.
  10.29(5)    -- Purchase Agreement, dated January 30, 1998, between the Company and BancBoston Investments, Inc.
  10.30       -- Warrant, dated February 2, 1998, issued to Dresner Investments Services, Inc. (previously filed)
  10.31       -- Warrant Agreement and Warrant, dated February 20, 1998, issued to Tejas Securities Group, Inc.
                 (previously filed)
  10.32(5)    -- Consulting and Employment Agreement, dated as of January 1, 1998 between Manuel A. Gonzalez and the
                 Company
  10.33(5)    -- Severance Agreement, dated as of February 1, 1998 between Manuel A. Gonzalez and the Company
  10.34       -- Common Stock Investment Agreement, dated May 19, 1998, between Promethean Investment Group, L.L.C. and
                 Autobond Acceptance Corporation
  21.1(4)     -- Subsidiaries of the Company
  21.2(5)     -- Additional Subsidiaries of the Company
  27.1        -- Financial Data Schedule (previously filed)

------------

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

(5) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-41257).
                            ------------------------
     (b)Reports of Form 8-K

     The Company filed no reports on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                          AUTOBOND ACCEPTANCE CORPORATION

                                          By:      /s/ WILLIAM O. WINSAUER
                                             ...................................
                                                    WILLIAM O. WINSAUER,
                                                   CHAIRMAN OF THE BOARD
                                                AND CHIEF EXECUTIVE OFFICER

Date: June 2, 1998

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

                SIGNATURE                                     CAPACITY                            DATE
------------------------------------------  --------------------------------------------   -------------------
         /s/ WILLIAM O. WINSAUER            Chairman of the Board and Chief Executive          June 2, 1998
 .........................................    Officer
          (WILLIAM O. WINSAUER)

             /s/ ADRIAN KATZ                Vice Chairman of the Board, Chief                  June 2, 1998
 .........................................    Operating Officer and Chief
                                              Financial Officer
              (ADRIAN KATZ)

          /s/ R. T. PIGOTT, JR.             Vice President and Chief Accounting Officer        June 2, 1998
 .........................................
           (R. T. PIGOTT, JR.)

           /s/ JOHN S. WINSAUER             Secretary and Director                             June 2, 1998
 .........................................
            (JOHN S. WINSAUER)

            /s/ THOMAS BLINTEN              Director                                           June 2, 1998
 .........................................
             (THOMAS BLINTEN)

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                              PAGE
                                                                                                              ----

Report of Independent Accountants..........................................................................    F-2

Consolidated Balance Sheets as of December 31, 1996 and 1997...............................................    F-3

Consolidated Statements of Income and Comprehensive Income for the Years Ended December 31, 1995, 1996 and
  1997.....................................................................................................    F-4

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1995, 1996 and 1997.......    F-5

Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1996 and 1997.................    F-6

Notes to Consolidated Financial Statements.................................................................    F-7

Schedule II -- Valuation and Qualifying Accounts...........................................................    S-1

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

     As discussed in Note 1, the Company's most significant warehouse and securitization facility, which expires March 31, 1998, has been extended to April 30, 1998. The Company is currently in negotiations with other parties for additional warehouse and securitzation facilities. The Company is dependent upon obtaining sufficient financing at rates and upon terms acceptable to the Company in order to maintain its level of operations.

     As discussed in Note 1, the previously issued consolidated financial statements of AutoBond Acceptance Corporation and Subsidiaries as of and for the year ended December 31, 1997 have been restated.

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

     As described in Note 1, the Company implemented Statement of Financial Accounting Standards ('SFAS') No. 125, 'Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities' as of January 1, 1997 and SFAS No. 130, 'Reporting Comprehensive Income,' for the year ended December 31, 1997.

                                          COOPERS & LYBRAND L.L.P.

Austin, Texas
March 30, 1998

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                             DECEMBER 31,
                                                                                      --------------------------
                                                                                         1996           1997
                                                                                      -----------    -----------

                                      ASSETS
Cash and cash equivalents..........................................................   $ 4,121,342    $   159,293
Restricted funds...................................................................     2,981,449      6,904,264
Finance contracts held for sale, net...............................................       228,429      1,366,114
Collateral acquired, net...........................................................       152,580        150,908
Class B certificates...............................................................    10,465,294      7,878,306
Retained interest in beneficial interest of trust..................................       --           5,083,213
Interest-only strip receivables....................................................     4,247,274      9,427,986
Debt issuance cost.................................................................       997,338        605,847
Trust receivable...................................................................     2,230,003      9,627,144
Due from affiliates................................................................        25,300         --
Other assets.......................................................................       683,955      1,830,410
                                                                                      -----------    -----------
          Total assets.............................................................   $26,132,964    $43,033,485
                                                                                      -----------    -----------
                                                                                      -----------    -----------

                       LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Revolving credit facilities...................................................   $   --         $ 7,639,201
     Notes payable.................................................................    10,174,633      9,841,043
     Accounts payable and accrued liabilities......................................     1,474,586      3,386,685
     Bank overdraft................................................................       --           2,936,883
     Payable to affiliates.........................................................       265,998        554,233
     Deferred income taxes.........................................................     2,075,553      3,504,249
                                                                                      -----------    -----------
          Total liabilities........................................................    13,990,770     27,862,294
                                                                                      -----------    -----------
Commitments and contingencies
Shareholders' equity:
     Preferred stock, no par value; 5,000,000 shares authorized; no shares issued
     Common stock, no par value; 25,000,000 shares authorized, 6,512,500 and
      6,531,311 shares issued and outstanding......................................         1,000          1,000
     Additional paid-in capital....................................................     8,617,466      8,781,669
     Deferred compensation.........................................................       (11,422)       --
     Due from shareholders.........................................................      (378,618)      (187,555)
     Unrealized appreciation on interest-only strip receivables....................       --           1,049,256
     Retained earnings.............................................................     3,913,768      5,526,821
                                                                                      -----------    -----------
          Total shareholders' equity...............................................    12,142,194     15,171,191
                                                                                      -----------    -----------
               Total liabilities and shareholders' equity..........................   $26,132,964    $43,033,485
                                                                                      -----------    -----------
                                                                                      -----------    -----------

   The accompanying notes are an integral part of the consolidated financial statements.

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                                YEAR ENDED DECEMBER 31,
                                                                        ----------------------------------------
                                                                           1995          1996           1997
                                                                        ----------    -----------    -----------

Revenues:
     Interest income.................................................   $2,880,961    $ 2,519,612    $ 4,118,795
     Gain on sale of finance contracts...............................    4,085,952     12,820,700     18,666,570
     Servicing fee income............................................       --            657,950      1,131,142
     Other income (loss).............................................       --            388,278     (1,485,379)
                                                                        ----------    -----------    -----------
          Total revenues.............................................    6,966,913     16,386,540     22,431,128
                                                                        ----------    -----------    -----------
Expenses:
     Provision for credit losses.....................................       48,702        412,387        612,715
     Interest expense................................................    2,099,867      2,382,818      3,879,543
     Salaries and benefits...........................................    1,320,100      4,529,006      7,357,284
     General and administrative......................................    1,462,740      2,331,246      6,075,125
     Other operating expenses........................................      963,017      1,119,644      2,005,237
                                                                        ----------    -----------    -----------
          Total expenses.............................................    5,894,426     10,775,101     19,929,904
                                                                        ----------    -----------    -----------
Income before income taxes and extraordinary loss....................    1,072,487      5,611,439      2,501,224
Provision for income taxes...........................................      199,000      1,926,553        888,171
                                                                        ----------    -----------    -----------
Income before extraordinary loss.....................................      873,487      3,684,886      1,613,053
Extraordinary loss, net of tax.......................................       --           (100,000)       --
                                                                        ----------    -----------    -----------
          Net income.................................................      873,487      3,584,886      1,613,053
Other comprehensive income, net of tax:
     Unrealized appreciation on interest-only strip receivables......       --            --           1,049,256
                                                                        ----------    -----------    -----------
     Other comprehensive income......................................       --            --           1,049,256
                                                                        ----------    -----------    -----------
                                                                        ----------    -----------    -----------
     Comprehensive income............................................   $  873,487    $ 3,584,886    $ 2,662,309
                                                                        ----------    -----------    -----------
                                                                        ----------    -----------    -----------
Earnings per common share basic:
     Income before extraordinary loss................................     $0.17          $0.64          $0.25
     Extraordinary loss, net of tax..................................       --           (0.02)           --
                                                                          -----          -----          -----
                                                                          -----          -----          -----
          Net income.................................................     $0.17          $0.62          $0.25
                                                                          -----          -----          -----
                                                                          -----          -----          -----

Earnings per common share diluted
     Income before extraordinary loss................................     $0.17          $0.63          $0.25
     Extraordinary loss, net of tax..................................       --            0.01            --
                                                                          -----          -----          -----
                                                                          -----          -----          -----

          Net income.................................................     $0.17          $0.62          $0.25
                                                                          -----          -----          -----
                                                                          -----          -----          -----


   The accompanying notes are an integral part of the consolidated financial statements.

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                YEAR ENDED DECEMBER 31,
                                                                        ----------------------------------------
                                                                           1995          1996           1997
                                                                        ----------    -----------    -----------

Common stock shares:
     Beginning of year...............................................    5,118,753      5,118,753      6,512,500
     Stock issued pursuant to employee contract......................       --            568,747        --
     Issuance of common stock in public offering.....................       --            825,000        --
     Exercise of common stock warrants...............................       --            --              18,811
                                                                        ----------    -----------    -----------
     End of year.....................................................    5,118,753      6,512,500      6,531,311
                                                                        ----------    -----------    -----------
                                                                        ----------    -----------    -----------
Common stock:
     Beginning balance...............................................   $    1,000    $     1,000    $     1,000
                                                                        ----------    -----------    -----------
     Ending balance..................................................        1,000          1,000          1,000
                                                                        ----------    -----------    -----------
Additional paid-in capital:
     Beginning balance...............................................      451,000      2,912,603      8,617,466
     Capital contributions...........................................    2,323,103        --             --
     Deferred compensation pursuant to employee contract.............      138,500        --             --
     Issuance of common stock in public offering.....................       --          5,704,863        --
     Issuance/exercise of common stock warrants......................       --            --             164,203
                                                                        ----------    -----------    -----------
     Ending balance..................................................    2,912,603      8,617,466      8,781,669
                                                                        ----------    -----------    -----------
Deferred compensation:
     Beginning balance...............................................       --            (62,758)       (11,422)
     Deferred compensation pursuant to employee contract.............     (138,500)       --             --
     Amortization of deferred compensation...........................       75,742         51,336         11,422
                                                                        ----------    -----------    -----------
     Ending balance..................................................      (62,758)       (11,422)       --
                                                                        ----------    -----------    -----------
Due from shareholders:
     Beginning balance...............................................      (16,000)      (153,359)      (378,618)
     Payments from (to) shareholders.................................     (137,359)      (225,259)       191,063
                                                                        ----------    -----------    -----------
     Ending balance..................................................     (153,359)      (378,618)      (187,555)
                                                                        ----------    -----------    -----------
Unrealized appreciation on interest-only strip receivables:
     Beginning balance...............................................       --            --             --
     Increase in unrealized appreciation on interest-only strip
       receivables...................................................       --            --           1,049,256
                                                                        ----------    -----------    -----------
     Ending balance..................................................       --            --           1,049,256
                                                                        ----------    -----------    -----------
Retained earnings:
     Beginning balance...............................................     (544,605)       328,882      3,913,768
     Net income......................................................      873,487      3,584,886      1,613,053
                                                                        ----------    -----------    -----------
     Ending balance..................................................      328,882      3,913,768      5,526,821
                                                                        ----------    -----------    -----------
Total shareholders' equity...........................................   $3,026,368    $12,142,194    $15,171,191
                                                                        ----------    -----------    -----------
                                                                        ----------    -----------    -----------

   The accompanying notes are an integral part of the consolidated financial statements.

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEAR ENDED DECEMBER 31,
                                                                   ---------------------------------------------
                                                                       1995            1996            1997
                                                                   ------------    ------------    -------------
Cash flows from operating activities:
     Net income.................................................   $    873,487    $  3,584,886    $   1,613,053
     Adjustments to reconcile net income to net cash used in
       operating activities:
          Amortization of finance contract acquisition discount
            and insurance.......................................       (795,579)       (358,949)         (11,472)
          Amortization of deferred compensation.................         75,742          51,336           11,422
          Amortization of debt issuance costs...................                        497,496          818,481
          Provision for credit losses...........................         48,702         412,387          612,715
          Depreciation and amortization.........................        --              --               288,878
          Deferred income taxes.................................        199,000       1,876,553          888,171
          Accretion of interest-only strip receivables..........        --             (154,029)        (546,507)
          Impairment of interest-only strip receivables.........        --              --             1,312,234
          Unrealized (gain) loss on Class B certificates........        --             (388,278)         293,188
     Changes in operating assets and liabilities:
          Other assets..........................................       (354,208)       (329,747)      (1,435,333)
          Class B certificates..................................     (2,834,502)     (7,242,514)       2,293,800
          Retained interest in beneficial interest of trust.....        --              --            (5,083,213)
          Interest-only strip receivables.......................       (846,526)     (3,246,719)      (4,356,657)
          Accounts payable and accrued liabilities..............      1,110,446        (361,496)       1,912,099
          Due to/due from affiliates............................       (248,937)        (14,899)         313,535
     Purchases of finance contracts.............................    (31,200,131)    (83,672,335)    (140,364,193)
     Sales of finance contracts.................................     27,399,543      85,014,394      136,389,461
     Repayments of finance contracts............................      2,660,018       1,605,461        1,915,606
                                                                   ------------    ------------    -------------
               Net cash used in operating activities............     (3,912,945)     (2,726,453)      (3,134,732)
                                                                   ------------    ------------    -------------
Cash flows from investing activities:
     Increase in restricted funds...............................     (1,544,661)     (1,298,612)      (3,922,815)
     Advances to AutoBond Receivables Trusts....................       (525,220)     (1,704,783)      (7,397,141)
     Decrease (increase) in due from shareholders...............       (137,359)       (225,259)         191,063
     Disposal proceeds from collateral acquired.................        220,359         646,600          321,870
                                                                   ------------    ------------    -------------
               Net cash used in investing activities............     (1,986,881)     (2,582,054)     (10,807,023)
                                                                   ------------    ------------    -------------
Cash flows from financing activities:
     Net borrowings (payments) on revolving credit facilities...       (904,355)     (1,150,421)       7,639,201
     Debt issuance costs........................................        --             (794,834)        (426,991)
     Proceeds (payments) from borrowings on repurchase
       agreement................................................      1,061,392      (1,061,392)        --
     Proceeds from notes payable................................      2,674,597      12,575,248        2,015,150
     Payments on notes payable..................................        --           (5,075,212)      (2,348,740)
     Shareholder contributions..................................      2,323,103         --              --
     Increase (decrease) in bank overdraft......................        837,749        (861,063)       2,936,883
     Proceeds from public offering of common stock, net.........        --            5,704,863         --
     Issuance/exercise of common stock warrants.................        --              --               164,203
                                                                   ------------    ------------    -------------
          Net cash provided by financing activities.............      5,992,486       9,337,189        9,979,706
                                                                   ------------    ------------    -------------
Net increase (decrease) in cash and cash equivalents............         92,660       4,028,682       (3,962,049)
Cash and cash equivalents at beginning of period................        --               92,660        4,121,342
                                                                   ------------    ------------    -------------
Cash and cash equivalents at end of period......................   $     92,660    $  4,121,342    $     159,293
                                                                   ------------    ------------    -------------
                                                                   ------------    ------------    -------------

   The accompanying notes are an integral part of the consolidated financial statements.

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

     AutoBond Acceptance Corporation ('AAC') was incorporated in June 1993 and commenced operations August 1, 1994. AAC and its wholly-owned subsidiaries, AutoBond Funding Corp I ('ABF I'), AutoBond Funding Corp II ('ABF II'), and AutoBond Funding Corp III ('ABF III') (collectively, the 'Company'), engage primarily in the business of acquiring, securitizing and servicing automobile installment sale contracts ('finance contracts') originated by franchised automobile dealers. The Company specializes in contracts to consumers who generally have limited access to traditional financing, such as that provided by commercial banks or captive finance companies of automobile manufacturers. The Company purchases contracts directly from automobile dealers or from other originators, with the intent to resell them to institution investors in securitization structures.

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

     The Company and its credit loss deficiency insurance provider on two of its securtizations disagree over the cancellability of coverages and the aggregate limitation of liability under such policies. The Company has filed suit to seek a declaratory judgment to affirm their interpretation of the insurance policies. Should the Company's interpretation be incorrect, the Company would need to reassess its carrying value of its interest-only strip receivables under new assumptions and the result of this reevaluation could be material. The Company's estimated future cash flow at December 31, 1997 exceed the aggregate limitations asserted by the insurance provider by approximately $.5 million.

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

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Trust Receivable

     At the close of a securitization, the Company is required to establish a cash reserve within the trust for future credit losses. Additionally, depending on each securitization structure, a portion of the Company's future servicing cash flow is required to be deposited as additional reserves for credit losses. The initial cash reserve deposits for the Company's securitizations totaled $525,220, $1.6 million and $6.6 million for the years ended December 31, 1995, 1996 and 1997, respectively. These amounts represented 2.0%, 2.0% and 4.9% of the senior investor certificates issued by the trusts during the respective periods. The trust reserves are increased monthly from excess cash flows until such time as they attain a level of 6% of the outstanding principal balance.

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

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Class B Certificates

     Pursuant to certain securitization transactions, the related trusts have issued Class B certificates to the Company which are subordinate to the Class A Certificates and senior to the interest-only strip receivables with respect to cash distributions from the trust. The Company accounts for the Class B certificates as trading securities in accordance with Statement of Financial Accounting Standards No. 115 'Accounting for Certain Investments in Debt and Equity Securities' ('SFAS No. 115'). SFAS No. 115 requires fair value accounting for these certificates with the resultant unrealized gain or loss recorded in the statements of operations in the period of the change in fair value. The Company determines fair value on a disaggregated basis utilizing quotes from outside dealers who utilize discounted cash flow analyses similar to that described below for determining market value of the excess servicing receivable, as well as other unique characteristics such as the remaining principal balance in relation to estimated future cash flows and the expected remaining terms of the certificates. Estimated transaction costs associated with a sale of the Class B certificates are not deducted from the fair value determination. The Company recorded unrealized gain (loss) on the Class B certificates of $388,278 and ($293,188) during the years ended December 31, 1996 and 1997, respectively. The Class B certificates accrue interest at 15%.

INTEREST-ONLY STRIP RECEIVABLES AND ADOPTION OF NEW ACCOUNTING STANDARD

     The Company adopted Statement of Financial Accounting Standards No. 125, 'Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities' ('SFAS No. 125'), as amended by Statement of Financial Accounting Standards No. 127, 'Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125 -- An Amendment of FASB Statement No. 125' ('SFAS No. 127'), on January 1, 1997. SFAS No. 125 applies a control-oriented, financial-components approach to financial-asset-transfer transactions whereby the Company (1) reognizes the financial and servicing assets it controls and the liabilities it has incurred, (2) derecognizes financial assets when control has been surrendered, and (3) derecognizes liabilities once they are extinquished. Under SFAS No. 125, control is considered to have been surrendered only if: (i) the transferee assets have been isolated from the transferor and its creditors, even in bankruptcy or other receivership (ii) the transferee has the right to pledge or exchange the transferred assets, or, is a qualifying special-purpose entity (as defined) and the holders of beneficial interests in that entity have the right to pledge or exchange those interests; and (iii) the transferor does not maintain effective control over the transferred assets through an agreement which both entitles and obligates it to repurchase or redeem those assets prior to maturity, or through an agreement which both entitles and obligates it to repurchase or redeem those assets if they were not readily obtainable elsewhere. If any of these conditions are not met, the Company accounts for the transfer as a secured borrowing.

     As a result of adopting SFAS No. 125, the excess servicing receivables previously shown on the consolidated balance sheet as of December 31, 1996 have been reclassified as interest-only strip receivables, and accounted for as an investment security classified similar to those classified as 'available for sale' under SFAS No. 115. Accordingly, any unrealized gain or loss in the fair value is included as a component of equity, net of the income tax effect. Any impairment deemed permanent is recorded as a charge against earnings.

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

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

EARNINGS PER SHARE

     The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, 'Earnings Per Share' ('SFAS No. 128') which specifies the computation, presentation, and disclosure requirements for earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities of other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     Effective for periods ended December 31, 1997, the Company implemented Statement of Financial Accounting Standards No. 130, 'Reporting Comprehensive Income' ('SFAS No. 130'). SFAS No. 130 establishes disclosure standards for reporting comprehensive income, which is the change in equity during a period from transactions and other events from non-owner sources. Comprehensive income reconciles net income to retained earnings on the face of the statement of income.

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

RESTATEMENT OF FINANICAL STATEMENTS

     The Company has restated its consolidated financial statements as of and for the year ended December 31, 1997 to correct certain errors in such statements discovered subsequent to their original issuance. The most significant error involved the misidentification of funds collected on finance contracts as allocable to an on-balance sheet warehouse facility rather than a securitization trust, resulting in an overstatement of revenues recorded by the Company. The error occurred in connection with the transfer of servicing from a third party servicer to in-house personnel and technology. The net effect of the restatement on certain line items in the consolidated balance sheet and statement of income and comprehensive income is as follows:



                                           PREVIOUSLY                       RESTATED
                                            REPORTED      ADJUSTMENT       BALANCE
                                          ------------    -----------      ---------
                                                YEAR ENDED DECEMBER 31, 1997

Income before income taxes...........      $2,874,574       $(373,350)     $2,501,224
Provision for income taxes...........       1,015,110        (126,939)        888,171
                                           ----------       ---------      ----------
Net income                                 $1,859,464       $(246,411)     $1,613,053
                                           ==========       =========      ==========

Earnings per common share:
    Basic............................           $0.29          $(0.04)         $0.25
    Diluted..........................            0.28           (0.03)          0.25
                                                =====          ======          =====


                                                         DECEMBER 31, 1997
                                           -------------------------------------------
Retained earnings.....................     $5,773,232       $(246,411)      $5,526,821
                                           ==========       =========       ==========

2. FINANCE CONTRACTS HELD FOR SALE

     The following amounts are included in finance contracts held for sale as of:

                                                                            DECEMBER 31,
                                                                       ----------------------
                                                                         1996         1997
                                                                       --------    ----------

Unpaid principal balance............................................   $266,450    $1,946,135
Prepaid insurance...................................................     18,733        --
Contract acquisition discounts......................................    (31,554)     (129,899)
Allowance for credit losses.........................................    (25,200)     (450,122)
                                                                       --------    ----------
                                                                       --------    ----------
                                                                       $228,429    $1,366,114
                                                                       --------    ----------
                                                                       --------    ----------

3. INTEREST-ONLY STRIP RECEIVABLES AND GAIN ON SALE

     The changes in interest-only strip receivables follow:

                                                                   YEAR ENDED DECEMBER 31,
                                                                 ---------------------------
                                                                    1996            1997
                                                                 ----------      -----------

Beginning balance.............................................   $  846,526      $ 4,247,274
Unrealized appreciation.......................................       --            1,589,782
Additions from securitization transactions....................    3,246,719        4,356,656
Accretion of discount.........................................      154,029          546,507
Impairment charge.............................................       --           (1,312,233)
                                                                 ----------      -----------
                                                                 ----------      -----------
Ending balance................................................   $4,247,274      $ 9,427,986
                                                                 ----------      -----------
                                                                 ----------      -----------

     The Company periodically reviews the fair value of the interest-only strip receivables. The difference in the fair value of securities available for sale and the historical carrying value on a disaggregated basis, where any reduction in value does not result in a permanent impairment, is

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     During the fourth quarter of 1997, the Company revised its estimate of future cash flows related to its interest-only strip receivables. Significant assumptions utilized in the estimation of future cash flows include:

                          VARIABLE                                                ASSUMPTIONS
------------------------------------------------------------  ---------------------------------------------------

Discount rate                                                 15%
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

4. REVOLVING CREDIT FACILITIES

     Effective August 1, 1994, the Company entered into a secured revolving credit agreement with Sentry Financial Corporation ('Sentry') which was amended and restated on July 31, 1995. The amended agreement (the 'Sentry Facility') provides for a $10.0 million warehouse line of credit which terminates December 31, 2000, unless terminated earlier by the Company or Sentry upon meeting certain defined conditions. The proceeds of the Sentry Facility are to be used to originate and acquire finance contracts, to pay for loss default insurance premiums, to make deposits to a reserve account with Sentry, and to pay for fees associated with the origination of finance contracts. The Sentry Facility is collateralized by the finance contracts acquired with the outstanding borrowings. Interest is payable monthly and accrues at a rate of prime plus 1.75% (10.25% at December 31, 1997). The Sentry Facility contains certain restrictive covenants, including requirements to maintain a certain minimum net worth, and cash and cash equivalent balances. Under the Sentry Facility, the Company paid interest of $411,915, $220,674 and $420,674 for the years ended December 31, 1995, 1996 and 1997, respectively. Pursuant to the Sentry Facility, the Company was required to pay a $700,000 warehouse facility fee payable upon the successful securitization of finance contracts. The $700,000 was payable in varying amounts after each of the first three securitizations. The Company accrued the $700,000 debt issuance cost upon the first securitization in December 1995, the date the Company determined the liability to be probable in accordance with SFAS No. 5. The $700,000 debt issuance cost is being amortized as interest expense on a straight line basis through December 31, 2000, the termination date of the Sentry Facility. The Company pays a utilization fee of up to 0.21% per month on the average outstanding balance of the Sentry Facility. The Sentry Facility also requires the Company to pay up to 0.62% per quarter on the average unused balance. At December 31, 1997, $10,000,000 was available for borrowing under the credit line as there were no amounts outstanding at that date.

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Effective May 21, 1996 the Company, through its wholly-owned subsidiary AutoBond Funding Corporation II, entered into a $20 million revolving warehouse facility (the 'Providian Facility'), with Peoples Security Life Insurance Company (an affiliate of Providian Capital Management), which expired December 15, 1996. The proceeds from the borrowings under the Providian Facility were used to acquire finance contracts, to pay credit default insurance premiums and to make deposits to a reserve account. Interest was payable monthly at a per annum rate of LIBOR plus 2.60%. The Providian Facility also required the Company to pay a monthly fee on the average unused balance of 0.25% per annum. The Providian Facility was collateralized by the finance contracts acquired with the outstanding borrowings.

     The Company and its wholly owned subsidiary, AutoBond Funding Corporation II, entered into a $50 million revolving warehouse facility (the 'Daiwa Facility') with Daiwa Finance Corporation ('Daiwa') effective as of February 1, 1997. Advances under the Daiwa Facility mature on the earlier of 120 days following the date of the advance or March 31, 1998. The proceeds from the borrowings under the Daiwa Facility are to be used to acquire finance contracts and to make deposits to a reserve account. The Daiwa Facility is collateralized by the finance contracts acquired with the outstanding advances. The Daiwa Facility does not require that the finance contracts funded be covered by default deficiency insurance. Interest is payable upon maturity of the advances and accrues at the lesser of (x) 30 day LIBOR plus 1.15% (6.87% at December 31, 1997) or (y) 11% per annum. The Company also pays a non-utilization fee of .25% per annum on the unused amount of the line of credit. Pursuant to the Daiwa Facility, the Company paid a $243,750 commitment fee. The debt issuance cost is being amortized as interest expense on a straight line basis through March 1998. The Daiwa Facility contains certain covenants and representations similar to those in the agreements governing the Company's existing securitizations including, among other things, delinquency and repossession triggers. The Company had credit availability under the Diawa Facility of $15,759,792 at December 31, 1997.

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

6. NOTES PAYABLE

     The following amounts are included in notes payable as of:

                                                                                            DECEMBER 31,
                                                                                     ---------------------------
                                                                                        1996             1997
                                                                                     -----------      ----------

Notes payable, collateralized by Class B certificates.............................   $10,050,781      $7,783,219
Convertible notes payable.........................................................       --            2,000,000
Other notes payable...............................................................       123,852          57,824
                                                                                     -----------      ----------
                                                                                     -----------      ----------
                                                                                     $10,174,633      $9,841,043
                                                                                     -----------      ----------
                                                                                     -----------      ----------

     Pursuant to the securitization completed in December 1995, the Company entered into a term loan agreement with a finance company to borrow approximately $2,684,000. The loan was collateralized by the Company's Class B certificates from its 1995 securitization as well as the interest-only strip receivables from the cash flows of the related trust. The loan accrued interest at 20% per annum

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     Pursuant to the an agreement (the 'Securities Purchase Agreement') entered into on June 30, 1997, the Company issued by private placement $2,000,000 in aggregate principal amount of senior secured convertible notes ('convertible notes'). Interest is payable quarterly at a rate of 18% per annum until maturity on June 30, 2000. If the Company pays down the convertible notes in full prior to June 30, 1998, the holders will have no conversion rights. The convertible notes, collateralized by the interest-only strip receivables from the Company's first four securitizations, are convertible into shares of common stock of the Company upon the earlier to occur of (i) an event of default on the convertible notes and (ii) June 30, 1998, through the close of business on June 30, 2000, subject to prior redemption. The conversion price is equal to the outstanding principal amount of the convertible note being converted divided by the lesser of (x) $5.00 (as adjusted by the terms of the Securities Purchase Agreement) and
(y) 85% of the average of the five lowest closing bid prices of the Company's common stock on the Nasdaq Stock Market, or such other exchange or market where the common stock is then traded during the 60 trading days immediately preceding the date the convertible note is converted or the applicable date of repayment (subject to adjustment under certain circumstances specified in the Securities Purchase Agreement). The Company also paid certain debt issuance costs to the purchaser

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

totaling $25,000, which are being amortized as interest expense on a straight line basis through June 30, 2000. The Company paid off this debt in February 1998.

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

7. INCOME TAXES

     The provision for income taxes for the years ended December 31, 1995, 1996 and 1997 consisted of a provision for deferred taxes and the Company had no current liability. The reconciliation between the provision for income taxes and the amounts that would result from applying the Federal statutory rate is as follows:

                                                                         YEAR ENDED DECEMBER 31,
                                                                   ------------------------------------
                                                                     1995         1996          1997
                                                                   --------    ----------    ----------

Federal tax at statutory rate of 34%............................   $364,646    $1,907,889    $  850,416
Other...........................................................     17,354        18,664        37,755
Change in valuation allowance...................................   (183,000)       --            --
                                                                   --------    ----------    ----------
Provision for income taxes......................................   $199,000    $1,926,553    $  888,171
                                                                   --------    ----------    ----------
                                                                   --------    ----------    ----------

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes Significant components of the Company's net deferred tax liability are as follows:

                                                                                     DECEMBER 31,
                                                                               ------------------------
                                                                                  1996          1997
                                                                               ----------    ----------

Deferred tax assets:
     Allowance for credit losses............................................   $   16,728    $  244,489
     Cost related to securitizations........................................      491,935       727,443
     Other..................................................................        3,883        61,769
     Net operating loss carryforwards.......................................    2,792,067     8,098,975
                                                                               ----------    ----------
          Gross deferred tax assets.........................................    3,304,613     9,132,676
                                                                               ----------    ----------
Deferred tax liabilities:
     Gain on securitizations................................................    5,242,372    11,755,155
     Other..................................................................      137,794       341,245
                                                                               ----------    ----------
          Gross deferred tax liabilities....................................    5,380,166    12,096,400
                                                                               ----------    ----------
                                                                                2,075,553     2,963,724
Unrealized appreciation on interest-only strip receivables..................       --           540,525
                                                                               ----------    ----------
Net deferred tax liabilities................................................   $2,075,553    $3,504,249
                                                                               ----------    ----------
                                                                               ----------    ----------

     At December 31, 1997, the Company had tax net operating loss carryforwards of approximately $23,821,000 expiring in fiscal years 2009 through 2012.

8. STOCKHOLDERS' EQUITY

     Effective May 30, 1996, the Board of Directors adopted restated articles of incorporation, which authorized 25,000,000 shares of no par value common stock and 5,000,000 shares of no par value preferred stock.

Stock Based Compensation Plan

     The Company grants stock options under a stock-based incentive compensation plan (the 'Option Plan'). The Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for the Option Plan. In 1995, SFAS No. 123 'Accounting for Stock-Based Compensation' ('SFAS 123') was issued, which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Option Plan. Adoption of the cost recognition provisions of SFAS 23 is optional and the Company has decided not to elect these provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the expense recognition provisions of SFAS 123 are required by SFAS 123 and are presented below.

     Under the Option Plan, the Company is authorized to issue shares of Common Stock pursuant to 'Awards' granted in various forms, including incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, and other similar stock-based Awards. The Company granted stock options in 1996 and 1997 under the Option Plan in the form of non-qualified stock options.

Stock Options

     The Company has granted stock options to employees and directors. The stock options granted in 1996 and 1997 have contractual terms of 10 years. All options granted to the employees and directors have an exercise price no less than the fair market value of the stock at grant date. The options granted

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

vest 33.33% per year, beginning on the first anniversary of the date of grant. In accordance with APB 25, the Company has not recognized any compensation cost for the stock options granted.

     A summary of the status of the Company's stock options for the years ended December 31, 1996 and 1997 is presented below:

                                                                          # SHARES OF           AVERAGE
                                                                       UNDERLYING OPTIONS    EXERCISE PRICE
                                                                       ------------------    --------------
Outstanding at December 31, 1995....................................        --                   --
     Granted........................................................         297,500             $10.11
                                                                          ----------            -------
Outstanding at December 31, 1996....................................         297,500             $10.12
     Granted........................................................          93,000               5.67
     Exercised......................................................        --
     Forfeited......................................................        -119,500               9.50
                                                                          ----------            -------
Outstanding at December 31, 1997....................................         271,000             $ 8.85
                                                                          ----------            -------
                                                                          ----------            -------
Options exercisable at end of period................................          64,329             $10.17
                                                                          ----------            -------
                                                                          ----------            -------

                                                                               WEIGHTED          WEIGHTED
                                                         # SHARES OF           AVERAGE           AVERAGE
RANGE OF EXERCISE PRICES                              UNDERLYING OPTIONS    REMAINING LIFE    EXERCISE PRICE
---------------------------------------------------   ------------------    --------------    --------------
$2.00 to $2.99.....................................          11,000               9.4             $ 2.48
$3.00 to $3.99.....................................          14,000               9.6               3.59
$4.00 to $4.99.....................................          29,000               9.4               4.38
$8.00 to $8.99.....................................           3,000               9.1               8.88
$9.00 to $9.99.....................................         112,000               9.0               9.82
$10.00 to $10.99...................................         102,000               8.9              10.48
                                                         ----------               ---            -------
     Total.........................................         271,000               9.0             $ 8.85
                                                         ----------               ---            -------
                                                         ----------               ---            -------

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

Pro Forma Net Income and Net Income Per Common Share

     Had the compensation cost for the Company's Option Plan been determined consistent with SFAS 123, the Company's net income and net income per common share for 1996 and 1997 would approximate the pro forma amounts below:

                                                                             YEAR ENDED DECEMBER 31,
                                                                            --------------------------
                                                                               1996            1997
                                                                            ----------      ----------
SFAS 123 charge, pre-tax:
     As reported.........................................................   $   --          $   --
     Pro Forma...........................................................       33,343         375,086
APB 25 charge:
     As reported.........................................................       --              --
     Pro Forma...........................................................       --              --
Net income:
     As reported.........................................................    3,584,886       1,613,053
     Pro Forma...........................................................    3,562,991       1,370,422
Net income per common share (basic):
     As reported.........................................................        $0.62           $0.25
     Pro Forma...........................................................         0.62            0.21
Net income per common share (diluted):
     As reported.........................................................          .62             .25
     Pro Forma...........................................................          .61             .21

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

Earnings Per Share

     Effective for periods ended December 31, 1997, the Company implemented Statement of Financial Accounting Standards ('SFAS') No. 128, 'Earnings Per Share', which establishes standards for computing and presenting earnings per share ('EPS') for entities with publicly held common stock. SFAS No. 128 simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion No. 15, 'Earnings Per Share', and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share differs from basic earnings per share due to the assumed conversions of dilutive options, warrants and convertible debt that were outstanding during the period. EPS for periods ended prior to December 31, 1997 has been restated to conform with the requirements of SFAS No. 128.

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Earnings per share is calculated as follows:

                                                                   INCOME          SHARES        PER-SHARE
                                                                 (NUMERATOR)    (DENOMINATOR)     AMOUNT
                                                                 -----------    -------------    ---------

Year Ended December 31, 1995:
     Net income...............................................   $   873,487
                                                                 -----------
Basic EPS:
     Income available to common shareholders..................       873,487      5,190,159        $0.17
                                                                                                 ---------
                                                                                                 ---------
Effect of dilutive securities
     Warrants.................................................
     Incentive stock options..................................
Diluted EPS:
                                                                 -----------    -------------
     Income available to common shareholders + assumed
       conversions............................................   $   873,487      5,190,159        $0.17
                                                                 -----------    -------------    ---------
                                                                 -----------    -------------    ---------
Year Ended December 31, 1996:
     Net income...............................................   $ 3,584,886
                                                                 -----------
Basic EPS:
     Income available to common shareholders..................     3,584,886      5,791,189        $0.62
                                                                                                 ---------
                                                                                                 ---------
Effect of dilutive securities
     Warrants.................................................                       16,470
     Incentive stock options..................................                        1,498
Diluted EPS:
                                                                 -----------    -------------
     Income available to common shareholders + assumed
       conversions............................................   $ 3,584,886      5,809,157        $0.62
                                                                 -----------    -------------    ---------
                                                                 -----------    -------------    ---------
Year Ended December 31, 1997:
     Net income...............................................   $ 1,613,053
                                                                 -----------
Basic EPS:
     Income available to common shareholders..................     1,613,053      6,516,056        $0.25
                                                                                                 ---------
                                                                                                 ---------
Effect of dilutive securities
     Warrants.................................................                       16,590
     Incentive stock options..................................                        4,994
     18% convertible notes payable............................       119,460        428,238
Diluted EPS:
                                                                 -----------    -------------
     Income available to common shareholders + assumed
       conversions............................................   $ 1,732,513      6,965,877        $0.25
                                                                 -----------    -------------    ---------
                                                                 -----------    -------------    ---------

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

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     Since July 1994, ABI has also provided certain administrative services to Intercontinental Brokerage Inc. ('Intercontinental'), an independent insurance broker, in connection with Intercontinental's obligations as administrator of pools of finance contracts subject to the Interstate Policy,. ABI received fees from Intercontinental totaling approximately $752,000 for the period from July 1994 to March 1997, including with respect to finance contracts as to which the Company has paid administrative fees to Intercontinental. Since March 1997, the Company has elected not to insure finance contracts under the Interstate Policy and ABI will not receive any future fees from Intercontinental with respect to such finance contracts.

     Certain executive officers received (repaid) advances from the Company totaling $137,359, $81,712 and ($224,479) during the years ended December 31, 1995, 1996, and 1997. The outstanding advances, provided on a non-interest-bearing basis without repayment terms, are shown as a reduction of shareholders' equity.

10. EMPLOYMENT AGREEMENTS

     The Company and its chief operating officer ('COO') entered into an employment agreement dated November 15, 1995 and effective from such date through November 15, 1998. This agreement is automatically extended unless the Company gives six months notice of its intent not to extend the terms of the agreement. This agreement provides for a minimum monthly salary of $12,500, together with shares of the Company's common stock, issued January 1, 1996, equal to 10% of the outstanding shares after giving effect to the shares issued to the COO. Half of such issued shares were not subject to forfeiture whereas the remaining 50% were subject to forfeiture until November 15, 1997. The Company valued the shares issued January 1, 1996 based on an independent appraisal of the Company as of November 15, 1995, the measurement date, and recorded an increase to additional paid-in capital and deferred compensation of $138,500. Deferred compensation is amortized on a straight-line basis over the two forfeiture periods ending November 15, 1997 resulting in compensation expense of $75,742, $51,336 and $11,422 for the years ended December 31, 1995, 1996 and 1997, respectively.

     The Company and its chief executive officer ('CEO') also entered into an employment agreement dated May 31, 1996, and effective from such date for five years. The agreement provides for

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

compensation at a base salary of $240,000 per annum, which may be increased and may be decreased to an amount of not less than $240,000, at the discretion of the Board of Directors. The agreement entitles the CEO to receive the benefits of any cash incentive compensation as may be granted by the Board to employees, and to participate in any executive bonus or incentive plan established by the Board of Directors. The agreement also provides the CEO with certain additional benefits. The agreement automatically terminates upon (i) the death of the CEO,
(ii) disability of the CEO for six continuous months together with the likelihood that the CEO will be unable to perform his duties for the following continuous six months, as determined by the Board of Directors, (iii) termination of the CEO 'for cause' (which termination requires the vote of a majority of the Board) or (iv) the occurrence of the five-year expiration date provided, however, the agreement may be extended for successive one-year intervals unless either party elects to terminate the agreement in a prior written notice.

     The CEO may terminate his employment for 'good reason' as defined in the agreement. In the event of the CEO's termination for cause, the agreement provides that the Company shall pay the CEO his base salary through the date of termination and the vested portion of any incentive compensation plan to which the CEO may be entitled. Other than following a change in control, if the Company terminates the CEO in breach of the agreement, or if the CEO terminates his employment for good reason, the Company must pay the CEO: (i) his base salary through the date of termination; (ii) a severance payment equal to the base salary multiplied by the number of years remaining under the agreement; and
(iii) in the case of breach by the Company of the agreement, all other damages to which the CEO may be entitled as a result of such breach, including lost benefits under retirement and incentive plans. In the event of the CEO's termination following a change in control, the Company is required to pay the CEO an amount equal to three times the sum of (i) his base salary, (ii) his annual management incentive compensation and (iii) his planned level of annual perquisites. The agreement also provides for indemnification of the CEO for any costs or liabilities incurred by the CEO in connection with his employment.

11. LEASES

     The Company leases property under capital leases as follows:

                                                                               DECEMBER 31,
                                                                             ----------------
                                                                             1996      1997
                                                                             ----    --------

Furniture.................................................................   $--     $ 49,606
Equipment.................................................................    --      515,891
Less: Accumulated depreciation............................................    --      (92,941)
                                                                             ----    --------
                                                                             $--     $472,556
                                                                             ----    --------
                                                                             ----    --------

     Future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 1997 follow:

YEAR ENDING DECEMBER 31,
------------------------------------------------------------------------
1998....................................................................   $226,385
1999....................................................................    217,329
2000....................................................................    129,173
                                                                           --------
Total minimum lease payments............................................    572,887
Less: amounts representing interest.....................................    (71,872)
                                                                           --------
Present value of net minimum lease payments.............................   $501,015
                                                                           --------
                                                                           --------

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Future minimum lease payments under operating leases (which reflect leases having noncancelable lease terms in excess of one year) as of December 31, 1997 follow:

YEAR ENDING DECEMBER 31,
----------------------------------------------------------------------
1998..................................................................   $  610,926
1999..................................................................      743,838
2000..................................................................      716,583
2001..................................................................      623,488
2002..................................................................      562,356
Later years...........................................................    1,312,163
                                                                         ----------
     Total............................................................   $4,569,354
                                                                         ----------
                                                                         ----------

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

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     The estimated fair values of the Company's financial instruments at December 31, 1996 and 1997 are as follows:

                                                              DECEMBER 31, 1996            DECEMBER 31, 1997
                                                          --------------------------    ------------------------
                                                           CARRYING         FAIR         CARRYING        FAIR
                                                            AMOUNT          VALUE         AMOUNT        VALUE
                                                          -----------    -----------    ----------    ----------

Cash and cash equivalents..............................   $ 4,121,342    $ 4,121,342    $  159,293    $  159,293
Finance contracts held for sale........................       228,429        228,429     1,366,114     1,366,114
Class B certificates...................................    10,465,294     10,465,294     7,878,306     7,878,306
Interest-Only Strip Receivables........................     4,247,274      4,247,274     9,427,986     9,427,986
Revolving credit facilities............................       --             --          7,639,201     7,639,201
Notes payable..........................................    10,174,633     10,174,633     9,841,043     9,841,043

14. SUPPLEMENTAL CASH FLOW DISCLOSURES

     Supplemental cash flow information with respect to payments of interest is as follows:

                                                    YEAR ENDED DECEMBER 31,
                                             --------------------------------------
                                                1995          1996          1997
                                             ----------    ----------    ----------

Interest paid.............................   $2,099,867    $1,885,322    $3,771,566

     No income taxes were paid during fiscal 1995, 1995 or 1997. The Company entered into capital leases totaling $565,497 during the year ended December 31, 1997.

15. SUBSEQUENT EVENTS

     The Company entered into an employment agreement, dated as of January 1, 1998, with a former outside director to serve as a consultant to the Company until February 1, 1998, whereupon he agreed to become President of the Company for a period of three years. The agreement provides for compensation at a base salary of $200,000 per annum, with a one time signing bonus of $100,000 and additional performance bonuses of up to $25,000 per quarter, as approved by the CEO and the Compensation Committee. In addition, the President received options under the Option Plan to purchase 100,000 shares of the Company's common stock, along with an agreement to grant additional

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

options to purchase 50,000 of the Company's common stock on December 1, 1998. The agreement automatically terminates upon (i) the death of the President, (ii) the disability of the President, which continues for a period of six months,
(iii) 'for cause,' (iv) at the President's option, or (v) at the Company's option. Upon such termination, the Company is obligated to pay the President his accrued base pay through the date of such termination, unless terminated by the Company without cause, whereupon he would be entitled to his base pay for the remainder of the year in which such termination occurred. Pursuant to a separate Severance Agreement, dated as of February 1, 1998, upon the occurrence of a 'change in control' the Company must pay the President a lump sum payment equal to the sum of the base pay plus any incentive pay for that year, plus the Company will arrange to provide, for a period of twelve months following the termination date, such employee benefits as are substantially similar to those that he was receiving or entitled to receive immediately prior to such termination date.

     During January 1998, the Company privately placed $7,500,000 in aggregate principal amount of senior subordinated notes (the 'subordinated notes') to an affiliate of BankBoston, N.A. The subordinated notes bear interest at 15% per annum, mature on February 1, 2001 and are convertible into up to 368,462 shares of the Company's common stock at a price of $3.30 per share (subject to adjustment). Although the subordinated notes contain customary restrictive covenants, they do not prohibit the Company from paying dividends on the preferred stock out of earnings legally available therefor. In addition, the Company issued to the purchaser a warrant to purchase such shares to the extent the notes have not been converted prior to maturity. Net proceeds from the sale of the subordinated notes were used (i) to pay short-term liabilities, (ii) to repay the Company's 18% convertible notes and (iii) for working capital purposes.

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

16. SELECTED QUARTERLY DATA (UNAUDITED)

     The following financial data summarizes quarterly results for the Company for the year ended December 31, 1997:

                                                                             THREE MONTHS ENDED
                                                           -------------------------------------------------------
                                                            MARCH 31      JUNE 30      SEPTEMBER 30    DECEMBER 30
                                                           ----------    ----------    ------------    -----------

Fiscal 1997
     Total revenues.....................................   $4,288,664    $6,110,826     $6,370,219     $5,661,419
     Net income.........................................      179,028       966,869        511,814        (44,658)
     Earnings per common share basic and diluted........          .03           .15            .08           (.01)



17. EVENT OF MOODY'S DOWNGRADE OF SENIOR SECURITIES ON TERM SECURITIZATIONS (UNAUDITED) SUBSEQUENT TO THE DATE OF THE REPORT OF INDEPENDENT ACCOUNTANTS

     On May 19, 1998, Moody's further downgraded the ratings on the senior securities in each of the Company's term securitizations to Ba1 (except 1997B and 1997C) and B2 (for the 1997B and 1997C transactions). These actions may limit the Company's ability to enter into similar term or other securitization transactions.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                                                                     SCHEDULE II

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

                                                                               ADDITIONS
                                                                 BALANCE        CHARGED                       BALANCE
                                                               AT BEGINNING    COST AND                       AT END
                        DESCRIPTION                             OF PERIOD      EXPENSES     DEDUCTIONS(1)    OF PERIOD
------------------------------------------------------------   ------------    ---------    -------------    ---------

Allowance for credit losses:
     Year ended December 31, 1995...........................     $ 45,000      $  48,702      $ --           $  93,702
     Year ended December 31, 1996...........................       93,702        412,387       (480,889)        25,200
     Year ended December 31, 1997...........................       25,200        612,715       (187,793)       450,122

------------

(1) Deductions were write-offs of uncollectible finance contracts.