Form 10-Q
period 1998-06-30
AUTOBOND ACCEPTANCE CORP
filed 1998-08-17
CIK 1014747

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________ to ______________

                        COMMISSION FILE NUMBER 000-21673

                         AUTOBOND ACCEPTANCE CORPORATION
             (Exact name of registrant as specified in its charter)

             TEXAS                                               75-2487218
(State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                            Identification No.)

  100 CONGRESS AVENUE, AUSTIN, TEXAS                                   78701

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

Yes    X     No
    ______     _______

AS OF AUGUST 12, 1998, THERE WERE 6,531,311 SHARES OF THE REGISTRANT'S COMMON STOCK, NO PAR VALUE, OUTSTANDING.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION...........................................................................3

ITEM 1.  FINANCIAL STATEMENTS............................................................................3
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........14

PART II.  OTHER INFORMATION.............................................................................33

ITEM 1. LEGAL PROCEEDINGS...............................................................................33
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.......................................................34
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.................................................................35
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................35
ITEM 5. OTHER INFORMATION...............................................................................35
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................................................37

EXHIBIT 27.1............................................................................................39

SIGNATURES..............................................................................................40


                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                               DECEMBER 31,      JUNE 30,
                                                                   1997            1998
                                                             ----------------------------
                                                                       (UNAUDITED)


                           ASSETS
Cash and cash equivalents                                $    159,293      $      306,433
Restricted funds                                            6,904,264           1,372,009
Finance contracts held for sale, net                        1,366,114           2,866,175
Collateral acquired, net                                      150,908              22,339
Retained interest in securitizations                       32,016,649          33,043,626
Debt issuance costs                                           605,847           2,229,228
Due from affiliates                                           176,963             313,862
Other assets                                                1,830,410           2,464,757
                                                        ----------------------------------
        Total assets                                      $43,210,448         $42,618,429
                                                        ==================================

         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Revolving credit facilities                             $ 7,639,201      $            -
  Notes payable                                             9,841,043          17,040,042
  Accounts payable and accrued liabilities                  3,386,685           2,699,365
  Bank overdraft                                            2,936,883             599,595
  Payable to affiliates                                       554,233                   -
  Deferred income taxes                                     3,504,249             965,539
                                                        ----------------------------------
     Total liabilities                                     27,862,294          21,304,541
                                                        ----------------------------------

Commitments and contingencies

Shareholders' equity:

Preferred stock, no par value; 5,000,000 shares          $                    $11,250,000
authorized;
  1,125,000 shares of 15% Series A cumulative preferred
  stock, $10 liquidation preference, issued and
  outstanding, at June 30, 1998
Common stock, no par value; 25,000,000 shares                   1,000               1,000
  authorized, 6,512,500 and 6,531,311 shares issued and
  outstanding
Additional paid-in capital                                  8,781,669           9,081,207
Due from shareholders                                         (10,592)            (10,592)
Accumulated other comprehensive income                      1,049,256           1,416,628
Retained earnings (accumulated deficit)                     5,526,821            (424,355)
                                                        ----------------------------------
     Total shareholders' equity                            15,348,154          21,313,888
                                                        ----------------------------------

        Total liabilities and shareholders' equity        $43,210,448         $42,618,429
                                                        ==================================



The accompanying notes are an integral part of the consolidated financial statements.

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                                                        THREE MONTHS         SIX MONTHS ENDED
                                                       ENDED JUNE 30,            JUNE 30,
                                                       1997        1998        1997       1998
                                                    ----------------------------------------------

Revenues:
  Interest income                                   $1,278,151   $  527,284 $1,793,732  $ 1,665,782
  Gain on sale of finance contracts                  5,116,397    2,768,879  8,692,144    6,636,820
  Servicing income                                     245,345      811,348    434,402    1,317,942
  Other income (loss)                                 (59,775)     (205,864)   (52,862)     (79,716)
                                                    -----------------------------------------------
    Total revenues                                   6,580,118    3,901,647 10,897,783    9,540,828
                                                    -----------------------------------------------
Expenses:
  Provision for credit losses                                -            -          -      100,000
  Interest expense                                     956,045    1,085,401   1,828,397   2,375,806
  Salaries and benefits                              1,732,971    2,468,567   3,272,625   4,866,332
  General and administrative                         1,543,132    1,790,620   2,759,157   2,874,884
  Impairment of retained interest in                   467,926    5,589,802     467,926   5,877,825
  securitizations
  Other operating expenses                             394,676      879,815     782,689   1,528,869
                                                    -----------------------------------------------
    Total expenses                                   5,094,750   11,814,205   9,110,794  17,623,716
                                                    -----------------------------------------------
Income (loss) before income taxes                    1,485,368   (7,912,558)  1,756,622  (8,082,888)
Provision (benefit) for income taxes                   518,499   (2,678,770)    610,725  (2,727,962)
                                                    -----------------------------------------------
       Net income (loss)                               966,869   (5,233,788)  1,145,897  (5,354,926)

Weighted average number of common shares basic       6,512,500    6,531,311   6,512,500   6,531,311
Weighted average number of common shares             6,543,320    6,531,311   6,538,032   6,531,311
diluted

Net income available to common shareholders           $966,869   $5,645,106  $1,145,897 $ 5,951,176
                                                    ===============================================

Earnings per common share basic:
       Net income (loss)                                 $0.15       ($0.86)      $0.18      ($0.91)
                                                    ===============================================

Earnings per common share diluted:
       Net income (loss)                                 $0.15       ($0.86)      $0.18      ($0.91)
                                                    ===============================================

Other comprehensive income, net of tax:
  Unrealized appreciation on interest-only strip       756,220      405,753     959,629     367,372
  receivables
                                                    -----------------------------------------------
    Other comprehensive income                         756,220      405,753     959,629     367,372
                                                    ===============================================
       Comprehensive income (loss)                  $1,723,089  ($4,828,035) $2,105,527 ($4,987,544)
                                                    ===============================================


      The accompanying notes are an integral part of the consolidated financial statements.

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                     SIX MONTHS ENDED JUNE 30,
                                                                        1997            1998
                                                                        ----            ----

Common stock shares:
  Beginning of period                                                    6,512,500      6,531,311
  End of period                                                          6,512,500      6,531,311
                                                                   ===============================

Preferred stock:
  Beginning balance                                                    $              $
                                                                                 -               -
  Issuance of preferred stock in public offering                                 -      11,250,000
  Ending balance                                                                 -      11,250,000

Common stock:
  Beginning balance                                                          1,000           1,000
  Ending balance                                                             1,000           1,000

Additional paid-in capital:
  Beginning balance                                                      8,617,466       8,781,669
  Issuance of preferred stock in public offering                                 -      (1,618,593)
  Issuance of common stock warrants                                              -       1,918,131
  Ending balance                                                         8,617,466       9,081,207

Deferred compensation:
  Beginning balance                                                       (11,422)               -
  Amortization of deferred compensation                                      6,854               -
  Ending balance                                                           (4,568)               -

Due from shareholders:
  Beginning balance                                                      (378,618)         (10,592)
  Payments from (to) shareholders                                          183,748               -
  Ending balance                                                         (194,870)         (10,592)

Accumulated other comprehensive income, net of tax:
  Beginning balance                                                              -       1,049,256
  Increase in unrealized appreciation of retained interest in              959,629         367,372
  securitizations
  Ending balance                                                           959,629       1,416,628

Retained earnings:
  Beginning balance                                                      3,913,768       5,526,821
  Dividends                                                                      -        (596,250)
  Net income (loss)                                                      1,145,897      (5,354,926)
  Ending balance                                                         5,059,665        (424,355)

Total shareholders' equity                                             $14,438,322     $21,313,888
                                                                   ===============================


      The accompanying notes are an integral part of the consolidated financial statements.

--------------------------------------------------------------------------------

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                   SIX MONTHS ENDED JUNE 30,
                                                                      1997            1998
                                                                 ------------------------------

Operating activities:
  Net income (loss)                                                   $1,145,897   $(5,354,926)
  Adjustments to reconcile net income to net cash used in
  operating activities:
    Amortization of finance contract acquisition discount and           (11,472)       (58,232)
    insurance
    Amortization of deferred compensation                                  6,854              -
    Amortization of debt issuance costs                                  430,733        722,081
    Provision for credit losses                                                -        100,000
    Depreciation and amortization                                         89,457        233,810
    Deferred income taxes                                                610,725     (2,727,962)
    Accretion of retained interest in securitizations                  (102,783)              -
    Impairment of trust and interest-only strip receivables            (467,926)      5,589,801
    Unrealized (gain) loss on Class B certificates                        52,862              -
  Changes in operating assets and liabilities:
    Other assets                                                     (3,667,460)       (868,157)
    Class B certificates                                               1,550,969      1,380,756
    Retained interest in beneficial interest of trust                          -      2,510,771
    Interest-only strip receivables                                  (4,707,775)    (13,537,498)
    Accounts payable and accrued liabilities                           1,355,327       (687,320)
    Due to/due from affiliates                                            42,124       (868,095)
    Purchases of finance contracts                                  (66,945,327)    (47,775,838)
  Sales of finance contracts                                          65,573,597     45,409,994
  Repayments of finance contracts                                        809,626        832,574
                                                                 -------------------------------
  Net cash used in operating activities                              (4,234,572)    (15,098,241)
                                                                 -------------------------------
Cash flows from investing activities:
  Increase (decrease) in restricted funds                            (7,502,455)      5,532,255
  Proceeds from (advances to) AutoBond Receivables Trusts            (1,425,424)      3,585,817
  Decrease (increase) in due from shareholders                           183,748        176,963
  Disposal proceeds from collateral acquired                              91,009        120,010
                                                                 -------------------------------
  Net cash provided by (used in) investing activities                (8,653,122)      9,415,045
                                                                 -------------------------------
Financing activities:
  Net borrowings (payments) on revolving credit facilities             7,000,000     (7,639,201)
  Debt issuance costs                                                  (387,974)     (2,345,462)
  Proceeds from notes payable                                          2,041,388     10,650,000
  Payments on notes payable                                          (1,562,728)     (3,451,001)
  Increase (decrease) in bank overdraft                                1,851,327     (2,337,288)
  Proceeds from public offering of preferred stock, net                        -      9,631,407
  Dividends paid on preferred stock                                            -       (596,250)
  Issuance of common stock warrants                                            -      1,918,131
                                                                 -------------------------------
Net cash provided by financing activities                              8,942,013      5,830,336
                                                                 -------------------------------
Net increase (decrease) in cash and cash equivalents                 (3,945,681)        147,140
Cash and cash equivalents at beginning of period                       4,121,342        159,293
                                                                 ===============================
Cash and cash equivalents at end of period                          $    175,661    $   306,433
                                                                 ===============================


     The accompanying notes are an integral part of the consolidated financial statements.

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

        The consolidated financial statements of AutoBond Acceptance Corporation ("the Company") included herein are unaudited and have been prepared in accordance with generally accepted accounting principles for interim financial reporting and Securities and Exchange Commission regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Results for interim periods are not necessarily indicative of the results for a full year. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1997, as amended (SEC File Number 000-21673). Certain data from the prior year has been reclassified to conform to 1998 presentation.

2. EARNINGS PER SHARE

        The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") which specifies the computation, presentation, and disclosure requirements for earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company unless such issuance was anti-dilutive.

3. FINANCE CONTRACTS HELD FOR SALE

        The following amounts are included in finance contracts held for sale as of:

                                     December 31,      June 30, 1998
                                        1997
                                  --------------------------------------
                                                         (Unaudited)

Unpaid principal balance              $1,946,135         $3,256,681
Contract acquisition                    (129,899)          (275,768)
discounts
Allowance for credit losses             (450,122)          (114,738)
                              ======================================
                                      $1,366,114         $2,866,175
                              ======================================


4. RETAINED INTEREST IN SECURITIZATIONS

        The Company periodically reviews the fair value of the retained interest in securitizations. The difference in the fair value of securities available for sale and the historical carrying value on a disaggregated basis, where any reduction in value does not result in a permanent impairment, is recognized as an adjustment to stockholders' equity. The cumulative adjustment amounted to a net unrealized gain of $1,416,628, net of related tax effect of $729,778, on the valuation of retained interest in securitizations as of June 30, 1998.

        See Note 8 below for a discussion of further contingencies with respect to the Company's interests in securitizations.

5. REVOLVING CREDIT FACILITIES

        On June 10, 1998, the Company and Dynex Capital, Inc., ("Dynex") entered into an arrangement whereby the Company obtained a commitment from Dynex to purchase all currently warehoused and future automobile finance contract acquisitions through at least May 31, 1999 (the "Warehouse Financing"). Under the terms of the Warehouse Financing, the Company transfers finance contracts to AutoBond Master Funding Corporation V ("Master Funding V"), a qualified unconsolidated special purpose subsidiary, and Dynex provides warehouse credit facilities in an amount equal to 104% of the unpaid principal balance of finance contracts, which is received by the Company. Advances under the Warehouse Financing are limited to $10 million in the case of the initial advance, $80 million in the case of all other advances during the month of June 1998 and thereafter $25 million per month until the commitment termination date. The Warehouse Financing commitment terminates on May 31, 1999 (provided that 90 days' prior written notice from Dynex is given), or if such notice is not given, May 31, 2000. Advances under the Warehouse Financing are evidenced by Class A and Class B Notes issued by Master Funding V to Dynex. The Class A Notes are issued in a principal amount equal to 94.0% of the amount of each advance and bear interest at a rate equal to 190 basis points over the corporate bond equivalent yield on the three-year Treasury note on the closing date for each such advance equal to 7.44% at June 30, 1998. The Class B Notes are issued in a principal amount equal to 9.6% of the amount of each advance and bear interest at a rate equal to 16% per annum. The Company retains a subordinated interest in the pooled finance contracts. Transfers of finance contracts to the special purpose entities have been recognized as sales under SFAS No. 125. At June 30, 1998, advances under the Dynex Warehouse financing totaled $38.1 million.

        At June 30, 1998, the Company had no outstanding balance on a $10.0 million revolving credit facility (the "Sentry Facility") with Sentry Financial Corporation ("Sentry"), which expires on December 31, 2000. The proceeds from borrowings under the Sentry Facility are used to acquire finance contracts, to pay applicable credit default insurance premiums and to make deposits to a reserve account with Sentry. The Company pays a utilization fee of up to 0.21% per month on the average outstanding balance under the Sentry Facility. The Sentry Facility also requires the Company to pay up to 0.62% per quarter on the average unused balance. Interest is payable monthly and accrues at a per annum rate of prime plus 1.75% (10.25% at June 30, 1998). During 1998, the Sentry Facility was amended to allow the Company, at its election, to transfer finance contracts into qualified unconsolidated special purpose subsidiaries. The Sentry Facility contains certain conditions and imposes certain requirements, including, among other things, minimum net worth and cash and cash equivalent balances in the reserve accounts. Under the Sentry Facility, the Company incurred interest expense of $189,985 for the six months ended June 30, 1998. The Sentry Facility was amended in May 1998 to add additional representations, covenants, a general release of Sentry, the guarantee of William O. Winsauer, and the right of Sentry to refuse future advances at its discretion.

        The Company and its wholly owned subsidiary, AutoBond Funding Corporation II, entered into a $50 million revolving warehouse facility (the "Daiwa Facility") with Daiwa Finance Corporation ("Daiwa") effective as of February 1, 1997. Advances under the Daiwa Facility matured as of March 31, 1998. The proceeds from the borrowings under the Daiwa Facility were used to acquire finance contracts and to make deposits to a reserve account. The Daiwa Facility was collateralized by the finance contracts acquired with the outstanding advances. Interest was payable at the lesser of (x) 30 day LIBOR plus 1.15% or (y) 11% per annum. The Company paid a non-utilization fee of .25% per annum on the unused amount of the line of credit. Pursuant to the Daiwa Facility, the Company paid a $243,750 commitment fee. The debt issuance cost was amortized as interest expense on a straight line basis through March 1998. The Daiwa Facility contained certain covenants and representations similar to those in the agreements governing the Company's existing securitizations including, among other things, delinquency and repossession triggers. During 1997, the Daiwa Facility was amended to allow the Company, at its election, to transfer finance contracts into a qualified unconsolidated special purpose subsidiary, AutoBond Master Funding Corporation. At June 30, 1998, advances through AutoBond Master Funding Corporation under the Daiwa Facility totaled $43,117,483. The Company had no credit availability under the Daiwa Facility at March 31, 1998 (its expiration date). Daiwa has extended the maturity of the current advances outstanding to June 30, 1998 and in consideration thereof, the Company agreed to pay interest at the lesser of (x) 30 day LIBOR plus 4.00% (9.66% at June 30, 1998) or (y) 11% per annum. These notes were replaced on July 1, 1998 through the Warehouse Financing with Dynex.

        On December 31, 1997, the Company entered into a warehouse/securitization arrangement with Credit Suisse First Boston Mortgage Capital L.L.C. ("CSFB"), whereby $12.5 million of finance contracts were sold to a qualifying unconsolidated special purpose subsidiary, AutoBond Master Funding Corporation II. These finance contracts collateralize variable funding notes bearing interest at LIBOR plus 3.00% per annum. These notes were repaid on June 30, 1998 through the Warehouse Financing with Dynex.

        On March 31, 1998, the Company entered into a similar warehouse/securitization arrangement with Infinity Investors Limited ("Infinity"), whereby $7.2 million of finance contracts were sold to a qualifying unconsolidated special purpose subsidiary, AutoBond Master Funding Corporation IV. These finance contracts collateralize variable funding notes bearing interest at 10% per annum through May 31, 1998 and thereafter at 17% per annum. In connection with the transaction with Infinity, the Company issued a warrant to purchase up to 100,000 shares of Common Stock, at an exercise price of $8.73 per share. These notes were repaid on June 30, 1998 through the Warehouse Financing with Dynex.

6. NOTES PAYABLE

        The following amounts are included in notes payable as of:


                                   December 31, 1997  June 30, 1998
                                   ----------------------------------
                                                      (Unaudited)

Non-recourse notes payable,
    collateralized by Class           $7,783,219     $6,497,550
    B certificates
Subordinated notes payable                     -      7,500,000
Convertible notes payable              2,000,000      3,000,000
Other notes payable                       57,824         42,492
                              ----------------------------------
                                      $9,841,043    $17,040,042

                              ==================================


        Pursuant to an agreement (the "Securities Purchase Agreement") entered into on June 30, 1997, the Company issued by private placement $2,000,000 in aggregate principal amount of senior secured convertible notes ("convertible notes"). Interest is payable quarterly at a rate of 18% per annum until maturity on June 30, 2000. If the Company pays down the convertible notes in full prior to June 30, 1998, the holders will have no conversion rights. The convertible notes, collateralized by the interest-only strip receivables from the Company's first four securitizations, are convertible into shares of common stock of the Company upon the earlier to occur of (x) an event of default on the convertible notes and (y) June 30, 1998, through the close of business on June 30, 2000, subject to prior redemption. The Company also paid certain debt issuance costs to the purchaser totaling $25,000, which are being amortized as interest expense on a straight line basis through June 30, 2000. The Company paid off this debt in February 1998. Also pursuant to the Securities Purchase Agreement, the Company issued warrants which upon exercise allow the holders to purchase up to 200,000 shares of common stock at $4.225 per share. The warrants are exercisable to the extent the holders thereof purchase up to $10,000,000 of the Company's subordinated asset-backed securities before June 30, 1998. To date, the holders have purchased $5,800,000 of subordinated asset-backed securities. The total value assigned to these warrants was approximately $154,000 which is included as an adjustment of the gain (loss) on sale of the related finance contracts.

        In January 1998, the Company privately placed with BancBoston Investments, Inc. ("BancBoston") $7,500,000 in aggregate principal amount of its 15% senior subordinated convertible notes (the "Subordinated Notes"). Interest on the Subordinated Notes is payable quarterly until maturity on February 1, 2001. The Subordinated Notes are convertible at the option of the holder for up to 368,462 shares of Common Stock, at a conversion price of $3.30 per share, subject to adjustment under standard anti-dilution provisions. In the event of a change of control transaction, the holder of the Subordinated Notes may require the Company to repurchase the Subordinated Notes at 100% of the principal amount plus accrued interest. The Subordinated Notes are redeemable at the option of the Company on or after July 1, 1999 at redemption prices starting at 105% of the principal amount, with such premium reducing to par on and after November 1, 2000, plus accrued interest. The Subordinated Notes were issued pursuant to an Indenture, dated as of January 30, 1998 (the "Indenture") between the Company and BankBoston, N.A., as agent. The Indenture contains certain restrictive covenants including (i) a consolidated leveraged ratio not to exceed 2 to 1 (excluding non-recourse warehouse debt and securitization debt), (ii) limitations on restricted payments such as dividends (but excluding, so long as no event of default has occurred under the Indenture, dividends or distributions on the Preferred Stock), (iii) limitations on sales of assets other than in the ordinary course of business and (iv) certain financial covenants, including a minimum consolidated net worth test of $12 million (plus proceeds from equity offerings), a minimum ratio of earnings to interest of 1.5 to 1, and a maximum cumulative repossession ratio of 27%. Events of default under the Indenture include failure to pay, breach of covenants, cross-defaults in excess of $1 million, or material breach of representations or covenants under the purchase agreement with BankBoston. The Company capitalized debt issuance costs of $2,026,483, including the value of all warrants issued, in conjunction with this transaction. The debt issuance cost is being amortized as interest expense on the interest method through February 2001.

        Due principally to the impairment of the Company's interest in securitizations, the Company was in breach, as of June 30, 1998, of the minimum net worth test and the minimum ratio of earnings to interest test contained in the Indenture. On August 14, 1998, the Company received a one-time waiver of such covenants from Bank Boston, N.A.

        On June 10, 1998, the Company sold to Dynex at par $3 million of the Company's 12% Convertible Senior Notes due 2003 (the "Senior Notes"). Interest on the Senior Notes is payable quarterly in arrears, with the principal amount due on June 9, 2003. The Senior Notes may be converted at the option of Dynex on or before May 31, 1999 into shares of the Company's common stock at a conversion price of $6.00 per share. Demand and "piggyback" registration rights with respect to the underlying shares of common stock were granted.

7. STOCKHOLDERS' EQUITY

Preferred Stock

        In February 1998, the Company completed the underwritten public offering of 1,125,000 shares of its 15% Series A Cumulative Preferred Stock (the "Preferred Stock"), with a liquidation preference of $10 per share. The price to the public was $10 per share, with net proceeds to the Company of approximately $10,125,000. Such net proceeds have been utilized for working capital purposes, including the funding of finance contracts. Dividends on the Preferred Stock are cumulative and payable quarterly on the last day of March, June, September and December of each year, commencing on June 30, 1998, at the rate of 15% per annum. After three years from the date of issuance, the Company may, at its option, redeem one-sixth of the Preferred Stock each year, in cash at the liquidation price per share (plus accrued and unpaid dividends), or, if in common stock, that number of shares equal to $10 per share of Preferred Stock to be redeemed, divided by 85% of the average closing sale price per share for the common stock for the 5 trading days prior to the redemption date. The Preferred Stock is not redeemable at the option of the holder and has no stated maturity. The first Preferred Stock dividend of $596,250 was paid on June 30, 1998.

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

Warrants

        In connection with the issuance of Preferred Stock, the Company sold to Tejas Securities Group, Inc. ("Tejas"), for $100, a warrant (the "Tejas Warrant") to purchase up to 100,000 shares of common stock at an exercise price equal to $7.75 per share. The Tejas Warrant is exercisable for a period of four years commencing February 17, 1999. The Tejas Warrant may not be sold, transferred, pledged or hypothecated for a period of one year from February 17, 1998, except to the officers or partners of Tejas and dealers participating in the offering and their respective partners and officers. The Tejas Warrant includes a net exercise provision permitting the holder, upon consent of the Company, to pay the exercise price by cancellation of a number of shares with a fair market value equal to the exercise price of such Tejas Warrant.

        In June 1997, the Company issued $2,000,000 in aggregate principal amount of its 18% senior Secured Promissory Notes (which have been redeemed in full) and Common Stock Purchase Warrants, dated June 30, 1997 (the "June 1997 Warrants"), to Infinity Investors Limited. The June 1997 Warrants entitle the holders of such Warrants, upon exercise thereof, to purchase from the Company 200,000 shares of its common stock at $4.225 per share. The exercise price per share may be adjusted over time pursuant to standard antidilution provisions.

        In connection with the issuance of the Company's Subordinated Notes in January 1998, the Company issued to BancBoston a warrant (the "Subordinated Note Warrant"). The Subordinated Note Warrant entities the holder, upon exercise of the Warrant, to purchase from the Company that number of shares of common stock, up to 368,462, which were available for conversion at the maturity of the Subordinated Notes on February 1, 2001. The Subordinated Note Warrant contains customary anti-dilution provisions, as well as certain demand and "piggyback" registration rights. In addition, if certain major corporate events (such as a change in control or major stock offering) do not occur prior to February 1, 2001, then the holder will have the right to put the Warrant to the Company at the difference between the current market price and the warrant exercise price. The Company has the option to redeem the

Subordinated Note Warrant under certain circumstances. The Subordinated Note Warrant expires on January 31, 2005.

        In connection with the placement of the Subordinated Notes and the Subordinated Note Warrant, the Company, William O. Winsauer and John S. Winsauer, as principals (the "Principals") entered into a Shareholders Agreement with BancBoston pursuant to which the Principals granted to BancBoston certain "tag-along rights" in connection with sales of common stock by the Principals. Also, the Company paid a placement fee of 5% of the principal amount of the Subordinated Notes to Dresner Investment Services, Inc. and issued to the placement agent a warrant (the "Dresner Warrant") to purchase 65,313 shares of common stock, at an exercise price of $6.30 per share.

        The Company's remaining outstanding warrants are (a) a warrant (expiring January 12, 2000) held by Stephen Bischoff exercisable for 7,500 shares of common stock at a price of $4.00 per share (the "Bischoff Warrant"), (b) a warrant (expiring August 30, 2002) held by Preston Paine exercisable for 30,000 shares of common stock at a price of $4.225 per share (the "Paine Warrant"), and
(c) a warrant (expiring March 31, 2002) held by Infinity Investors Limited exercisable for 100,000 shares of common stock at a price of $8.73 per share (the "Infinity Warrant").

Common Stock Investment Agreement

        On May 20, 1998, the Company and Promethean Investment Group, L.L.C. ("Promethean") entered into a common stock investment agreement (the "Investment Agreement") and related registration rights agreement whereby Promethean agreed to purchase from the Company, on the terms and conditions outlined below, up to $20 million (subject to increase up to $25 million at Promethean's option) of the Company's common stock. The Company must deliver a preliminary notice of its intention to require Promethean to purchase common shares at least ten but not more than thirty days prior to the Company's delivery of its final notice. The Company may only deliver such final notice if (i) the dollar volume-weighted price of the common stock reported on the business day of such final notice is at least $3.25 per share, (ii) at all times during the period beginning on the date of delivery of the preliminary notice and ending on and including the closing date (a) a registration statement covering the resale of no less than 150% of the shares to be sold to Promethean under the Investment Agreement has been declared and remains effective and (b) shares of the Company's common stock are at such time listed on a major national securities exchange, and (iii) the Company has not delivered another final notice to Promethean during the preceding twenty-five business days preceding delivery of such final notice. Following receipt of a final notice, Promethean's purchase obligation will equal the lowest of: (i) the amount indicated in such final notice, (ii) $5,000,000 and (iii) 20% of the aggregate of the daily trading dollar volume on the twenty consecutive business days following delivery of the put notice. Promethean may, in its sole discretion, increase the amount purchasable in the preceding sentence by 125%. Promethean must conclude all required purchases of common shares within twenty-five business days of receipt of the final notice. The purchase price for the Company's shares will be equal to 95% of the lowest daily dollar volume-weighted average price during the six consecutive trading days ending on and including the date of determination. Promethean's obligation to purchase shares under the Investment Agreement shall end either upon the mutual consent of the parties or automatically upon the earliest of the date (a) on which total purchases by Promethean under the Investment Agreement total $20,000,000, (b) which is two years after the effective date of the registration statement relating to the common stock covered by the Investment Agreement, or
(c) which is twenty-seven months from the date of the Investment Agreement. In consideration of Promethean's obligations under the Investment Agreement, the Company will pay to Promethean within one business day following the effective date of the registration statement (or August 19, 1998, if earlier) in an amount equal to $500,000 in cash or common stock.

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

        As a result of the attempt by Progressive Northern Insurance Company (the provider of credit default insurance for the Company's 1997B and 1997C securitizations) to cancel its obligations and its refusal to honor claims after March 1998, the Company has suffered a variety of damages, including impairment of its retained interest in securitizations, which consists of trust and interest-only strip receivables. The Company is vigorously contesting the legitimacy of Progressive's actions through litigation. Although a favorable outcome cannot be assured, success in the litigation could operate to restore the Company's interests in such securitizations. Conversely, if the court were to uphold Progressive's position, further impairment of the Company's interests could occur, resulting in an adverse effect on the Company's results of operations.

        In addition, in connection with the 1997-B and 1997-C securitization, $5.8 million in Class B Notes are exchangeable (at a rate of 117.5% of the principal amount of Class B Notes exchanged) for the Company's 17% Convertible Notes, solely upon the occurrence of a delinquency ratio trigger relating to the securitized pools.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and the other financial data included herein. The financial information set forth below has been rounded in order to simplify its presentation. However, the ratios and percentages set forth below are calculated using the detailed financial information contained in the Financial Statements and the Notes thereto, and the financial data included elsewhere in this Form 10-Q. Results for interim periods are not necessarily indicative of the results for a full year. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1997 (SEC File Number 000-21673).

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

REVENUES

        The Company's primary sources of revenues consist of three components: interest income, gain on sale of finance contracts and servicing income.

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

        Gain on Sale of Finance Contracts. Upon completion of a securitization prior to 1997, the Company recognized a gain on sale of finance contracts equal to the present value of future retained cash flows from the securitization trust, and the difference between the net proceeds from the securitization and the net carrying cost (including the cost of insurance premiums, if any) to the Company of the finance contracts sold. Retained cash flows represented the difference between the weighted average contract rate earned and the rate paid on multiple class certificates issued to investors in the securitization, taking into account certain assumptions regarding prepayments, defaults, proceeds from disposal of repossessed assets, and servicing and other costs, over the life of the securitization.

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

        The retained interest in securitizations are carried at estimated fair value with unrealized gains (losses) recorded in stockholders' equity as part of accumulated comprehension income. The fair value of the retained interests in securitizations is determined by discounting expected cash flows at a rate based on assumptions that market participants would use for similar financial instruments subject to prepayment, default, collateral value and interest rate risks. The Company's retained interests are subordinated to other trust securities, consequently cash flows are paid by the securitization trustee to the investor security holders until such time as all accrued interest together with principal have been paid in full. Subsequently, all remaining cash flows are paid to the Company.

        An impairment review of the retained interest in securitizations is performed quarterly by calculating the net present value of the expected future cash flows after giving effect to changes in assumptions due to market and economic changes and the performance of the loan pool to date. The discount rate used is an estimated market rate, currently 15%. To the extent that the Company deems the asset to be permanently impaired, the Company would record a charge against earnings and write down the asset accordingly. The Company recorded a charge against earnings of $5,877,825 during the six months ended June 30, 1998 as a result of the impairment review. Impairment would also occur if an event of default occurred under a securitization and the underlying finance contracts were liquidated, resulting in insufficient proceeds to pay off the Company's retained interest in the securitization.

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

        The gain recognized on the sale of finance contracts is affected by various factors, including most significantly, the coupon on the senior investor securities and the age of the finance contracts in the pool, as the excess spread cash flow from a pool of aged, as opposed to new, finance contracts is less. The aging (capture of interest income prior to securitization) necessarily results in less available cash flow from the securitization. The Company believes that margins in the range of those previously recognized are sustainable subject to adverse interest rate movements, availability of VSI insurance at current rates and the Company's ability to continue purchasing finance contracts from dealers at approximately an 8.5% discount.

        The gain on sale of finance contracts is affected by the aggregate principal balance of contracts securitized and the gross interest spread on those contracts. The following table illustrates the gross interest spread for each of the Company's securitizations:

                                Finance Contracts(1)           Senior Investor Certificates
                               Principal    Weighted     Balance
                                Amount       Average     June 30,                         Gross
       Securitization         Securitized     Rate         1998    Ratings(2)  Rate      Spread(3)
--------------------------------------------------------------------------------------------------

AutoBond Receivables

  Trust 1995-A                 $26,261,009    18.9%     $  7,358,533   Ba1      7.23%     11.7%

  Trust 1996-A                  16,563,366    19.7%        6,321,424   Ba1      7.15%     12.5%

  Trust 1996-B                  17,832,885    19.7%        7,741,440   Ba1      7.73%     12.0%

  Trust 1996-C                  22,296,719    19.7%       12,155,604   Ba1      7.45%     12.3%

  Trust 1996-D                  25,000,000    19.5%       14,353,441   Ba1      7.37%     12.1%

  Trust 1997-A(4)               28,037,167    20.8%       15,202,380   Ba1      7.82%     13.0%

  Trust 1997-B                  34,725,196    19.9%       24,863,022    B2      7.66%     12.3%

  Trust 1997-C                  34,430,079    20.0%       26,438,266    B2      7.56%     12.5%

AutoBond Master Funding
  Corporation Trust Daiwa       49,065,479    19.9%       45,493,310    -       8.15%     11.8%

AutoBond Master Funding
  Corporation V Trust           38,148,786    20.0%       35,859,859    -       7.44%     12.5%
  Dynex(4)
                             --------------           ---------------
    Total                     $292,360,686              $195,787,280
                             ==============           ===============


-----------------------------
(1) Data refers to finance contracts at time of securitization.

(2) Indicates ratings by Moody's Investors Service, Inc as of June 30, 1998.

(3) Difference between weighted average rate of finance contracts securitized and senior certificate rate.

(4) Includes $26 million of finance contracts from securitizations previously retired.

        The gross spread is utilized to pay subordinated investor securities to pay servicing and trustee fees, to fill up required cash reserves, and to absorb losses and provide liquidity with respect to delinquencies.

        Servicing Income. The Company earns substantially all of its servicing income on the contracts it services on behalf of securitization trusts. Servicing income consists of: (i) contractual administrative fees received through securitizations, equal to $7.00 per month per contract included in each trust (excluding amounts paid to third-party servicers by the trust); (ii) contractual servicing fees received through securitizations, equal to $8.00 per month per contract included in each trust; and (iii) fee income earned as servicer for such items as late charges and documentation fees, which are earned whether or not a securitization has occurred.

FINANCE CONTRACT ACQUISITION ACTIVITY

        The following table sets forth information about the Company's finance contract acquisition activity:


                                                                      Six Months Ended June 30,
                                                                         1997          1998
                                                                     ----------------------------

Number of finance contracts acquired                                         6,133         4,682
Principal balance of finance contracts acquired                        $70,181,686   $52,811,810
Number of active dealerships(1)                                               831         1,074
Number of enrolled dealerships                                               1,136         1,890




-----------------------------

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

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

NET INCOME

        In the three months ended June 30, 1998, net income (loss) decreased $6,200,657 to ($5,233,788) from $966,869 for the three months ended June 30,
1997. The decrease in net income was primarily attributable to an increase in infrastructure costs to support higher anticipated finance contract acquisition and servicing volumes, impairment charges on retained interest in securitizations, and actual decreases in acquisition volume. The principal balance of finance contracts acquired decreased $12.3 million to $23.0 million for the three months ended June 30, 1998 from $35.3 million for the three months ended June 30, 1997, due to the delay between the expiration of the Daiwa warehouse facility by March 31, 1998 and the implementation of the Dynex Warehouse Financing in June 1998. This delay forced the Company to slow down its acquisition of finance contracts in the second quarter. Increased hiring of qualified personnel as they became available during the past year added to the growth in salary and benefit expenses for the three months ended June 30, 1998.

TOTAL REVENUES

        Total revenues decreased $2,678,471 to $3,901,647 for the three months ended June 30, 1998 from $6,580,118 for the three months ended June 30, 1997 due to a slow down in the Company's finance contract acquisition and securitization activities. The Company expects contract acquisitions in the third quarter 1998 to exceed that for the second quarter.

        Interest Income. Interest income decreased $750,867 to $527,284 for the three months ended June 30, 1998 from $1,278,151 for the three months ended June 30, 1997 due to the decline in and timing of finance contract acquisitions. The Company acquired finance contracts totaling $23.0 million during the three months ended June 30, 1998 compared to $35.3 million in the comparable 1997 period.

        Gain on Sale of Finance Contracts. The Company realized gain on sale totaling $2,768,879 on finance contracts carried at $21.0 million (13.2%) during the three months ended June 30, 1998. Gain on sale amounted to $5,116,397 on finance contracts carried at $38.5 million (13.3%) in the comparable 1997 period.

        Servicing Income. The Company reports servicing income only with respect to finance contracts that are sold. For the three months ended June 30, 1998, servicing income was $811,348, consisting of contractual administrative fees and servicer fees. Servicing income increased by $566,003 from the three months ended June 30, 1997 as a result of the Company's assumption of servicer responsibilities in December 1997. Contractual servicer fees contributed $478,725 to the increase over the past period. The ratio of annualized servicing income to the average principal balance of finance contracts outstanding increased from .7% for the three months ended June 30, 1997 to 1.7% during the three months ended June 30, 1998. The Company also was subjected to withholding or waiver of $215,404 in servicing income during the three months ended June 30, 1998. The result of such withholding and waiver is the deferral and/or subordination to investors of the Company's ultimate receipt of such fees. See
Item 5 of Part II.

        Other Income (Loss). For the three months ended June 30, 1998, other income (loss) amounted to ($205,864), compared with ($59,775) for the comparable 1997 period.

TOTAL EXPENSES

        Total expenses of the Company increased $6,719,455 to $11,814,205 for the three months ended June 30, 1998 from $5,094,750 for the three months ended June 30, 1997, due primarily to impairment of retained interest in securitizations of $5,589,802 for the three months ended June 30, 1998, as well as increases in salaries and benefits and other expenses.

        Provision for Credit Losses. No provision for credit losses on finance contracts held by the Company was necessary for the three months ended June 30, 1998 or the three months ended June 30, 1997. The Company charged off loans, net, totaling $127,364 to the allowance for credit losses during three months ended June 30, 1998.

        Interest Expense. Interest expense rose to $1,085,401 for three months ended June 30, 1998 from $956,045 for three months ended June 30, 1997. Interest expense increased by $129,356 primarily due to higher amortization of debt issuance costs of $169,651 associated with increased notes payable.

        Salaries and Benefits. Salaries and benefits increased $735,596 to $2,468,567 for the three months ended June 30, 1998 from $1,732,971 for the three months ended June 30, 1997. This increase was due primarily to an increase in the number of the Company's employees in anticipation of increased contract acquisition volume and the collection activities on a growing portfolio of finance contracts. As of December 1, 1997 the Company completed the transfer of certain servicer functions from LSE to in-house personnel and equipment. The number of employees of the Company increased by 19 to 191 employees at June 30, 1998, compared to 172 employees at June 30, 1997. The annualized salary and benefit cost per employee averaged $51,970 during the three months ended June 30, 1998, representing an increase of $4,814 (10.2%) over the prior year period.

        General and Administrative Expenses. General and administrative expenses increased $247,488 to $1,790,620 for the three months ended June 30, 1998 from $1,543,132 for the three months ended June 30, 1997. Professional services increased $397,838 to $648,729 during the current period due to increased legal and accounting costs. The Company expects reduced legal costs for the remainder of 1998 due to decreased capital market activities. Rent increased $102,316 to $159,087 due to costs associated with the Company's home office relocation. Depreciation and amortization increased $73,288 to $116,442 reflecting increased investment in equipment associated with servicer operations. Marketing commissions paid decreased $384,134 to $178,549 due to lower loan originations. General and administrative expenses consist principally of office, furniture and equipment leases, professional fees, non-employee marketing commissions and office expenses, and are expected to increase as the Company continues to grow.

        Impairment of Retained Interest in Securitizations. The Company periodically reviews the fair value of the retained interest in securitizations which consists of trust and interest-only strip receivables. The Company recorded a charge against earnings for impairment of these assets of $5,589,802 for the three months ended June 30, 1998, representing an increase of $5,121,876 from $467,926 for the three months ended June 30, 1997. This impairment reflects the revaluation of expected future cash flows to the Company from securitizations. This revaluation was precipitated by the loss of cash flow from the refusal of Progressive Northern Insurance Company ("Progressive") to pay default insurance claims after early April 1998, as well as the ongoing reassessment of valuation assumptions in light of information made available to the Company after the transfer of servicing functions to the Company in December 1997. As the Company assumed all servicing functions, it accelerated the rate of charge-offs as compared with previous periods, thereby allocating additional cash collections and reserve account balances to paying down the senior investor securities. The effect of this was to stop payments of interest on subordinated securities issued in the securitizations, thereby causing acceleration in the principal balances of such securities, resulting in reduced residual cash flows to the Company. Although the Company does not foresee further impairments of the retained interest in securitizations under current market conditions, the disposition of the Progressive litigation could further affect the valuation of these assets. See Note 8 to the Notes to Consolidated Financial Statements.

        Other Operating Expenses. Other operating expenses (consisting principally of servicer fees, credit bureau reports, communications and insurance) increased $485,139 to $879,815 for the three months ended June 30, 1998 from $394,676 for the three months ended June 30, 1997. The Company incurred VSI insurance premiums totaling $382,513 for loans placed in various warehouse facilities during the period compared to none in the prior year period.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

NET INCOME

        In the six months ended June 30, 1998, net income (loss) decreased $6,500,824 to $(5,354,926) from $1,145,898 for the six months ended June 30,
1997. The decrease in net income was primarily attributable to an increase in infrastructure costs to support higher anticipated finance contract acquisition and servicing volumes, impairment charges on the retained interest in securitizations and an actual decrease in acquisition volume. The principal balance of finance contracts acquired decreased $17.4 million to $52.8 million for the six months ended June 30, 1998 from $70.2 million for the six months ended June 30, 1997, due to the delay between the filling up and expiration of the Daiwa warehouse facility by March 31, 1998 and the implementation of the Dynex Warehouse Financing in June 1998. This filling up and delay forced the Company to slow down its acquisition of finance contracts in the first six months of 1998. The Company added qualified personnel as they became available during the past year, and this added to the growth in salary and benefit expenses for the six months ended June 30, 1998.

TOTAL REVENUES

        Total revenues decreased $1,356,955 to $9,540,828 for the six months ended June 30, 1998 from $10,897,783 for the six months ended June 30, 1997 due to a slow down in the Company's finance contract acquisition and securitization activities.

        Interest Income. Interest income decreased $128,316 to $1,665,782 for the six months ended June 30, 1998 from $1,793,732 for the six months ended June 30, 1997 due to the decline in and timing of finance contract acquisitions. The Company acquired finance contracts totaling $52.8 million during the six months ended June 30, 1998 compared to $70.2 million in the comparable 1997 period.

        Gain on Sale of Finance Contracts. The Company realized gain on sale totaling $6,636,820 on finance contracts carried at $46.3 million (14.3%) during the six months ended June 30, 1998. Gain on sale amounted to $8,692,144 on finance contracts carried at $63.6 million (13.6%) in the comparable 1997 period. Accordingly, gain on sale of finance contracts fell $2,055,325 during the six months ended June 30, 1998 over the comparable 1997 period.

        Servicing Income. The Company reports servicing income only with respect to finance contracts that are sold. For the six months ended June 30, 1998, servicing income was $1,317,942, consisting of contractual administrative fees and servicer fees. Servicing income increased by $883,633 from the six months ended June 30, 1997 as a result of the Company's assumption of servicer responsibilities in December 1997. Contractual servicer fees contributed $738,964 to the increase over the past period. The ratio of servicing income to the average principal balance of finance contracts outstanding increased from
 .7% for the six months ended June 30, 1997 to 1.4% during the six months ended June 30, 1998. The Company also was subjected to withholding or waiver of $440,044 in servicing income during the six months ended June 30, 1998. The result of such withholding or waiver is the deferral and/or subordination to the Company's ultimate receipt of such fees.

TOTAL EXPENSES

        Total expenses of the Company increased $8,512,922 to $17,623,716 for the six months ended June 30, 1998 from $9,110,794 for the six months ended June 30, 1997, due primarily to impairment of the retained interest in securitizations of $5,877,825 for the six months ended June 30, 1998.

        Provision for Credit Losses. Provision for credit losses on finance contracts held by the Company rose to $100,000 for the six months ended June 30, 1998 compared to none for the six months ended June 30, 1997. The Company charged off loans, net, totaling $435,384 to the allowance for credit losses during the six months ended June 30, 1998.

        Interest Expense. Interest expense rose to $2,375,806 for the six months ended June 30, 1998 from $1,828,397 for six months ended June 30, 1997. Interest expense increased by $547,409 primarily due to higher amortization of debt issuance costs of $291,348 associated with increased notes payable.

        Salaries and Benefits. Salaries and benefits increased $1,593,707 to $4,866,332 for the six months ended June 30, 1998 from $3,272,625 for the six months ended June 30, 1997. This increase was due primarily to an increase in the number of the Company's employees necessary to handle the increased contract acquisition volume and the collection activities on a growing portfolio of finance contracts. As of December 1, 1997, the Company completed the transfer of certain servicer functions from LSE to in-house personnel and equipment. The number of employees of the Company increased by 19 to 191 employees at June 30, 1998, compared to 172 employees at June 30, 1997. The annualized salary and benefit cost per employee averaged $50,956 during the six months ended June 30, 1998, representing an increase of $2,830 (5.9%) over the prior year period.

        General and Administrative Expenses. General and administrative expenses increased $115,727 to $2,874,884 for the six months ended June 30, 1998 from $2,759,157 for the six months ended June 30, 1997. Professional services increased $183,556 to $768,306 during the current period due primarily to increased legal costs. Depreciation and amortization increased $144,352 to $233,810 reflecting increased investment in equipment associated with servicer operations. Rent increased $85,665 to $200,658 due to costs associated with the Company's home office relocation. Marketing commissions paid decreased $462,306 to $318,899 due to lower loan originations. General and administrative expenses consist principally of office, furniture and equipment leases, professional fees, non-employee marketing commissions and office expenses, and are expected to increase as the Company continues to grow.

        Impairment of retained interest in securitizations. The Company periodically reviews the fair value of the retained interest in securitizations, which consists of trust and interest-only strip receivables. The Company recorded a charge against earnings for impairment of these assets of $5,877,825 for the six months ended June 30, 1998, representing an increase of $5,409,899 from $467,926 for the six months ended June 30, 1997. This impairment reflects the revaluation of expected future cash flows to the Company from securitizations. This revaluation was precipitated by the loss of cash flow from the refusal of Progressive Northern Insurance Company ("Progressive") to pay default insurance claims after early April 1998, as well as the ongoing reassessment of valuation assumptions in light of information made available to the Company after the transfer of servicing functions to the Company in December 1997. As the Company assumed all servicing functions, it accelerated the rate of charge-offs as compared with previous periods, thereby allocating additional cash collections and reserve account balances to paying down the senior investor securities. The effect of this was to stop payments of interest on subordinated securities issued in the securitizations, thereby causing acceleration in the principal balances of such securities, resulting in reduced residual cash flows to the Company. Although the Company does not foresee further impairments of trust and interest-only strip receivables under current market conditions, the disposition of the Progressive litigation could further affect the valuation of these assets. See Note 8 to the Notes to Consolidated Financial Statements.

        Other Operating Expenses. Other operating expenses (consisting principally of servicer fees, credit bureau reports, communications and insurance) increased $746,180 to $1,528,869 for the six months ended June 30, 1998 from $782,689 for the six months ended June 30, 1997. The Company incurred VSI insurance premiums totaling $525,282 for loans placed in various warehouse facilities during the period compared to none in the prior year period.

FINANCIAL CONDITION

        Restricted Cash. Restricted cash decreased $5.5 million to $1.4 million at June 30, 1998 from $6.9 million at December 31, 1997, reflecting the elimination of cash reserve accounts in the new Warehouse Financing with Dynex. In accordance with the Company's revolving credit facilities, proceeds advanced by the lender for purchase of finance contracts are held by a trustee until the Company delivers qualifying collateral to release the funds, normally in a matter of days. The Company is also required to maintain a cash reserve with its lenders up to 10% of the proceeds received from the lender for the origination of the finance contracts. Access to these funds is restricted by the lender; however, such funds may be released in part upon the occurrence of certain events including payoffs of finance contracts.

        Finance Contracts Held for Sale, Net. Finance contracts held for sale, net of allowance for credit losses, increased $1.5 million to $2.9 million at June 30, 1998, from $1.4 million at December 31, 1997. The number and principal balance of contracts held for sale are largely dependent upon the timing and size of the Company's securitizations. The Company securitizes finance contracts on a regular basis through the Dynex Warehouse Financing.

        Retained interest in securitizations. At the time a securitization closes, the Company's securitization subsidiary is required to fund a cash reserve account within the trust to provide additional credit support for the senior investor securities. Additionally, depending on the structure of the securitization, a portion of the future excess spread cash flows from the trust is required to be deposited in the cash reserve account to increase the initial deposit to a specified level. Amounts on deposit in cash reserve accounts are also reflected as advances to the relevant trust under the item "Cash flows from investing activities" in the Company's consolidated statements of cash flows. The current cash reserve deposits for the Company's outstanding securitizations follow:



                                                    Senior Investor     Current
                                                      Certificate       Reserve
                  Securitization                        Amount(1)       Deposit
-----------------------------------------------------------------------------------

AutoBond Receivables Trust 1995-A                        $26,261,009    $  441,512
AutoBond Receivables Trust 1996-A                         16,563,366       379,285
AutoBond Receivables Trust 1996-B                         17,832,885       464,488
AutoBond Receivables Trust 1996-C                         22,296,719       729,336
AutoBond Receivables Trust 1996-D                         25,000,000       861,206
AutoBond Receivables Trust 1997-A(2)                      28,037,167       724,926
AutoBond Receivables Trust 1997-B                         34,725,196        54,305
AutoBond Receivables Trust 1997-C                         34,430,079             -
AutoBond Master Funding Corporation V(3)(4)               76,192,874             -


-------------------

(1) Refers only to balances on senior investor certificates upon issuance.

(2) Includes Class A, Class B and Class C-1 Notes.

(3) Includes Variable Rate Funding Notes (beneficial interests).

(4) No cash reserve account.

        See Note 4 to the Notes to the Consolidated Financial Statements for a discussion of the retained interest in securitizations, which consists of trust and interest-only strip receivables.

        The Company's interests of trusts decreased $2.5 million to $2.6 million at June 30, 1998, from $5.1 million at December 31, 1997, reflecting the pay-off of warehouse financings through the Dynex Warehousing Financing, thereby converting the Company's retained interest in the sold finance contracts into interest-only strip receivables.

DELINQUENCY EXPERIENCE

        The following table reflects the delinquency experience of the Company's finance contract portfolio including loans sold and serviced by the Company:



                                                 December 31, 1997       June 30, 1998
                                               --------------------------------------------

Principal balance of finance contracts          $187,098,957          $193,476,561
outstanding
Delinquent finance contracts(1):

30-59 days past due                               21,484,450   11.48%   21,368,683    11.04%
60-89 days past due                               10,941,753    5.85%    7,255,463     3.75%
90 days past due and over                          8,368,493    4.47%    7,885,323     4.08%
                                               --------------------------------------------
Total                                           $ 40,794,696   21.80% $ 36,509,469    18.87%
                                               ============================================


-------------------

(1) Percentage based upon outstanding balance. Delinquency balance outstanding includes finance contracts where the underlying vehicle is repossessed (but subject to redemption), the borrower is in bankruptcy, a dealer buy back is expected or where insurance claims are filed and pending.

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

        Because of the Company's limited operating history, its finance contract portfolio is somewhat unseasoned. This effect on the delinquency statistics can be observed in the comparison of 1998 versus 1997 delinquency percentages since the portfolio is tangibly more seasoned as of June 30, 1998. Accordingly, delinquency and charge-off rates in the portfolio may not fully reflect the rates that may apply when the average holding period for finance contracts in the portfolio is longer. Increases in the delinquency and/or charge-off rates in the portfolio would adversely affect the Company's ability to obtain credit or sell its receivables.

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

        The following table provides static pool repossession frequency analysis (in dollars) of the Company's portfolio performance from inception through June 30, 1998. In this table, all finance contracts have been segregated by quarter of acquisition. All repossessions have been segregated by the quarter in which the repossessed contract was originally acquired by the Company. Cumulative repossessions equals the ratio of repossessions as a percentage of finance contracts acquired for each segregated quarter. Annualized repossessions equals an annual equivalent of the cumulative repossession ratio for each segregated quarter. This table provides information regarding the Company's repossession experience over time. For example, recently acquired finance contracts demonstrate few repossessions because properly underwritten finance contracts to sub-prime consumers generally do not default during the initial months of the contract. After approximately one year to 18 months, frequency of repossessions on an annualized basis appear to reach a plateau. Based on industry statistics and the performance experience of the Company's finance contract portfolio, the Company believes that finance contracts seasoned in excess of approximately 18 months in part will start to demonstrate declining repossession frequency. The Company believes this may be due to the fact that the borrower perceives that he or she has equity in the vehicle. The Company also believes that the finance contracts generally amortize more quickly than the collateral depreciates, and therefore losses and/or repossessions will decline over time.


                                     Repossession Frequency
                        -------------------------------------------------
                        Principal Balance of                             Principal Balance
  Year and Quarter of     Repossessions by                                 of Contracts
      Acquisition         Quarter Acquired   Cumulative(1)    Annualized(2)    Acquired
-------------------------------------------------------------------------------------------

1994
  Q3                         $    22,046        21.79%        5.45%       $   101,161
  Q4                             605,491        24.84%        6.62%         2,437,674
1995
  Q1                           1,789,961        28.37%        8.10%         6,310,421
  Q2                           1,733,275        28.00%        8.61%         6,190,596
  Q3                           2,086,167        28.82%        9.61%         7,239,813
  Q4                           3,800,905        31.18%       11.34%        12,188,863
1996
  Q1                           4,551,073        29.44%       11.77%        15,460,823
  Q2                           5,684,722        30.69%       13.64%        18,520,410
  Q3                           6,003,802        21.37%       10.68%        28,098,899
  Q4                           6,046,272        24.74%       14.14%        24,442,500
1997
  Q1                           7,964,547        22.84%       15.22%        34,875,869
  Q2                           6,670,626        18.89%       15.12%        35,305,817
  Q3                           4,328,236        12.50%       12.50%        34,629,616
  Q4                           2,609,184         5.91%        7.89%        44,120,029
1998
  Q1                             741,879         2.49%        4.98%        29,775,406
  Q2                             131,919         0.58%        2.30%        22,916,849


------------------------

(1) For each quarter, cumulative repossession frequency equals the number of repossessions divided by the number of contracts acquired.

(2) Annualized repossession frequency converts cumulative repossession frequency into an annual equivalent (e.g., for Q4 1997, principal balance of $2,609,184 in repossessions divided by principal balance of $44,120,029 in contracts acquired, divided by 3 quarters outstanding times four equals an annual repossession frequency of 7.89%).

NET LOSS PER REPOSSESSION

        Upon initiation of the repossession process, it is the Company's intent to complete the liquidation process as quickly as possible. The majority of repossessed vehicles are sold at wholesale auction. The Company is responsible for the costs of repossession, transportation and storage. The Company's net charge-off per repossession equals the unpaid balance less the auction proceeds (net of associated costs) and less proceeds from insurance claims. As fewer of the Company's finance contracts are covered by credit deficiency insurance, the Company expects its net loss per repossession to increase. The following table demonstrates the net charge-off per repossessed automobile since inception.


                                                                                  From August 1,
                                                                                 1994 (Inception)
                                                                                 to June 30, 1998
                                                                              --------------------

Number of finance contracts acquired                                               $       28,048
Number of vehicles repossessed                                                              5,274
Repossessed units disposed of                                                               2,651
Repossessed units awaiting disposition(1)                                                   2,623
Cumulative gross charge-offs                                                           27,746,728
Costs of repossession(3)                                                                1,195,273
Proceeds from auction, physical damage insurance and refunds(2)                       (16,282,368)
                                                                              --------------------
Net loss                                                                               12,659,633
Deficiency insurance settlement received(2)                                            (6,888,056)
                                                                              --------------------
Net charge-offs(2)                                                                     $5,771,578
                                                                              ====================
Net charge-offs per unit disposed                                                          $2,177
Net loss as a percentage of cumulative gross charge-offs                                   45.63%
Recoveries as a percentage of cumulative gross charge-offs(3)(4)                           79.20%


-------------------

(1) The vehicles may have been sold at auction; however the Company might not have received all insurance proceeds as of June 30, 1998.

(2) Amounts are based on actual liquidation and repossession proceeds (including insurance proceeds) received on units for which the repossession process had been completed as of June 30, 1998.

(3) Not including the costs of repossession which are reimbursed by the securitization trusts.

(4) Includes the effect of certain loans included in term securitization 97-A and Dynex Warehouse Facility which did not have credit default insurance coverage.

LIQUIDITY AND CAPITAL RESOURCES

        The Company requires access to significant sources and amounts of cash to fund its operations and to acquire and securitize finance contracts. The Company's primary operating cash requirements include the funding of (i) the acquisition of finance contracts prior to securitization , (ii) the initial cash deposits to reserve accounts in connection with the warehousing and securitization of contracts in order to obtain such sources of financing, (iii) fees and expenses incurred in connection with the warehousing and securitization of contracts and (iv) ongoing administrative and other operating expenses. The Company has traditionally obtained these funds in three ways: (a) loans and warehouse financing arrangements, pursuant to which acquisition of finance contracts are funded on a temporary basis; (b) securitizations or sales of finance contracts, pursuant to which finance contracts are funded on a permanent basis; and (c) general working capital, which if not obtained from operations, may be obtained through the issuance of debt or equity. Failure to procure funding from all or any one of these sources could have a material adverse effect on the Company.

        Cash Flows. Significant cash flows related to the Company's operating activities include the use of cash for purchases of finance contracts, and cash provided by payments on finance contracts and sales of finance contracts. Net cash used in operating activities totaled $7.6 million during the three months ended June 30, 1998. The Company used $20.9 million to purchase finance contracts and $21.0 million was received from sales of finance contracts, primarily through securitizations during the three months ended June 30, 1998.

        Under the financial structures the Company has used to date in its securitizations, certain cash flows generated by the finance contracts are retained in a cash reserve or "spread" account to provide liquidity and credit enhancement. While the specific terms and mechanics of the cash reserve account can vary depending on each transaction, the relevant agreement generally provides that the Company is not entitled to receive certain cash flows unless certain reserve account balances have been attained and the delinquency or losses related to the contracts in the pool are below certain predetermined levels. In the event delinquencies and losses on the contracts exceed such levels, the terms of the warehouse facility or securitization may require increased cash reserve account balances to be accumulated for the particular pool or, in certain circumstances, may require the transfer of the Company's servicing function to another servicer. The imposition of any of the above-referenced conditions could materially adversely affect the Company's liquidity and financial condition.

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

        On June 10, 1998, the Company and Dynex Capital. Inc. ("Dynex"), a Virginia corporation listed on the NYSE, entered into a financing arrangement whereby: (i) the Company obtained non-recourse financing for all currently warehoused and future automobile finance contract acquisitions through at least May 31, 1999 (the "Warehouse Financing"); (ii) the Company sold to Dynex $3 million of the Company's 12% Convertible Senior Notes due 2003 (the "Senior Notes"); and (iii) Dynex Holding, Inc. an affiliate of Dynex ("Dynex Holding") received an option (the "Option"), exercisable for one year, to purchase at a price of $6.00 per share the common stock of the Company held by the three principal stockholders of the Company, representing approximately 85% of the currently outstanding common stock of the Company.

                  Under the terms of the Warehouse Financing, Dynex provides warehouse credit facilities to AutoBond Master Funding Corporation V ("Master Funding V"), a wholly owned, special purpose subsidiary of the Company organized under Nevada law, in an amount equal to 104% of the unpaid principal balance of finance contracts pledged to Dynex. Advances under the Warehouse Financing are limited to $10 million in the case of the initial advance, $80 million in the case of other advances during the month of June 1998, and thereafter $25 million per month until the commitment termination date. The Warehouse Financing commitment will terminate on May 31, 1999 (provided that 90 days prior written notice from Dynex is given), or if such notice is not given, May 31, 2000. Advances under the Warehouse Financing will be evidenced by Class A and Class B Notes issued by Master Funding V to Dynex. The Class A Notes are issued in a principal amount equal to 94% of the amount of each advance and will bear interest at a rate equal to 190 basis points over the corporate bond equivalent yield on the three-year treasury note on the closing date for each such advance. The Class B Notes are issued in a principal amount equal to 10% of the amount of each advance and will bear interest at a rate equal to 16% per annum. Dynex also will obtain securitization rights with respect to the warehoused finance contracts.

        The Company's primary source of financing for the acquisition of finance contracts is its Warehouse Financing arrangement with Dynex. The Warehouse Financing with Dynex funds eligible finance contracts at 104% of their face amount, thereby providing the Company with significant liquidity.

Since the Warehouse Financing arrangement constitutes a securitization under generally accepted accounting principles, the Warehouse Financing also provides gain on sale treatment for the finance contracts funded. The Company's ability to continue to fund finance contracts under the Warehouse Financing is dependent upon its compliance with the terms thereof, including the maintenance by the Company of certain servicing standards. There can be no assurance that such facility will be extended or that substitute facilities will be available on terms acceptable to the Company. The Company's ability to obtain a successor facility or similar financing will depend on, among other things, the willingness of financial organizations to participate in funding subprime finance contracts and the Company's financial condition and results of operations. The Company's growth is dependent upon its ability to obtain sufficient financing under the Warehouse Financing, and any additional or successor facilities, at rates and upon terms acceptable to the Company. The Company will service the warehoused finance contracts for a servicing fee of $15 per month per finance contract. At June 30, 1998, advances under the Dynex Warehouse Financing totaled $38.1 million.

        At June 30, 1998, the Company had no outstanding balance on a $10.0 million revolving credit facility (the "Sentry Facility") with Sentry Financial Corporation ("Sentry"), which expires on December 31, 2000. The proceeds from borrowings under the Sentry Facility are used to acquire finance contracts, to pay default insurance premiums and make deposits to a reserve account with Sentry. The Company pays a utilization fee of up to 0.21% per month on the average outstanding balance under the Sentry Facility. The Sentry Facility also requires the Company to pay up to 0.62% per quarter on the average unused balance. Interest is payable monthly and accrues at a per annum rate of prime plus 1.75%. The Sentry Facility contains certain conditions and imposes certain requirements, including, among other things, minimum net worth and cash and cash equivalent balances in the reserve accounts. In April 1996, the Company paid a one-time commitment fee of $700,000 to Sentry. The Sentry Facility was amended in May 1998 to add additional representations, covenants, a general release of Sentry, the guarantee of William O. Winsauer, and the right of Sentry to refuse future advances at its discretion.

        The Company and its wholly owned subsidiary, AutoBond Funding Corporation II, entered into a $50 million revolving warehouse facility (the "Daiwa Facility") with Daiwa Finance Corporation ("Daiwa") effective as of February 1, 1997. Advances under the Daiwa Facility matured on the earlier of 120 days following the date of the advance or termination of the Facility. The proceeds from the borrowings under the Daiwa Facility were used to acquire finance contracts and to make deposits to a reserve account. The Daiwa Facility was collateralized by the finance contracts acquired with the outstanding advances. At June 30, 1998, advances under the Daiwa Facility totaled $43,117,483. The Company had no credit availability under the Daiwa Facility after March 31, 1998 and the total amount outstanding was repaid in July 1998 through the Dynex Warehouse Financing. During 1997, the Daiwa Facility was amended to allow the Company, at its election, to transfer finance contracts into a qualified unconsolidated special purpose subsidiary. In conjunction with these transfers, these special purpose subsidiaries issue variable funding warehouse notes which are convertible into term notes at the option of the holder of such notes. Transfers of finance contracts to the special purpose entities have been recognized as sales under SFAS No. 125.

        On December 31, 1997, the Company entered into a similar warehouse/securitization arrangement with Credit Suisse First Boston Mortgage Capital L.L.C. ("CSFB"), whereby $12.5 million of finance contracts were sold to a qualifying unconsolidated special purpose subsidiary, AutoBond Master Funding Corporation II. These finance contracts secured variable funding notes in the initial amount of $11.3 million, which were repaid through the Dynex Warehouse Financing on June 30, 1998.

        On March 31, 1998, the Company entered into a similar warehouse/securitization arrangement with Infinity Investors Limited ("Infinity"), whereby $7.2 million of finance contracts were sold to a qualifying unconsolidated special purpose subsidiary, AutoBond Master Funding Corporation IV. These finance contracts secured variable funding notes in the initial amount of $6.5 million, increasing up to $10 million. These variable funding notes bore interest at 10% per annum through May 31, 1998 and thereafter at 17% per annum. These notes were repaid through the Dynex Warehouse Financing on June 30, 1998.

In connection with the transaction with Infinity, the Company issued a warrant to purchase up to 100,000 shares of common stock, at an exercise price of $8.73 per share.

        Notes Payable. Pursuant to the terms of the Senior Note Agreement between the Company and Dynex, Dynex purchased at par $3 million in principal amount of the Company's Senior Notes. Interest on the Senior Notes is payable quarterly in arrears, with the principal amount due on June 9, 2003. The Senior Notes may be converted at the option of Dynex on or before May 31, 1999 into shares of the Company's common stock at a conversion price of $6.00 per share. Demand and "piggy-back" registration rights with respect to the underlying shares of common stock were granted.

        Also pursuant to the Securities Purchase Agreement, the Company issued warrants which upon exercise allow the holders to purchase 200,000 shares of the Company's common stock at $4.225 per share. The warrants are exercisable to the extent the holders thereof purchase up to $10,000,000 of the Company's subordinated asset-backed securities before June 30, 1998. The holders have purchased $5.8 million of asset-backed securities.

        In January 1998, the Company privately placed with BancBoston Investments, Inc. ("BancBoston") $7,500,000 in aggregate principal amount of its 15% senior subordinated convertible notes (the "Subordinated Notes"). Interest on the Subordinated Notes is payable quarterly until maturity on February 1, 2001. The Subordinated Notes are convertible at the option of the holder for up to 368,462 shares of Common Stock, at a conversion price of $3.30 per share, subject to adjustment under standard anti-dilution provisions. In the event of a change of control transaction, the holder of the Subordinated Notes may require the Company to repurchase the Subordinated Notes at 100% of the principal amount plus accrued interest. The Subordinated Notes are redeemable at the option of the Company on or after July 1, 1999 at redemption prices starting at 105% of the principal amount, with such premium reducing to par on and after November 1, 2000, plus accrued interest. The Subordinated Notes were issued pursuant to an Indenture, dated as of January 30, 1998 (the "Indenture") between the Company and BankBoston, N.A., as agent. The Indenture contains certain restrictive covenants including (i) a consolidated leveraged ratio not to exceed 2 to 1 (excluding non-recourse warehouse debt and securitization debt), (ii) limitations on restricted payments such as dividends (but excluding, so long as no event of default has occurred under the Indenture, dividends or distributions on the Preferred Stock), (iii) limitations on sales of assets other than in the ordinary course of business and (iv) certain financial covenants, including a minimum consolidated net worth test of $12 million (plus proceeds from equity offerings), a minimum ratio of earnings to interest of 1.5 to 1, and a maximum cumulative repossession ratio of 27%. The Company incurred debt issuance costs of $2,292,793, including the value of all warrants issued, in conjunction with this transaction. The debt issuance cost is being amortized as interest expense through February 2001. Events of default under the Indenture include failure to pay, breach of covenants, cross-defaults in excess of $1 million, or material breach of representations or covenants under the purchase agreement with BankBoston. Net proceeds from the sale of the subordinated notes were used to pay short-term liabilities, with the remainder available to provide for the repayment of the Company's 18% Convertible Secured Notes and for working capital.

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

        The Company has relied significantly on a strategy of periodically selling finance contracts through asset-backed securitizations. The Company's ability to access the asset-backed securities market is affected by a number of factors, some of which are beyond the Company's control and any of which could cause substantial delays in securitization including, among other things, the requirements for large cash contributions by the Company into securitizations, conditions in the securities markets in general, conditions in the asset-backed securities market and investor demand for sub-prime auto paper. Additionally, gain on sale of finance contracts represents a significant portion of the Company's total revenues and, accordingly, net income. If the Company were unable to sell finance contracts or account for any securitization as a sale transaction in a financial reporting period, the Company would likely incur a significant decline in total revenues and net income or report a loss for such period. Moreover, the Company's ability to monetize excess spread cash flows has been an important factor in providing the Company with substantial liquidity. If the Company were unable to sell its finance contracts and did not have sufficient credit available, either under warehouse credit facilities or from other sources, the Company would have to sell portions of its portfolio directly to whole loan buyers or curtail its finance contract acquisition activities. As discussed above, the current arrangement with Dynex alleviates the risks associated with securitization through May 31, 1999.

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

        If dividends on the Preferred Stock are in arrears for two quarterly dividend periods, holders of the Preferred Stock will have the right to elect three additional directors to serve on the Board until such dividend arrearage is eliminated. In addition, certain changes that could materially affect the holders of Preferred Stock, such as a merger of the Company, cannot be made without the affirmative vote of the holders of two-thirds of the shares of Preferred Stock, voting as a separate class. The Preferred Stock ranks senior to the Common Stock with respect to the payment of dividends and amounts upon liquidation, dissolution or winding up. As of June 30, 1998, Preferred Stock dividends were current.

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

        In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and that it measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) is dependent upon the intended use of the derivative and the resulting designation. SFAS No. 133 generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (2) the earnings effect of the hedged forecast transaction. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, although earlier application is encouraged. The Company plans to comply with the provisions of SFAS No. 133 upon its initial use of derivative instruments. As of June 30, 1998, no such instruments were being utilized by the Company.

        The Company does not believe the implementation of the recent accounting pronouncements will have a material effect on its consolidated financial statements, since the Company operates in one business segment.

YEAR 2000 COMPLIANCE

        The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Computer programs containing date-sensitive code could recognize a date ending with the digits "00" as the year 1900 instead of the year 2000. This could result in a system failure or in miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal activities.

        As a specialty consumer finance company, the Company substantially depends on its computer systems and proprietary software applications in underwriting, acquiring, servicing and securitizing finance contracts. As a result of initiatives undertaken in the development of its proprietary software systems, all of the Company's systems and software applications have been formatted with a full, four-digit date code in the database management and cash flow evaluation software. The efficacy of certain of the Company's systems and software applications in handling Year 2000 issues has been demonstrated repeatedly in the system's ability to calculate payments streams accurately on finance contracts with maturity dates that extend beyond December 31, 1999. Based on its review of the likely impact of the Year 2000 on its business, the Company believes that it is working constructively toward making its critical and operational applications Year 2000 compliant.

        Nevertheless, the Company may be exposed to the risk that other service providers may not be in compliance. While the Company does not foresee that the Year 2000 will pose significant operational problems, the failure of its vendors, customers or financial institutions to become Year 2000 compliant could have a material adverse effect on the Company's business, financial condition and results of operations. To date, the Company has not formulated any contingency plans to address such consequences.

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

        In March 1998, after Progressive Northern Insurance purported to cancel the VSI and deficiency balance insurance policies issued in favor of the Company, the Company sued Progressive, its affiliate United Financial Casualty Co. and their agent in Texas, Technical Risks, Inc. in the district court of Harris County, Texas. The action seeks declaratory relief confirming the Company's interpretation of the policies as well as claims for damages based upon breach of contract, bad faith and fraud. The Company has received the defendants' answers, denying the Company's claims, and discovery is proceeding. Progressive stopped paying claims during the second quarter of 1998. Also in March 1998, the Company commenced an action in Travis County, Texas, against Loan Servicing Enterprise, alleging LSE's contractual breach of its servicing obligations on a continuing basis. LSE has commenced an action against AutoBond in Texas state court seeking recovery from the Company of putative termination fees in connection with LSE's termination as servicer. The Company expects the two actions to be consolidated.

        The Company's carrier for the credit deficiency insurance obtained through 1996, Interstate Fire & Casualty Co. ("Interstate") determined in late 1996 to no longer offer such coverage to the auto finance industry, including the Company. In connection with Interstate's attempt to no longer offer credit deficiency coverage for contracts originated after December 1996, the Company commenced an action in the United States District Court for the Western District of Texas, Austin Division, seeking a declaratory judgment that (a) the Company was entitled to 180 days' prior notice of cancellation and (b) Interstate was not entitled to raise premiums on finance contracts for which coverage was obtained prior to the effectiveness of such cancellation, as well as seeking damages for Interstate's alleged deficiencies in paying claims. Prior to receiving the Company's complaint in the Texas action, Interstate commenced a similar action for declaratory relief in the United States Court for the Northern District of Illinois. Both suits have been voluntarily dismissed, and Interstate and the Company have to date acted on the basis of a cancellation date of May 12, 1997 (i.e., no finance contracts presented after that date will be eligible for credit deficiency coverage by Interstate, although all existing contracts for which coverage was obtained will continue to have the benefits of such coverage), no additional premiums have been demanded or paid, and the claims-paying process has been streamlined. In particular, in order to speed the claims-paying process, Interstate has paid lump sums to the Company as an estimate of claims payable prior to completion of processing. Pending the Company's determination of the appropriate destination for such claims payments, the Company has deposited and will continue to deposit such funds into a segregated account.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On June 10, 1998, AutoBond Acceptance Corporation (the "Company") and Dynex Capital, Inc., ("Dynex"), a Virginia corporation listed on the NYSE, entered into a financing arrangement whereby: (i) the Company obtained non-recourse financing for all currently warehoused and future automobile finance contract acquisitions through at least May 31, 1999 (the "Warehouse Financing"); (ii) the Company sold to Dynex $3 million of the Company's 12% Convertible Senior Notes due 2003 (the "Senior Notes"); and (iii) Dynex Holding, Inc. an affiliate of Dynex ("Dynex Holding") received an option (the "Option"), exercisable for one year, to purchase at a price of $6.00 per share the common stock of the Company held by the three principal stockholders of the Company, representing approximately 85% of the currently outstanding common stock of the Company.

        Under the terms of the Warehouse Financing, Dynex will provide warehouse credit facilities to AutoBond Master Funding Corporation V ("Master Funding V"), a wholly-owned, special purpose subsidiary of the Company organized under Nevada law, in an amount equal to 104% of the unpaid principal balance of finance contracts pledged to Dynex. Advances under the Warehouse Financing are limited to $10 million in the case of the initial advance, $80 million in the case of all other advances during the month of June 1998 and thereafter $25 million per month until the commitment termination date. The Warehouse Financing commitment will terminate on May 31, 1999, (provided that 90 days' prior written notice from Dynex is given), or if such notice is not given, May 31, 2000. Advances under the Warehouse Financing will be evidenced by Class A and Class B Notes issued by Master Funding V to Dynex. The Class A Notes will be issued in a principal amount equal to 94% of the amount of each advance and will bear interest at a rate equal to 190 basis paints over the corporate bond equivalent yield on the three-year Treasury note on the closing date for each such advance. The Class B Notes will be issued in a principal mount equal to 10% of the amount of each advance and will bear interest at a rate equal to 16% per annum. Dynex also will obtain securitization rights with respect to the warehoused finance contracts. The Company will service the warehoused finance contracts for a servicing fee of $15 per month per finance contract.

        Pursuant to the terms of the Senior Note Agreement between the Company and Dynex, Dynex purchased at par $3 million in principal amount of the Company's Senior Notes. The Company used the proceeds for working capital. Interest on the Senior Notes is payable quarterly in arrears, with the principal amount due on June 9, 2003. The Senior Notes may be converted at the option of Dynex on or before May 31, 1999 into shares of the Company's common stock at a conversion price of $6.00 per share. Demand and "piggyback" registration rights with respect to the underlying shares of common stock were granted.

        William 0. Winsauer, Chief Executive Officer and Chairman of the Board of Directors of the Company (the "Board"), Adrian Katz, Chief Operating Officer, Chief Financial Officer and Vice Chairman of the Board and John S. Winsauer, Secretary and a member or the Board (collectively, the "Shareholders"), entered into a Stock Option Agreement (the "Option Agreement") with Dynex Holding wherein the Shareholders granted to Dynex Holding the Option to purchase all of the shares of the Company's common stock owned by the Shareholders, (approximately 85% of the Company's current outstanding common stock) at a price of $6.00 per share. The Option may be exercised in whole and not in part at anytime up to and including June 9,1999. In the event that Dynex Holding exercises its Option, the exercise price of the Option will be payable in shares of a newly issued series of convertible preferred stock of Dynex ("Dynex Preferred"). The number of Dynex Preferred shares to be issued will be equal to the product of the number of shares of the Company's common stock subject to the Option and $6.00, divided by 115% of the average of the closing prices per share or the common stock of Dynex ("Dynex Common") for the ten consecutive trading days ending immediately prior to the exercise of the Option. Upon exercise of the Option, Dynex Holding will deliver to each of the Shareholders 80% of his pro rata share of the Dynex Preferred shares, with the balance to be held by Dynex Holding subject to certain terms and conditions contained in the Option Agreement and in each Shareholder's employment agreement with

Dynex. The Dynex Preferred will pay dividends at 9% per annum and be convertible into shares of Dynex Common at an Initial conversion rate of one to one.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The Company's Annual Meeting of shareholders was held on May 12, 1998 at the Company's headquarters in Austin, Texas. At the meeting, William O. Winsauer, Adrian Katz, John S. Winsauer, Thomas I. Blinten, Robert A. Shuey III and Stuart A. Jones were elected to an additional one-year term. Although the Company's by-laws currently fix the number of directors at seven, due to the recent resignation of Robert S. Kapito, the Company as yet has not determined a replacement. In addition, the annual appointment of Coopers & Lybrand, L.L.P. as the Company's independent public accountants was ratified. Finally, the shareholders adopted the Company's 1998 Stock Option Plan (the "Option Plan"), under which stock options may be granted to directors, officers and employees of the Company and its subsidiaries.

        A total of 5,478,350 shares (representing a quorum of 83.8% of the Company's outstanding common stock) were voted at the meeting for the election of directors, the ratification of the accountants and the approval of the Option Plan. 5,474,850 shares were voted "FOR" the election of the directors, with 3,500 shares withheld. 4,899,600 shares (representing 75.0% of the shares voted) were voted "FOR" the ratification of the independent accountants, 10,000 were voted "AGAINST" such ratification and 568,750 shares abstained. Finally, 5,451,750 shares (representing 83.4% of the shares voted) were voted "FOR" the approval of the Option Plan and 26,600 shares voted "AGAINST" such approval.

ITEM 5.  OTHER INFORMATION

        On June 15, 1998 the Company relocated its corporate headquarters in Austin to 100 Congress Avenue, Suite 600, Austin, Texas 78701.

        In May 1998, Coopers & Lybrand resigned as the Company's independent auditor. On July 15, 1998, the Company appointed Deloitte & Touche LLP as its independent auditors for 1998.

        In August 1998, the Company appointed Roy Tipton (formerly of National Auto Funding, Inc.) as Vice President--Credit, replacing Al Pazdernik, and Brian O'Niel replaced Ted Pigott as Chief Accounting Officer.

        On May 19, 1998, Moody's announced that the ratings on the senior securities issued in the Company's term securitization were reduced to Bal (B2 for the 1997B and 1997C transactions), explaining that although "cumulative gross defaults have been somewhat higher than originally anticipated, while net losses have been only mildly above expectations due to the continued high recovery rates . . . a greater concern is that a number of factors may have impaired the legal and structural integrity of these securitizations," including
(1) the alleged non-adherence to the transaction documents with regard to charge-off policy and the calculation of delinquency and loss triggers, (2) the Company's procedures for allocating prepaid insurance among the trusts, (3) instances of the Company waiving fees and making cash contributions to the transactions to enhance their performance, and (4) "instances of commingled collections." While the Company was not requested by Moody's to provide legal guidance as to whether or not these factors would as a matter of law "increase the uncertainty" with respect to the transactions, the Company does note the following: (1) with the transfer of servicing from Loan Servicing Enterprise ("LSE") now completed, the Company is endeavoring to service in accordance with the documentation and correct past errors; (2) the transaction documents did not contemplate the allocation of prepaid insurance claims, a phenomenon brought about by the Company's prevailing upon Interstate Insurance to speed up the payment of claims for the benefit of the trusts in a manner the Company believes is fair to the trusts; (3) the transaction documents do not prohibit fee waivers and explicitly permit the Company to make voluntary capital contributions to the trusts; and
(4) at the insistence of the former servicer, collections have always gone to omnibus lockboxes in the name of, and under the control of the transaction trustees, and unfortunately, identification and reconciliation of these restricted funds among transactions as part of the servicing transfer has taken some effort.

        The Company has engaged counsel to perform the deal-by-deal analysis of the structural and legal integrity of these transactions and resolve the concerns raised by Moody's. In the meantime, the Company has been notified by the trustee on certain of the securitizations that the action of Moody's and the alleged causes constituted events of servicer termination under such transactions. Although the trustee has not taken any action to remove the Company as servicer or to exercise remedies available upon an event of default, the trustee has withheld servicing fees due to the Company. Since the Company is of the view that no events of servicing termination have occurred and that the transactions documents did not intend for servicing compensation to the Company to be cut off where the cause of an event of default is due to the actions of Progressive and LSE (the former servicer), the Company is seeking to resolve those issues to the satisfaction of all parties.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS


EXHIBIT NO.                                  DESCRIPTION OF EXHIBIT
-----------                                  ----------------------

3.1 *     Restated Articles of Incorporation of the Company

3.2 *     Amended and restated Bylaws of the Company

4.1 *     Specimen Common Stock Certificate

4.2 **    Specimen Preferred Stock Certificate

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

10.18+ Automobile Loan Sale Agreement, dated as of March 19, 1997, by and between Credit Suisse First Boston Mortgage Capital L.L.C., a Delaware limited liability company, and the Company

10.19x Automobile Loan Sale Agreement, dated as of March 26, 1997, by and between Credit Suisse First Boston Mortgage Capital L.L.C., a Delaware limited liability company, and the Company

10.20**   Credit Agreement, dated as of June 30, 1997, by and among AutoBond
          Master Funding Corporation, the Company and Daiwa Finance Corporation

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

10.24xx   Trust Indenture, dated as of December 31, 1997, among AutoBond Master
          Funding Corporation II, the Company and Manufacturers and Traders
          Trust Company

10.25 xx  Receivables Purchase Agreement, dated as of December 31, 1997, between
          Credit Suisse First Boston Mortgage Capital L.L.C. and the Company

10.26xx   Servicing Agreement, dated as of December 31, 1997, among the Company,
          AutoBond



EXHIBIT NO.                                  DESCRIPTION OF EXHIBIT
-----------                                  ----------------------
          Master Funding Corporation II and Manufacturers and Traders Trust
          Company

10.27xx   Indenture and Note, dated January 30, 1998, between the Company and
          Bank Boston, N.A.

10.28 xx  Warrant, dated January 30, 1998, issued to BancBoston Investments,
          Inc.

10.29 xx  Purchase Agreement, dated January 30, 1998, between the Company and
          BancBoston Investments, Inc.

10.30 ++  Warrant, dated February 2, 1998, issued to Dresner Investments
          Services, Inc.

10.31 ++  Warrant Agreement and Warrant, dated February 20, 1998, issued to
          Tejas Securities Group, Inc.

10.32 ++ Consulting and Employment Agreement, dated as of January 1, 1998 between Manuel A. Gonzalez and the Company

10.33 ++  Severance Agreement, dated as of February 1, 1998 between Manuel A.
          Gonzalez and the Company

10.34xxx  1998 Stock Option Plan

10.35xxx  Third Amendment to the Secured Revolving Credit Agreement dated May 5,
          1998 between Sentry Financial Corporation and the Company

10.36xxx  Warrant, dated March 31, 1998, issued to Infinity Investors Limited

10.37***  Credit Agreement, dated as of June 9, 1998, by and among AutoBond
          Master Funding Corporation V, the Company, and Dynex Capital, Inc.

10.38***  Servicing Agreement, dated as of June 9, 1998, by and among AutoBond
          Master Funding Corporation V, the Company, and Dynex Capital, Inc.

10.39***  Trust Indenture, dated as of June 9, 1998, by and among AutoBond
          Master Funding Corporation V, the Company and Dynex Capital, Inc.

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

xx Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-41257).

xxx Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1998.

***Incorporated by reference to the Company's report on Form 8-K filed on June 24, 1998.

(B) REPORTS OF  FORM 8-K

        On June 24, 1998, the Company filed a report on Form 8-K addressing various transactions completed with Dynex Capital, Inc. and Dynex Holding, Inc. No other reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 1998.


                                   AUTOBOND ACCEPTANCE CORPORATION


                                   BY: /S/ WILLIAM O. WINSAUER
                                      __________________________________________
                                      WILLIAM O. WINSAUER, CHAIRMAN OF THE BOARD
                                                     AND CHIEF EXECUTIVE OFFICER


                                   BY: /S/ ADRIAN KATZ
                                      __________________________________________
                                        ADRIAN KATZ, VICE CHAIRMAN OF THE BOARD,
                                                     CHIEF OPERATING OFFICER AND
                                                         CHIEF FINANCIAL OFFICER