Form 10-Q
period 1998-09-30
AUTOBOND ACCEPTANCE CORP
filed 1998-11-17
CIK 1014747

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark  One)

[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE SECURITIES
      EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended  September  30,  1998

                                       OR

[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
       EXCHANGE  ACT  OF  1934

For  the  transition  period  from  _______  to  _______

                        COMMISSION FILE NUMBER 000-21673
                                               ---------

                         AUTOBOND ACCEPTANCE CORPORATION

             (Exact name of registrant as specified in its charter)



TEXAS                                              75-2487218

(State or other jurisdiction                    (IRS Employer
of incorporation or organization)         Identification No.)

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

Yes  ___X___    No  _____

As of November 13, 1998, there were 6,531,311 shares of the registrant's Common Stock, no par value, outstanding.


TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . .   3
Item 1.  Financial Statements. . . . . . . . . . . . . . . .   3
Three Months Ended . . . . . . . . . . . . . . . . . . . . .   4
Nine Months Ended. . . . . . . . . . . . . . . . . . . . . .   4

INVESTING ACTIVITIES . . . . . . . . . . . . . . . . . . . .   6

FINANCING ACTIVITIES . . . . . . . . . . . . . . . . . . . .   6

PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . .  32
Item 1. Legal Proceedings. . . . . . . . . . . . . . . . . .  32
Item 2. Changes in Securities and Use of Proceeds. . . . . .  33
Item 3.  DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . .  34
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  34
Item 5.  OTHER INFORMATION . . . . . . . . . . . . . . . . .  34

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . .  35

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . .  37

EXHIBIT 10.40. . . . . . . . . . . . . . . . . . . . . . . .  38
EXHIBIT 10.41. . . . . . . . . . . . . . . . . . . . . . . .  39
EXHIBIT 10.42. . . . . . . . . . . . . . . . . . . . . . . .  40
EXHIBIT 27.1 . . . . . . . . . . . . . . . . . . . . . . . .  41



                                PART I - FINANCIAL INFORMATION
ITEM  1.  FINANCIAL  STATEMENTS

                       AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS
                                                                               (UNAUDITED)
                                                               DECEMBER 31,    SEPTEMBER  30,
                                                                   1997             1998
                                                              --------------  ----------------
ASSETS
------------------------------------------------------------

Cash and cash equivalents. . . . . . . . . . . . . . . . . .  $     159,293   $     7,804,822
Restricted funds . . . . . . . . . . . . . . . . . . . . . .      6,904,264               153
Finance contracts held for sale, net . . . . . . . . . . . .      1,366,114         5,783,445
Collateral acquired, net . . . . . . . . . . . . . . . . . .        150,908            22,339
Retained interest in securitizations . . . . . . . . . . . .     32,016,649        17,000,966
Debt issuance costs. . . . . . . . . . . . . . . . . . . . .        605,847           828,751
Due from affiliates. . . . . . . . . . . . . . . . . . . . .        176,963           471,722
Property, Plant, and Equipment, net. . . . . . . . . . . . .      1,148,559         1,179,344
Deferred income taxes. . . . . . . . . . . . . . . . . . . .              -            47,754
Other assets . . . . . . . . . . . . . . . . . . . . . . . .        681,851           772,130
Total assets . . . . . . . . . . . . . . . . . . . . . . . .  $  43,210,448   $    33,911,426
                                                              ==============  ================

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------

Liabilities:
Notes Payable. . . . . . . . . . . . . . . . . . . . . . . .  $   9,841,043   $    14,249,233
Revolving Credit Facilities. . . . . . . . . . . . . . . . .      7,639,201                 -
Accounts payable and accrued liabilities . . . . . . . . . .      3,386,685           938,810
Bank overdraft . . . . . . . . . . . . . . . . . . . . . . .      2,936,883         1,799,474
Payable to affiliates. . . . . . . . . . . . . . . . . . . .        554,233                 -
Deferred income taxes. . . . . . . . . . . . . . . . . . . .      3,504,249                 -
Total liabilities. . . . . . . . . . . . . . . . . . . . . .  $  27,862,294   $    16,987,517
                                                              --------------  ----------------

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized;.  $           -   $    10,856,000
1,125,000 shares of 15% Series A cumulative preferred
stock, $10 liquidation preference, issued and outstanding,
at September 30, 1998
Common stock, no par value; 25,000,000 shares authorized,. .          1,000             1,000
6,531,311 shares issued and outstanding at December 31,
1997 and  September 30, 1998
Capital in excess of stated capital. . . . . . . . . . . . .      8,781,669         9,475,207
Due from shareholders. . . . . . . . . . . . . . . . . . . .        (10,592)          (10,592)
Accumulated other comprehensive income . . . . . . . . . . .      1,049,256
Retained earnings (accumulated deficit). . . . . . . . . . .      5,526,821        (2,897,706)
Investment in common stock agreement . . . . . . . . . . . .              -          (500,000)
Total shareholders' equity . . . . . . . . . . . . . . . . .  $  15,348,154   $    16,923,909
                                                              --------------  ----------------

Total liabilities and shareholders' equity . . . . . . . . .  $  43,210,448   $    33,911,426
                                                              ==============  ================


     The accompanying notes are an integral part of the consolidated financial statements.


                                        AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                                                           (UNAUDITED)


                                                      THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,                           SEPTEMBER 30,
                                                             1997                1998               1997               1998
                                                     --------------------  ----------------  -------------------  --------------
Revenues:
Interest income . . . . . . . . . . . . . . . . . .  $         1,313,304   $       468,726   $        3,107,402   $   2,134,508
Gain on sale of finance contracts . . . . . . . . .            4,840,620         3,456,303           13,532,765      10,093,123
Servicing income. . . . . . . . . . . . . . . . . .              225,482           798,368              659,791       2,116,310
Other income (loss) . . . . . . . . . . . . . . . .               (9,554)              -0-              (62,323)        (79,715)
Total revenues. . . . . . . . . . . . . . . . . . .  $         6,369,852   $     4,723,397   $       17,237,635   $  14,264,226
                                                     --------------------  ----------------  -------------------  --------------
Expenses:
Provision for credit losses . . . . . . . . . . . .  $           125,000   $           -0-   $          125,000   $     100,000
Interest expense. . . . . . . . . . . . . . . . . .            1,101,829         1,015,794            2,930,592       3,391,600
Salaries and benefits . . . . . . . . . . . . . . .            2,140,420         2,601,865            5,413,045       7,468,197
General and administrative. . . . . . . . . . . . .            1,722,689         1,523,132            4,481,846       4,398,016
Impairment of retained interest in securitizations.                  -0-         1,637,190              467,926       7,515,015
Other operating expenses. . . . . . . . . . . . . .              483,140         1,044,853            1,265,830       2,573,723
Total expenses. . . . . . . . . . . . . . . . . . .  $         5,573,078   $     7,822,834   $       14,684,239   $  25,446,551
                                                     --------------------  ----------------  -------------------  --------------
Income (loss) before income taxes . . . . . . . . .  $           796,774       ($3,099,437)  $        2,553,396    ($11,182,325)
Provision (benefit) for income taxes. . . . . . . .              284,960    (    1,047,961)             895,685     ( 3,775,923)
                                                     --------------------  ----------------  -------------------  --------------
Net income (loss) . . . . . . . . . . . . . . . . .  $           511,814       ($2,051,476)  $        1,657,711     ($7,406,402)

Weighted average number of common shares basic. . .            6,512,500         6,531,311            6,512,500       6,531,311
Weighted average number of common shares diluted. .            6,543,320         6,531,311            6,538,032       6,531,311
Net income available to common shareholders . . . .  $           511,814       ($2,473,351)  $        1,657,711     ($8,424,527)
                                                     ====================  ================  ===================  ==============
Earnings/(Loss)per common share:
 Basic. . . . . . . . . . . . . . . . . . . . . . .  $              0.08            ($0.38)  $             0.25          ($1.29)
                                                     ====================  ================  ===================  ==============
Diluted . . . . . . . . . . . . . . . . . . . . . .  $              0.08            ($0.38)  $             0.25          ($1.29)
                                                     ====================  ================  ===================  ==============
Other comprehensive income, net of tax:
Unrealized gain(loss)on  retained interest in
securitizations . . . . . . . . . . . . . . . . . .  $           306,342       ($1,416,628)  $        1,265,971     ($1,049,256)
Other comprehensive income (loss) . . . . . . . . .  $           306,342       ($1,416,628)  $        1,265,971     ($1,049,256)
Comprehensive income (loss) . . . . . . . . . . . .  $           818,156       ($3,468,104)  $        2,923,682     ($8,455,658)
                                                     ====================  ================  ===================  ==============



                      The accompanying notes are an integral part of the consolidated financial statements.


                    AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                       (UNAUDITED)


                                                                  NINE MONTHS ENDED
                                                                  SEPTEMBER 30, 1998
                                                                  ------------------
                                                              SHARES           AMOUNT
Preferred stock:
Beginning balance. . . . . . . . . . . . . . . . . . .                   -  $         -
Issuance of preferred stock in public offering . . . .           1,125,000   10,856,000
Ending balance . . . . . . . . . . . . . . . . . . . .           1,125,000   10,856,000

Common stock:
Beginning balance. . . . . . . . . . . . . . . . . . .           6,531,311        1,000
Ending balance . . . . . . . . . . . . . . . . . . . .           6,531,311        1,000

Capital in excess of stated capital
Beginning balance. . . . . . . . . . . . . . . . . . .                        8,781,669
Issuance cost of preferred stock. . . . . . . . . . .                        (1,224,593)
Issuance of common stock warrants. . . . . . . . . . .                        1,918,131
Ending balance . . . . . . . . . .  . . . . . . . . .                         9,475,207


Due from shareholders:
Beginning balance . . . . . . . . . .  . . . . . . . .                          (10,592)
Ending balance . . . . . . . . . .  . . . . . . . . .                           (10,592)

Accumulated other comprehensive income, net of tax:
Beginning balance . . . . . . . . . .  . . . . . . . .                        1,049,256
Realized  loss on retained interest in securitizations                       (1,049,256)
Ending balance . . . . . . . . . .  . . . . . . . . . .                               -

Accumulated Deficit
Beginning balance . . . . . . . . . .  . . . . . . . .                        5,526,821
Dividends . . . . . . . . . .  . . . . . . . . . . . .                       (1,018,125)
Net loss . . . . . . . . . .  . . . . . . . . . . . .                        (7,406,402)
Ending balance . . . . . . . . . .  . . . . . . . . .                        (2,897,706)

Investment in common stock agreement
Beginning balance . . . . . . . . . .  . . . . . . . .                                -
Investment in common stock agreement . . . . . . . . .                         (500,000)
Ending balance . . . . . . . . . .  . . . . . . . . .                          (500,000)

Total shareholders' equity . . . . . . . . . .  . . .                       $16,923,909
                                                                            ============


  The accompanying notes are an integral part of the consolidated financial statements.


                            AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)


                                                                                NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                             1997              1998
                                                                      -------------------  -------------
OPERATING ACTIVITIES:
Net income (loss). . . . . . . . . . . . . . . . . . . . . . . . . .  $        1,657,711    ($7,406,402)
Adjustments to Reconcile Net Income to Net Cash
Amortization of finance contract acquisition discount and insurance.             (58,849)      (126,215)
Amortization of debt issuance costs and discount . . . . . . . . . .             246,058        887,357
Provision for credit losses. . . . . . . . . . . . . . . . . . . . .             125,000        100,000
Depreciation and amortization. . . . . . . . . . . . . . . . . . . .             197,203        350,684
Impairment of trust and interest -only strip receivables . . . . . .             467,926      7,515,015
Gain on sale of finance contracts. . . . . . . . . . . . . . . . . .         (13,532,765)   (10,093,123)
  Changes in Assets and Liabilities
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . .            (370,285)    (3,552,003)
Restricted funds . . . . . . . . . . . . . . . . . . . . . . . . . .          (3,183,334)     6,904,111
Finance contracts held for sale. . . . . . . . . . . . . . . . . . .          12,641,330      5,702,007
Retained interest in securitizations . . . . . . . . . . . . . . . .          (3,514,274)     6,451,412
Due from affiliates. . . . . . . . . . . . . . . . . . . . . . . . .             274,977       (294,759)
Prepaid and other assets . . . . . . . . . . . . . . . . . . . . . .          (5,023,154)      (471,748)
Accounts payable and accrued liabilities . . . . . . . . . . . . . .           1,596,687     (2,447,875)
Payable to affiliates. . . . . . . . . . . . . . . . . . . . . . . .             (75,146)      (554,233)

CASH  (USED) PROVIDED BY OPERATIONS. . . . . . . . . . . . . . . . .         ($8,550,915)  $  2,964,228
                                                                      -------------------  -------------

INVESTING ACTIVITIES
Proceeds from disposal of collateral . . . . . . . . . . . . . . . .            (274,445)       128,569

CASH  (USED) PROVIDED  BY INVESTING ACTIVITIES . . . . . . . . . . .           ($274,445)  $    128,569
                                                                      -------------------  -------------

FINANCING ACTIVITIES
Net proceeds (payments) on revolving credit facilities . . . . . . .           4,240,208     (7,639,201)
Payments for debt issue costs. . . . . . . . . . . . . . . . . . . .                   -     (1,110,261)
Proceeds from notes payable. . . . . . . . . . . . . . . . . . . . .                   -     10,650,000
Payments on notes payable. . . . . . . . . . . . . . . . . . . . . .             105,255     (6,241,810)
Increase(decrease) in bank overdraft . . . . . . . . . . . . . . . .             445,137     (1,137,409)
Proceeds from public offering of preferred stock, net. . . . . . . .                   -      9,631,407
Dividends on preferred stock . . . . . . . . . . . . . . . . . . . .                   -     (1,018,125)
   Proceeds from issuance of common stock warrants . . . . . . . . .              87,000      1,918,131
Payment for common stock aggreement . . . . . . . . . . . . . . . . .                  -       (500,000)

CASH  PROVIDED BY  FINANCING ACTIVITIES. . . . . . . . . . . . . . .  $        4,877,600   $  4,552,732
                                                                      -------------------  -------------
   Increase (decrease) in cash . . . . . . . . . . . . . . . . . . .         ($3,947,760)  $  7,645,529
    Cash and cash equivalents at beginning of period . . . . . . . .           4,121,342        159,293
CASH AND CASH EQUIVALENTS AT END OF PERIOD . . . . . . . . . . . . .  $          173,582   $  7,804,822
                                                                      ===================  =============


          The accompanying notes are an integral part of the consolidated financial statements.

AUTOBOND  ACCEPTANCE  CORPORATION  AND  SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.     Basis  of  Presentation

     The consolidated financial statements of AutoBond Acceptance Corporation ("the Company") included herein are unaudited and have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial reporting and Securities and Exchange Commission (the "SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Results for interim periods are not necessarily indicative of the results for a full year. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1997, as amended (SEC File Number 000-21673). Certain data from the prior year has been reclassified to conform to 1998 presentation.


2.     Earnings  per  Share

     The Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128") which specifies the computation, presentation, and disclosure requirements for earnings per share. Basic earnings per share excludes potential dilution of incremental shares and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company unless such issuance was anti-dilutive.


3.     Finance  Contracts  Held  for  Sale


  The  following  amounts are included in finance contracts held for sale as of:

                                 December 31, 1997    September 30, 1998
                                -------------------  --------------------
                                                         (Unaudited)
Unpaid principal balance . . .  $        1,946,135   $         6,462,015
Contract acquisition discounts            (129,899)             (544,508)
Allowance for credit losses. .            (450,122)             (134,062)
                                $        1,366,114   $         5,783,445
                                ===================  ====================


4.     Retained  Interest  In  Securitizations

     The Company's retained interests in securitizations represent the present value of expected future cash flows to the Company from sales of finance contracts. The amount of these retained interests may be increased by additional sales or the revaluation due to changed valuation assumptions. The amount of these retained interests of finance contracts may decrease due to the Company's receipt of cash flows from their investment. Retained interests in securitizations will also decrease in the case of impairments caused by a revaluation of the future cash flows.

     The Company utilizes a financial model to project the cash flows from a pool of finance contracts. This model projects cash flows for contractual parties including investors, trustees and servicers, as well as the Company's retained interests. As is the case with most financial models, its effectiveness is primarily driven by the performance over time of key financial model assumptions, including: default rates; delinquency rates; prepayment rates; discount rates; initial, ongoing and minimum cash reserve requirements; the interest rate earned on cash reserves; recovery amounts for repossessions; repossession recovery lags; insurance claims recovery amounts, insurance recovery lags; and on-going servicing/trustee fees. Periodically, the Company's financial models and related assumptions have been updated to reflect the subtleties of the actual performance characteristics of the finance contracts. All valuations are conducted on a disaggregated basis. The discount rates applied for retained interests ranged from 15% to 17%. The non-vector equivalent of annualized default rates typically ranged from 10% to 12%. The default rate assumptions are now estimated based on the historical static pool results. Repossession recovery ratios, with deficiency insurance proceeds reflected, typically ranged from 80% to 90%.

     The Company's term securitizations have involved the placement of excess spread backed-notes, sometimes referred to as "B Pieces" with institutional investors. All assumptions used to sized and sell these "B Pieces" were identical to the initial gain-on-sale assumptions the Company applied with respect to retained interests.

     There were two primary causes of the impairment charges to retained interest in securitizations during the nine months ended September 30, 1998. The Company has been engaged in litigation with Progressive Northern Insurance Company ("Progressive") regarding the interpretation of default insurance coverage the Company acquired to enhance recoveries. During the earlier stages of the dispute Progressive continued to pay claims. However, in April 1998 Progressive stopped paying claims. The immediate impact of the loss of cash flow from Progressive was the necessity to draw funds from the applicable trust cash reserves. Specifically, the reserves were reduced by approximately $9.2 million through September 30, 1998. The Company is the ultimate beneficiary of the cash reserves, and such reserves will need to be replenished before cash flows may resume to the other certificate holders and ultimately to the Company. The depletion and expected delay in receiving any ultimate cash flows reduced the value of the retained interests in the second and third quarters. Even though the Company and its legal counsel are optimistic that the Company will prevail in its litigation, at this time, Progressive has not resumed payment of claims. Additional impairment may occur if Progressive continues to not pay claims or if the Company does not prevail in its litigation.

     The second additional factor was the transfer of servicing functions to the Company from a third party service provider, Loan Servicing Enterprise ("LSE"). In March 1998, the Company commenced litigation against LSE, pertaining to breaches of its servicing obligations. As the Company assumed all servicing it accelerated the rate of charge-offs as compared with prior periods. Accelerated charge-offs result in any available cash flow going to the senior investors that otherwise would go to subordinate investors or to the benefit of the Company. In attempting to resolve certain of these issues with Moody's Investors Service ("Moody's"), the agency rating the senior securities, the Company committed to Moody's in May 1998 that it would not release monies to the "B Piece" investors until all charge-offs have taken place. The delay of payments to the subordinated investors causes accretion of the principal amount of their high interest-rate B Pieces and a corresponding impairment of the Company's retained interest. Given the accelerated charge-offs and the Company's decision in May 1998 to commit to Moody's to withhold monies from the B Pieces there was a direct impact on the valuation of the retained interests during the first nine months of 1998. A total of eight securitizations were impacted by this action.

     The following table presents the valuation and impairment of the Company's retained interest in securitizations from December 31, 1997, by quarter:


                                                                                                  Total Impairment through
                       December 31, 1997   March 31, 1998   June 30, 1998   September 30, 1998        September 30, 1998
                       ------------------  ---------------  --------------  --------------------  -------------------------
Valuations of . . . .  $       32,016,649  $    35,643,756  $   33,043,626  $     17,000,966(**)                        N/A
retained interest
in securitizations(*)
Impairment. . . . . .  N/A                 $       288,022  $    5,589,802  $          1,637,191  $               7,515,015
                       ------------------  ---------------  --------------  --------------------  -------------------------

      *Assets  are  continuously  acquired  and  sold  and  therefore  the  retained  interest  in  securitizations  can demonstrate  increases  while  realizing  impairments
     **The  reduction  of  the  Company's  retained  interest  in  securitizations  at  September  30,  1998  versus  the prior  periods  is  primarily  as  a  result  of  increased  monetization  through  the Dynex warehouse facility.


     Retained interests also decreased during the nine months ended September 30, 1998 because of higher cash advance rates from the Dynex Warehouse as described below.

     See Note 8 below for a discussion of further contingencies with respect to the Company's interests in securitizations.


5.     Revolving  Credit  Facilities

     On June 10, 1998, the Company and Dynex Capital, Inc., ("Dynex") entered into an arrangement whereby the Company obtained a commitment from Dynex to purchase all currently warehoused and future automobile finance contract acquisitions through at least May 31, 1999 (the "Warehouse Financing"). The terms of the Warehouse Financing were modified on June 30, October 20, and October 28, 1998. Under the prior terms of the Warehouse Financing, the Company transferred finance contracts to AutoBond Master Funding Corporations V ("Master Funding V"), a qualified unconsolidated special purpose subsidiary, and Dynex provided warehouse credit facilities in the amount equal to 104% of the unpaid principal balance of the finance contracts (the "Advance Rate"), the proceeds of such facilities are received by the Company. Under the modified terms of the Warehouse Financing, the Advance Rate was reduced from 104% to 88% for an interim period (the "Interim Period") ending on the earlier of (a) December 31, 1998 and (b) the settlement date of a securitization by Dynex of any finance contracts originated by the Company. At the end of the Interim Period, the Advance Rate will revert to 104% and Dynex will advance to the Company an additional amount equal to 16% of the unpaid principal balance of finance contracts financed by Dynex during the Interim Period, less any amounts that otherwise would have been paid as principal on the Notes (as defined below) during such period. Advances under the Warehouse Financing are limited to $25 million per month after June 1998 until the commitment termination date. Under the modified terms of the Warehouse Financing, the commitment terminates on July 31, 1999 (provided that 90 days' prior written notice from Dynex is given), or if such notice is not given, July 31, 2000. At the Company's option the commitment termination date can be extended an additional four months to November 30, 1999 (provided that 90 days' prior written notice from Dynex is given), or if such notice is not given, November 30, 2000. Advances under the Warehouse Financing are evidenced by Class A and Class B Notes (collectively, the "Notes") issued by Master Funding V to Dynex. The Class A Notes are issued in a principal amount equal to 94.0% of the unpaid principal balance of the finance contracts (88.0% for advances funded during the Interim Period) and bear interest at a rate equal to 190 basis points over the corporate bond equivalent yield on the three-year Treasury note on the closing date for each such advance (equal to an average of 7.38% as of September 30, 1998); provided however, that during the Interim Period, the interest rate on the Company's Class A Notes will equal One-Month LIBOR plus 1.50%. The Class B Notes are issued in a principal amount equal to 10.0% of the unpaid principal balance of the finance contracts (0.0% for advances funded during the Interim Period) and bear interest at a rate equal to 16% per annum. The Company retains a subordinated interest in the pooled finance contracts. Transfers of finance contracts to the special purpose entities have been recognized as sales under SFAS No. 125. At September 30, 1998, advances under the Dynex Warehouse financing totaled $100.2 million.

     At September 30, 1998, the Company had no outstanding balance on a $10.0 million revolving credit facility (the "Sentry Facility") with Sentry Financial Corporation ("Sentry"), which expires on December 31, 2000. The proceeds from borrowings under the Sentry Facility are used to acquire finance contracts, to pay applicable credit default insurance premiums and to make deposits to a reserve account with Sentry. The Company pays a utilization fee of up to 0.21% per month on the average outstanding balance under the Sentry Facility. The Sentry Facility also requires the Company to pay up to 0.62% per quarter on the average unused balance. Interest is payable monthly and accrues at a per annum rate of prime plus 1.75% (10.00% at September 30, 1998). During 1998, the Sentry Facility was amended to allow the Company, at its election, to transfer finance contracts into qualified unconsolidated special purpose subsidiaries. The Sentry Facility contains certain conditions and imposes certain requirements, including, among other things, minimum net worth and cash and cash equivalent balances in the reserve accounts. Under the Sentry Facility, the Company incurred interest expense of $189,985 for the nine months ended September 30, 1998. The Sentry Facility was amended in May 1998 to add additional representations, covenants, a general release of Sentry, the guarantee of William O. Winsauer, and the right of Sentry to refuse future advances at its discretion.

     The Company and its wholly owned subsidiary, AutoBond Funding Corporation II, entered into a $50 million revolving warehouse facility (the "Daiwa Facility") with Daiwa Finance Corporation ("Daiwa") effective as of February 1, 1997. Advances under the Daiwa Facility matured as of March 31, 1998. The proceeds from the borrowings under the Daiwa Facility were used to acquire finance contracts and to make deposits to a reserve account. The Daiwa Facility was collateralized by the finance contracts acquired with the outstanding advances. Interest was payable at the lesser of (x) 30 day LIBOR plus 1.15% or
(y) 11% per annum. The Company paid a non-utilization fee of .25% per annum on the unused amount of the line of credit. Pursuant to the Daiwa Facility, the Company paid a $243,750 commitment fee. The debt issuance cost was amortized as interest expense on a straight line basis through March 1998. The Daiwa Facility contained certain covenants and representations similar to those in the agreements governing the Company's existing securitizations including, among other things, delinquency and repossession triggers. These notes were repaid on July 1, 1998 through the Warehouse Financing with Dynex.

     On December 31, 1997, the Company entered into a warehouse/securitization arrangement with Credit Suisse First Boston Mortgage Capital L.L.C. ("CSFB"), whereby $12.5 million of finance contracts were sold to a qualifying unconsolidated special purpose subsidiary, AutoBond Master Funding Corporation
II. These finance contracts secured variable funding notes, in the initial amount of $11.3 million, which were repaid on June 30, 1998 through the Warehouse Financing with Dynex.

     On March 31, 1998, the Company entered into a warehouse/securitization arrangement with Infinity Investors Limited ("Infinity"), whereby $7.2 million of finance contracts were sold to a qualifying unconsolidated special purpose subsidiary, AutoBond Master Funding Corporation IV. These finance contracts collateralized variable funding notes bearing interest at 10% per annum through May 31, 1998 and thereafter at 17% per annum. In connection with the transaction with Infinity, the Company issued a warrant to purchase up to 100,000 shares of Common Stock, at an exercise price of $8.73 per share. These notes were repaid on June 30, 1998 through the Warehouse Financing with Dynex.

6.     Notes  Payable


          The  following  amounts  are  included  in  notes  payable  as  of:


                                                                    December 31,    September 30,
                                                                        1997            1998
                                                                    -------------  ---------------
                                                                                     (Unaudited)
Non-recourse notes payable, collateralized by Class B Certificates  $   7,783,219  $     4,960,611
Subordinated notes payable . . . . . . . . . . . . . . . . . . . .              -        7,500,000
Convertible notes payable. . . . . . . . . . . . . . . . . . . . .      2,000,000        3,000,000
Other notes payable. . . . . . . . . . . . . . . . . . . . . . . .         57,824           27,969
                                                                    $   9,841,043  $    15,488,580
                                                                    -------------  ---------------

     Pursuant to an agreement (the "Securities Purchase Agreement") entered into on June 30, 1997, the Company issued by private placement $2,000,000 in aggregate principal amount of senior secured convertible notes ("convertible notes"). Interest is payable quarterly at a rate of 18% per annum until maturity on June 30, 2000. The convertible notes, collateralized by the interest-only strip receivables from the Company's first four securitizations, are convertible into shares of common stock of the Company upon the earlier to occur of (x) an event of default on the convertible notes and (y) June 30, 1998, through the close of business on June 30, 2000, subject to prior redemption. The Company paid off the convertible notes in February 1998. Also pursuant to the Securities Purchase Agreement, the Company issued warrants which upon exercise allow the holders to purchase up to 200,000 shares of common stock at $4.225 per share. The warrants are exercisable to the extent the holders thereof purchase up to $10,000,000 of the Company's subordinated asset-backed securities before June 30, 1998. The holders purchased $5,800,000 of subordinated asset-backed securities. The total value assigned to these warrants was approximately $154,000 which is included as an adjustment of the gain (loss) on sale of the related finance contracts.

     In January 1998, the Company privately placed with BankBoston Investments, Inc. ("BankBoston") $7,500,000 in aggregate principal amount of its 15% senior subordinated convertible notes (the "Subordinated Notes"). Interest on the Subordinated Notes is payable quarterly until maturity on February 1, 2001. The Subordinated Notes are convertible at the option of the holder for up to 368,462 shares of common stock of the Company, at a conversion price of $3.30 per share, subject to adjustment under standard anti-dilution provisions. In the event of a change of control transaction, the holder of the Subordinated Notes may require the Company to repurchase the Subordinated Notes at 100% of the principal amount plus accrued interest. The Subordinated Notes are redeemable at the option of the Company on or after July 1, 1999 at redemption prices starting at 105% of the principal amount, with such premium reducing to par on and after November 1, 2000, plus accrued interest. The Subordinated Notes were issued pursuant to an Indenture, dated as of January 30, 1998 (the "Indenture") between the Company and BankBoston, N.A., as agent. The Indenture contains certain restrictive covenants including (i) a consolidated leveraged ratio not to exceed 2 to 1 (excluding non-recourse warehouse debt and securitization debt), (ii) limitations on restricted payments such as dividends (but excluding, so long as no event of default has occurred under the Indenture, dividends or distributions on the preferred stock of the Company), (iii) limitations on sales of assets other than in the ordinary course of business and (iv) certain financial covenants, including a minimum consolidated net worth of $12 million (plus proceeds from equity offerings), a minimum ratio of earnings to interest of 1.5 to 1, and a maximum cumulative repossession ratio of 27%. Events of default under the Indenture include failure to pay, breach of covenants, cross-defaults in excess of $1 million or material breach of representations or covenants under the purchase agreement with BankBoston. The Company capitalized debt issuance costs of $594,678, and recorded a discount of $1,462,837 on the debt representing the value of the warrants issued. The debt issuance cost and discount is being amortized as interest expense on the interest method through February 2001.

     Due principally to the impairment of the Company's interest in securitizations, the Company was in breach, as of September 30, 1998, of the minimum net worth and the minimum ratio of earnings to interest covenants contained in the Indenture. On November 13, 1998, the Company received a one-time waiver of such covenants from BankBoston, N.A.

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



7.  Stockholders'  Equity


Preferred  Stock
     In February 1998, the Company completed the underwritten public offering of 1,125,000 shares of its 15% Series A Cumulative Preferred Stock (the "Preferred Stock"), with a liquidation preference of $10 per share. The price to the public was $10 per share, with net proceeds to the Company of approximately $10,125,000. Such net proceeds have been utilized for working capital purposes, including the funding of finance contracts. Dividends on the Preferred Stock are cumulative and payable quarterly on the last day of March, June, September and December of each year, commencing on June 30, 1998, at the rate of 15% per annum. After three years from the date of issuance, the Company may, at its option, redeem one-sixth of the Preferred Stock each year, in cash at the liquidation price per share (plus accrued and unpaid dividends), or, if in common stock, that number of shares equal to $10 per share of Preferred Stock to be redeemed, divided by 85% of the average closing sale price per share for the common stock for the 5 trading days prior to the redemption date. The Preferred Stock is not redeemable at the option of the holder and has no stated maturity. Preferred Stock dividends of $596,250 and $421,875 were paid on June 30, 1998 and September 30, 1998, respectively.

     If dividends on the Preferred Stock are in arrears for two quarterly dividend periods, holders of the Preferred Stock will have the right to elect three additional directors to serve on the Company's Board until such dividend arrearage is eliminated. In addition, certain changes that could materially affect the holders of Preferred Stock, such as a merger of the Company, cannot be made without the affirmative vote of the holders of two-thirds of the shares of Preferred Stock, voting as a separate class. The Preferred Stock ranks senior to the common stock with respect to the payment of dividends and amounts upon liquidation, dissolution or winding up.


Warrants
     In connection with the issuance of preferred stock, the Company sold to Tejas Securities Group, Inc. ("Tejas"), for $100, a warrant (the "Tejas Warrant") to purchase up to 100,000 shares of the Company's common stock at an exercise price equal to $7.75 per share. The Tejas Warrant is exercisable for a period of four years commencing February 17, 1999. The Tejas Warrant may not be sold, transferred, pledged or hypothecated for a period of one year from February 17, 1998, except to the officers or partners of Tejas and dealers participating in the offering and their respective partners and officers. The Tejas Warrant includes a net exercise provision permitting the holder, upon consent of the Company, to pay the exercise price by cancellation of a number of shares with a fair market value equal to the exercise price of such Tejas Warrant. The value of the warrant was considered additional issuance cost of the preferred stock resulting in no net adjustment to capital in excess of par.

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

     In connection with the issuance of the Company's Subordinated Notes in January 1998, the Company issued to BankBoston a warrant (the "Subordinated Note Warrant"). The Subordinated Note Warrant entities the holder, upon exercise of the Warrant, to purchase from the Company that number of shares of the Company's common stock, up to 368,462, which were available for conversion at the maturity of the Subordinated Notes on February 1, 2001. The Subordinated Note Warrant contains customary anti-dilution provisions, as well as certain demand and "piggyback" registration rights. In addition, if certain major corporate events (such as a change in control or major stock offering) do not occur prior to February 1, 2001, then the holder will have the right to put the Warrant to the Company at the difference between the current market price and the warrant exercise price. The Company has the option to redeem the Subordinated Note Warrant under certain circumstances. The Subordinated Note Warrant expires on January 31, 2005.

     In connection with the placement of the Subordinated Notes and the Subordinated Note Warrant, the Company, William O. Winsauer and John S. Winsauer, as principals (the "Principals") entered into a Shareholders Agreement with BankBoston pursuant to which the Principals granted to BankBoston certain "tag-along rights" in connection with sales of common stock by the Principals.
Also, the Company paid a placement fee of 5% of the principal amount of the Subordinated Notes to Dresner Investment Services, Inc. and issued to the placement agent a warrant (the "Dresner Warrant") to purchase 65,313 shares of common stock of the Company, at an exercise price of $6.30 per share.

     The Company's remaining outstanding warrants are (a) a warrant (expiring January 12, 2000) held by Stephen Bischoff exercisable for 7,500 shares of common stock of the Company at a price of $4.00 per share (the "Bischoff Warrant"), (b) a warrant (expiring August 30, 2002) held by Preston Paine exercisable for 30,000 shares of common stock of the Company at a price of $4.225 per share (the "Paine Warrant"), and (c) a warrant (expiring March 31,
2002) held by Infinity Investors Limited exercisable for 100,000 shares of common stock of the Company at a price of $8.73 per share (the "Infinity Warrant").

Common  Stock  Investment  Agreement
     On May 20, 1998, the Company and Promethean Investment Group, L.L.C. ("Promethean") entered into a common stock investment agreement (the "Investment Agreement") and related registration rights agreement whereby Promethean agreed to purchase from the Company, on the terms and conditions outlined below, up to $20 million (subject to increase up to $25 million at Promethean's option) of the Company's common stock. The Company must deliver a preliminary notice of its intention to require Promethean to purchase its common shares at least ten but not more than thirty days prior to the Company's delivery of its final notice. The Company may only deliver such final notice if (i) the dollar volume-weighted price of its common stock reported on the business day of such final notice is at least $3.25 per share, (ii) at all times during the period beginning on the date of delivery of the preliminary notice and ending on and including the closing date (a) a registration statement covering the resale of no less than 150% of the shares to be sold to Promethean under the Investment Agreement has been declared and remains effective and (b) shares of the Company's common stock are at such time listed on a major national securities exchange, and (iii) the Company has not delivered another final notice to Promethean during the preceding twenty-five business days preceding delivery of such final notice. Following receipt of a final notice, Promethean's purchase obligation will equal the lowest of: (i) the amount indicated in such final notice, (ii) $5,000,000 and (iii) 20% of the aggregate of the daily trading dollar volume on the twenty consecutive business days following delivery of the put notice. Promethean may, in its sole discretion, increase the amount purchasable in the preceding sentence by 125%. Promethean must conclude all required purchases of common shares within twenty-five business days of receipt of the final notice. The purchase price for the Company's shares will be equal to 95% of the lowest daily dollar volume-weighted average price during the six consecutive trading days ending on and including the date of determination. Promethean's obligation to purchase shares under the Investment Agreement shall end either upon the mutual consent of the parties or automatically upon the earliest of the date (a) on which total purchases by Promethean under the Investment Agreement total $20,000,000, (b) which is two years after the effective date of the registration statement relating to the common stock covered by the Investment Agreement, or
(c) which is twenty-seven months from the date of the Investment Agreement. In consideration of Promethean's obligations under the Investment Agreement, the Company paid to Promethean on August 19, 1998, an amount equal to $500,000 in cash which was recorded as an investment in a common stock agreement as a separate component of stockholders' equity.

8.  Commitments  and  Contingencies

     The Company is required to represent and warrant certain matters with respect to the finance contracts sold to the securitization trusts, which generally duplicate the substance of the representations and warranties made by the dealers in connection with the Company's purchase of the finance contracts. In the event of a breach by the Company of any representation or warranty, the Company is obligated to repurchase the finance contracts from the securitization trusts at a price equal to the remaining principal plus accrued interest. The Company repurchased finance contracts totaling $619,520 from a securitization trust during 1997. Of the total amount of these repurchased finance contracts, $190,320 was purchased from one dealer. Although the Company has requested that this dealer repurchase such contracts, the dealer has refused. The Company has commenced litigation against such dealer.

     As a result of the attempt by Progressive Northern Insurance Company ("Progressive") (the provider of credit default insurance for the Company's 1997-B and 1997-C securitizations) to cancel its obligations and its refusal to honor claims after March 1998, the Company has suffered a variety of damages, including impairment of its retained interest in securitizations. The Company is vigorously contesting the legitimacy of Progressive's actions through litigation. Although a favorable outcome cannot be assured, success in the litigation could restore at least some of the value of the Company's interests in such securitizations. Conversely, if the court were to uphold Progressive's position, further impairment of the Company's interests could occur, resulting in an adverse effect on the Company's results of operations.

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

     The Company acquires finance contracts generally from franchised automobile dealers, makes credit decisions using its own underwriting guidelines and credit personnel and performs the servicing and collection function for finance contracts using its own servicing and collections department. The Company also acquires finance contracts from third parties other than dealers, for which the Company re-underwrites and collects such finance contracts in accordance with the Company's standard guidelines. The Company sells portfolios of these retail automobile installment contracts to efficiently utilize limited capital to allow continued growth and to achieve sufficient finance contract volume to allow profitability. The Company markets a single finance contract acquisition program with five pricing tiers to automobile dealers which adheres to consistent underwriting guidelines involving the purchase of primarily late-model used vehicles. The Company has experienced significant growth in its finance contract portfolio since it commenced operations in August 1994.

     The continued acquisition and servicing of sub-prime finance contracts by an independent finance company under current market conditions is a capital and labor intensive enterprise. Capital is needed to fund the acquisition of finance contracts and to effectively securitize them so that additional capital is made available for acquisition activity. While a portion of the Company's capital has been obtained with investment grade ratings at relatively low interest rates, the remainder is difficult to obtain and requires the Company to pay high coupons, fees and other issuance expenses, with a negative impact on earnings. The underwriting and servicing of a growing sub-prime finance contract portfolio requires a higher level of experienced personnel than that required for a portfolio of higher credit-quality consumer loans. Accordingly, the Company's growth in finance contract volume since inception has corresponded with a significant increase in expenses related to building the infrastructure necessary for effective underwriting and servicing. Although the Company's assumption of all servicing functions in late 1997 has increased servicing income, it is uncertain when the Company will begin to realize overall improvements in net income as the growth in acquisition volume continues, especially in view of the high cost of capital.

REVENUES

     The  Company's  primary  sources  of  revenues consist of three components:
interest  income,  gain  on  sale  of  finance  contracts  and servicing income.

     Interest Income. Interest income consists of the sum of two primary components: (i) interest income earned on finance contracts held for sale by the Company and (ii) interest income earned on retained interests in securitizations. Other factors influencing interest income during a given fiscal period include (a) the annual percentage rate of the finance contracts acquired,
(b) the aggregate principal balance of finance contracts acquired and funded through the Company's warehouse and other credit facilities prior to securitization, and (c) the length of time such contracts are funded by the warehouse and other credit facilities.


          Gain  on  Sale  of  Finance  Contracts.

     The Company implemented Statement of Financial Accounting Standards No. 125 "Transfer and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125") as of January 1, 1997. SFAS No. 125 provides new accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. This statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings and requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value. For transfers that result in the recognition of a sale, SFAS No. 125 requires that the newly created assets obtained and liabilities incurred by the transferors as a part of a transfer of financial assets be initially measured at fair value. Interests in the assets that are retained are measured by allocating the previous carrying amount of the assets between the interests sold and interests retained based on their relative fair values at the date of the transfer. The amounts initially assigned to these financial components is a determinant of the gain or loss from a securitization transaction under SFAS No. 125.

     The retained interests in securitizations are carried at estimated fair value with unrealized gains (losses) recorded in stockholders' equity as part of accumulated other comprehensive income. The fair value of the retained interests in securitizations is determined by discounting expected cash flows at a rate based on assumptions that market participants would use for similar financial instruments subject to prepayment, default, collateral value and interest rate risks. The Company's retained interests are subordinated to other trust securities, consequently cash flows are paid by the securitization trustee to the investor security holders until such time as all accrued interest together with principal have been paid in full. Subsequently, all remaining cash flows are paid to the Company.

     An impairment review of the retained interest in securitizations is performed quarterly by calculating the net present value of the expected future cash flows after giving effect to changes in assumptions due to market and economic changes and the performance of the loan pool to date. The discount rate used is an estimated market rate, currently approximately 15%. To the extent that the Company deems the asset to be permanently impaired, the Company transfers the unrealized loss in accumulated other comprehensive income to a realized loss with a charge against earnings. The Company recorded a charge against earnings of $7,515,015 during the nine months ended September 30, 1998 as a result of the impairment review. See also Notes 4 and 8 to interim financial statements regarding the impairment of retained interests. The Company's cost basis in finance contracts sold has varied from approximately 91.91% to 103% of the value of the principal balance of such finance contracts. Generally, the Company has acquired finance contracts from dealers at a greater discount than with finance contracts acquired from third parties. Additionally, costs of sale reduce the total gain recognized. The gain recognized on the sale of finance contracts is affected by various factors, including most significantly, the coupon on the senior investor securities and the age of the finance contracts in the pool, as the excess spread cash flow from a pool of aged, as opposed to new, finance contracts is less. The aging (capture of interest income prior to securitization) necessarily results in less available cash flow from the securitization.

     The gain on sale of finance contracts is affected by the aggregate principal balance of contracts securitized and the gross interest spread on those contracts. The following table illustrates the gross interest spread for each of the Company's securitizations:

                                Finance Contracts(1)                    Senior Investor Certificates
                                --------------------                    ----------------------------
                                Principal    Weighted      Balance
                                  Amount      Average   September 30,                          Gross
Securitization                 Securitized     Rate          1998       Ratings(2)   Rate    Spread(3)
-----------------------------  ------------  ---------  --------------  ----------  -------  ---------
AutoBond Receivables
Trust 1995-A. . . . . . . . .  $ 26,261,009      18.9%  $    6,019,329  Ba1            7.2%      11.7%

Trust 1996-A. . . . . . . . .    16,563,366      19.7%       5,416,372  Ba1            7.2%      12.5%

Trust 1996-B. . . . . . . . .    17,832,885      19.7%       6,671,800  Ba1            7.7%      12.0%

Trust 1996-C. . . . . . . . .    22,296,719      19.7%      10,436,867  Ba1            7.5%      12.2%

Trust 1996-D. . . . . . . . .    25,000,000      19.5%      12,446,374  Ba1            7.4%      12.1%

Trust 1997-A (4). . . . . . .    28,037,167      20.8%      13,862,448  Ba1            7.8%      13.0%

Trust 1997-B. . . . . . . . .    34,725,196      19.9%      22,936,843  B2             7.7%      12.2%

Trust 1997-C. . . . . . . . .    34,430,079      20.0%      24,455,075  B2             7.6%      12.4%
AutoBond Master Funding
Corporation V Trust Dynex (4)   100,310,063      20.0%      90,323,369           -  7.4%(5)      12.6%
Total . . . . . . . . . . . .  $305,456,484             $  192,568,477
                               ============             ==============


1  Data  refers  to  finance  contracts  at  time  of  securitization.
2  Indicates  ratings  by  Moody's  Investors  Service,  Inc  as  of  September  30,  1998.
3  Difference  between  weighted  average rate of finance contracts securitized and senior certificate rate.
4  Includes  $26  million  of  finance  contracts  from  securitizations  previously  retired.
5  Weighted  average  of  senior  investor  coupon  rates

     The gross spread is utilized to pay subordinated investor securities, servicing and trustee fees, to build required cash reserves, and to absorb losses and provide liquidity with respect to delinquencies.

     Servicing Income. The Company earns substantially all of its servicing income on the contracts it services on behalf of securitization trusts. Servicing income consists of: (i) contractual administrative fees received through securitizations, equal to $7.00 per month per contract included in each trust (excluding amounts paid to third-party servicers by the trust); (ii) contractual servicing fees received through securitizations, equal to $8.00 per month per contract included in each trust; and (iii) fees are passed through as excess, not recorded as income which are earned whether or not a securitization has occurred.


FINANCE  CONTRACT  ACQUISITION  ACTIVITY

The following table sets forth information about the Company's finance contract acquisition activity:


                                                         Nine Months Ended
                                                           September 30,
                                                         1997            1998
                                                  ------------------  -----------
Number of finance contracts acquired . . . . . .               9,091        6,723
Principal balance of finance contracts acquired.  $      103,248,512  $76,330,699
Number of active dealerships (1) . . . . . . . .                 839          840
Number of enrolled dealerships . . . . . . . . .               1,804        1,797

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



THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

NET  INCOME

     In the three months ended September 30, 1998, net income (loss) decreased $2,563,290 to ($2,051,476) from $511,814 for the three months ended September 30, 1997. The decrease in net income was primarily attributable to an increase in infrastructure costs to support higher anticipated finance contract acquisition and servicing volumes, impairment charges on retained interest in securitizations, and actual decreases in acquisition volume. The principal balance of finance contracts acquired decreased $11.7 million to $23.6 million for the three months ended September 30, 1998 from $35.3 million for the three months ended September 30, 1997, due to the delay between the expiration of the Daiwa warehouse facility on March 31, 1998 and the implementation of the Dynex Warehouse Financing in June 1998, which had a continuing impact in the third quarter. This delay forced the Company to slow its acquisition of finance contracts in the second quarter. Third quarter acquisitions improved over the second quarter, but nonetheless had not yet returned to earlier levels. Increased hiring of qualified personnel as they became available during the past year added to the growth in salary and benefit expenses for the three months ended September 30, 1998.


Total  Revenues

     Total revenues decreased $1,646,455 to $4,723,397 for the three months ended September 30, 1998 from $6,369,852 for the three months ended September 30, 1997 due to a slow down in the Company's finance contract acquisition and securitization activities. The Company expects contract acquisitions in the fourth quarter 1998 to exceed that for the third quarter.

     Interest Income. Interest income decreased $844,578 to $468,726 for the three months ended September 30, 1998 from $1,313,304 for the three months ended September 30, 1997 due to the decline in and timing of finance contract acquisitions.

     Gain on Sale of Finance Contracts. The Company realized gain on sale totaling $3,456,303 on finance contracts carried at $23.3 million (14.8%) during the three months ended September 30, 1998. Gain on sale amounted to $4,840,620 on finance contracts carried at $29.7 million (16.3%) in the comparable 1997 period.

     Servicing Income. The Company reports servicing income only with respect to finance contracts that are sold. For the three months ended September 30, 1998, servicing income was $798,368, consisting of contractual administrative fees and servicer fees. Servicing income increased from the three months ended September 30, 1997 as a result of the Company's assumption of servicer responsibilities in December 1997. The ratio of annualized servicing income to the average principal balance of finance contracts outstanding increased during the three months ended September 30, 1998. The Company also was subjected to withholding and waiver in servicing income during the three months ended September 30, 1998. The result of such withholding and waiver is the deferral and/or subordination to investors of the Company's ultimate receipt of such fees. See Item 5 of Part II.


Total  Expenses

     Total expenses of the Company increased $2,249,756 to $7,822,834 for the three months ended September 30, 1998 from $5,573,078 for the three months ended September 30, 1997, due primarily to impairment of retained interest in securitizations of $1,637,190 for the three months ended September 30, 1998, as well as increases in salaries and benefits and other expenses.

     Provision for Credit Losses. No provision for credit losses on finance contracts held by the Company was necessary for the three months ended September 30, 1998 compared to $125,000 for the three months ended September 30, 1997.

     Interest Expense. Interest expense fell to $1,015,794 for three months ended September 30, 1998 from $1,101,829 for three months ended September 30, 1997 as a result of a lower average balance of finance contracts being financed.

      Salaries and Benefits. Salaries and benefits increased $461,445 to $2,601,865 for the three months ended September 30, 1998 from $2,140,420 for the three months ended September 30, 1997. This increase was due primarily to an increase in the number of the Company's employees in anticipation of increased contract acquisition volume, and the servicing and collection activities on a growing portfolio of finance contracts. As of December 1, 1997 the Company completed the transfer of certain servicer functions from LSE to in-house personnel and equipment. The number of employees of the Company increased by 17 to 215 employees at September 30, 1998, compared to 198 employees at September 30, 1997. The annualized salary and benefit cost per employee averaged $52,037 during the three months ended September 30, 1998, representing an increase of $6,976 (15.48%) over the prior year period.

     General and Administrative Expenses. General and administrative expenses decreased $199,557 to $1,523,132 for the three months ended September 30, 1998 from $1,722,689 for the three months ended September 30, 1997. Professional services decreased $37,180 to $343,793 during the current period due to decreased legal and accounting costs. The Company expects reduced legal costs for the remainder of 1998 due to decreased capital market activities. Rent increased $150,020 to $206,391 due to costs associated with the Company's home office relocation. Depreciation and amortization increased $9,129 to $116,874 reflecting increased investment in equipment. Marketing commissions paid decreased $269,591 to $96,459 due to lower loan originations. General and administrative expenses consist principally of office, furniture and equipment leases, professional fees, non-employee marketing commissions and office expenses.

     Impairment of Retained Interest in Securitizations. The Company periodically reviews the fair value of the retained interest in securitizations. The Company recorded a charge against earnings for impairment of these assets of $1,637,190 for the three months ended September 30, 1998. No impairment was recorded for the three months ended September 30, 1997. This impairment reflects the revaluation of expected future cash flows to the Company from securitizations. This revaluation was precipitated in part by reductions in cash reserve account balances, the charge-off criteria of delinquencies being no greater than 60 days for the Dynex funding arrangements thereby forcing the Company to take such loans out of the securitization, and generally a more adverse market environment for financial asset valuations. As the Company assumed all servicing functions, it accelerated the rate of charge-offs as compared with previous periods, thereby allocating additional cash collections and reserve account balances to paying down the senior investor securities. The effect of this was to stop payments of interest on subordinated securities issued in the securitizations, thereby causing acceleration in the principal balances of such securities, resulting in reduced residual cash flows to the Company. See Notes 4 and 8 to the Notes to Consolidated Financial Statements.

     Other Operating Expenses. Other operating expenses (consisting principally of servicer fees, credit bureau reports, communications and insurance) increased $561,713 to $1,044,853 for the three months ended September 30, 1998 from $483,140 for the three months ended September 30, 1997. The Company incurred VSI insurance premiums totaling $402,832 for loans placed in warehouse facilities during the period compared to none in the prior year period.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

NET  INCOME

     In the nine months ended September 30, 1998, net income (loss) decreased $9,064,113 to ($7,406,402) from $1,657,711 for the nine months ended September 30, 1997. The decrease in net income was primarily attributable to an actual decrease in acquisition volume, an increase in infrastructure costs to support higher anticipated finance contract acquisition and servicing volumes, and impairment charges on the retained interest in securitizations. The principal balance of finance contracts acquired decreased $26.9 million to $76.3 million for the nine months ended September 30, 1998 from $103.2 million for the nine months ended September 30, 1997, due to the delay between the expiration of the Daiwa warehouse facility in March 1998 and the implementation of the Dynex Warehouse Financing in June 1998. This delay forced the Company to slow down its acquisition of finance contracts in the first nine months of 1998. The Company added qualified personnel as they became available during the past year, and this added to the growth in salary and benefit expenses for the nine months ended September 30, 1998.


Total  Revenues

     Total revenues decreased $2,973,409 to $14,264,226 for the nine months ended September 30, 1998 from $17,237,635 for the nine months ended September 30, 1997 due to a slow down in the Company's finance contract acquisition and securitization activities.

     Interest Income. Interest income decreased $972,894 to $2,134,508 for the nine months ended September 30, 1998 from $3,107,402 for the nine months ended September 30, 1997 due to the decline in and timing of finance contract acquisitions. The Company acquired finance contracts totaling $76.3 million during the nine months ended September 30, 1998 compared to $103.2 million in the comparable 1997 period.

     Gain on Sale of Finance Contracts. The Company realized gain on sale totaling $10,093,123 on finance contracts carried at $66.2 million (15.2%) during the nine months ended September 30, 1998. Gain on sale amounted to $13,532,765 on finance contracts carried at $93.3 million (14.5%) in the comparable 1997 period. Accordingly, gain on sale of finance contracts fell $3,439,642 during the nine months ended September 30, 1998 over the comparable 1997 period.

     Servicing Income. The Company reports servicing income only with respect to finance contracts that are sold. For the nine months ended September 30, 1998, servicing income was $2,116,310, consisting of contractual administrative fees and servicer fees. Servicing income increased by $1,456,519 from the nine months ended September 30, 1997 as a result of the Company's assumption of servicer responsibilities in December 1997. Contractual servicer fees contributed $886,378 to the increase over the past period. The ratio of servicing income to the average principal balance of finance contracts outstanding increased from
 .9% for the nine months ended September 30, 1997 to 2.2% during the nine months ended September 30, 1998. The Company also was subjected to withholding or waiver in servicing income during the nine months ended September 30, 1998. The result of such withholding or waiver is the deferral and/or subordination to the Company's ultimate receipt of such fees.

Total  Expenses

     Total expenses of the Company increased $10,762,312 to $25,446,551 for the nine months ended September 30, 1998 from $14,684,239 for the nine months ended September 30, 1997, due primarily to impairment of the retained interest in securitizations of $7,515,015 for the nine months ended September 30, 1998.

     Provision for Credit Losses. Provision for credit losses on finance contracts held by the Company declined to $100,000 for the nine months ended September 30, 1998 compared to $125,000 for the nine months ended September 30, 1997.

     Interest Expense. Interest expense rose to $3,391,600 for the nine months ended September 30, 1998 from $2,930,592 for nine months ended September 30, 1997.

     Salaries and Benefits. Salaries and benefits increased $2,055,152 to $7,468,197 for the nine months ended September 30, 1998 from $5,413,045 for the nine months ended September 30, 1997. This increase was due primarily to an increase in the number of the Company's employees necessary to handle the increased contract acquisition volume and the collection activities on a growing portfolio of finance contracts. As of December 1, 1997, the Company completed the transfer of certain servicer functions from a third party to in-house personnel and equipment. The number of employees of the Company increased by 17 to 215 employees at September 30, 1998, compared to 198 employees at September 30, 1997.

     General and Administrative Expenses. General and administrative expenses decreased $83,830 to $4,398,016 for the nine months ended September 30, 1998 from $4,481,846 for the nine months ended September 30, 1997. Professional services increased $146,376 to $1,112,099 during the current period due primarily to increased legal costs during the first quarter of 1998. Depreciation and amortization increased $153,481 to $350,684 reflecting increased investment in equipment associated with servicer operations. Rent increased $235,685 to $407,049 due to costs associated with the Company's home office relocation. Marketing commissions paid decreased $731,896 to $415,359 due to lower loan originations. General and administrative expenses consist principally of office, furniture and equipment leases, professional fees, non-employee marketing commissions and office expenses.

     Impairment of retained interest in securitizations. The Company periodically reviews the fair value of the retained interest in securitizations. The Company recorded a charge against earnings for impairment of these assets of $7,515,015 for the nine months ended September 30, 1998, representing an increase of $7,047,089 from $467,926 for the nine months ended September 30, 1997. This impairment reflects the revaluation of expected future cash flows to the Company from securitizations. This revaluation was precipitated, in part, by the loss of cash flow from the refusal of Progressive Northern Insurance Company ("Progressive") to pay default insurance claims after early April 1998, reductions in cash reserve balances, and the charge-off criteria of delinquencies being no greater than 60 days for the Dynex funding arrangement. As the Company assumed all servicing functions, it accelerated the rate of charge-offs as compared with previous periods, thereby allocating additional cash collections and reserve account balances to paying down the senior investor securities. The effect of this was to stop payments of interest on subordinated securities issued in the securitizations, thereby causing higher average principal balances of such securities, resulting in reduced residual cash flows to the Company. The disposition of the Progressive litigation could further affect the valuation of these assets. See Notes 4 and 8 to the Notes to Consolidated Financial Statements.

     Other Operating Expenses. Other operating expenses (consisting principally of servicer fees, credit bureau reports, communications and insurance) increased $1,307,893 to $2,573,723 for the nine months ended September 30, 1998 from $1,265,830 for the nine months ended September 30, 1997. The Company incurred VSI insurance premiums totaling $928,115 for loans placed in warehouse facilities during the period compared to none in the prior year period.

FINANCIAL  CONDITION

     Restricted Cash. Restricted cash decreased $6.9 million to $153 at September 30, 1998 from $6.9 million at December 31, 1997, reflecting the elimination of cash reserve accounts in the new Warehouse Financing with Dynex. In accordance with the Company's previous revolving credit facilities, proceeds advanced by the lender for purchase of finance contracts were held by a trustee until the Company delivered qualifying collateral to release the funds, normally in a matter of days. The Company was also required to maintain a cash reserve with its lenders up to 10% of the proceeds received from the lender for the origination of the finance contracts. Access to these funds was restricted by the lender; however, such funds may be released in part upon the occurrence of certain events including payoffs of finance contracts.

     Finance Contracts Held for Sale, Net. Finance contracts held for sale, net of allowance for credit losses, increased $4.4 million to $5.8 million at September 30, 1998, from $1.4 million at December 31, 1997. The number and principal balance of contracts held for sale are largely dependent upon the timing and size of the Company's securitizations. The Company securitizes finance contracts on a regular basis through the Dynex Warehouse Financing.

     The cash reserve accounts are part of the proceeds that are expected to ultimately be paid to the Company as part of its retained interests in securitization.


DELINQUENCY  EXPERIENCE

The  following  table  reflects  the delinquency experience of the Company's finance contract portfolio including loans sold  and  serviced  by  the  Company:


                                                          December 31, 1997                 September 30, 1998
                                                         -------------------               --------------------
Principal balance of finance contracts outstanding               $      187,098,957                $       192,138,429
Delinquent finance contracts (1):
30-59 days past due. . . . . . . . . . . . . . . .   21,484,450               11.48%   19,752,568                10.28%
60-89 days past due. . . . . . . . . . . . . . . .   10,941,753                5.85%    6,260,872                 3.26%
90 days past due and over. . . . . . . . . . . . .    8,368,493                4.47%    7,314,090                 3.81%
Total. . . . . . . . . . . . . . . . . . . . . . .  $40,794,696               21.80%  $33,327,530                17.35%
                                                    ===========  ===================  ===========  ====================



1  Percentage  based  upon  outstanding  balance.  Delinquency balance outstanding includes finance contracts where the underlying  vehicle  is  repossessed  (but  subject to redemption), the borrower is in bankruptcy, a dealer buy back is expected  or  where  insurance  claims  are  filed  and  pending.


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

     If a loan (including finance contracts sold and serviced) delinquency exists and a default is deemed inevitable or the collateral is in jeopardy, and in no event later than the 90th day of delinquency, the Company's Collections Department will initiate the repossession of the financed vehicle. Bonded, insured outside repossession agencies are used to secure involuntary repossessions. In most jurisdictions, notice to the borrower of the Company's intention to sell the repossessed vehicle is required, whereupon the borrower may exercise certain rights to cure his or her default and redeem the automobile. Following the expiration of the legally required notice period, the repossessed vehicle is sold at a wholesale auto auction (or in limited circumstances, through dealers), usually within 60 days of the repossession. The Company closely monitors the condition of vehicles set for auction, and procures an appraisal under the relevant VSI policy prior to sale. Liquidation proceeds are applied to the borrower's outstanding obligation under the finance contract and insurance claims under the VSI policy and, if applicable, the deficiency balance policy are then filed.

     Because of the Company's limited operating history, its finance contract portfolio of loans (including finance contracts sold and serviced) is somewhat unseasoned. This effect on the delinquency statistics can be observed in the comparison of 1998 versus 1997 delinquency percentages since the portfolio is tangibly more seasoned as of September 30, 1998. Accordingly, delinquency and charge-off rates in the portfolio may not fully reflect the rates that may apply when the average holding period for finance contracts in the portfolio is longer. Increases in the delinquency and/or charge-off rates in the portfolio would adversely affect the Company's ability to obtain credit or sell its receivables.


REPOSSESSION  EXPERIENCE  -  STATIC  POOL  ANALYSIS

     Because the Company's finance contract portfolio of loans (including finance contracts sold and serviced) is continuing to grow rapidly, management does not manage losses on the basis of a percentage of the Company's finance contract portfolio, because percentages can be favorably affected by large balances of recently acquired finance contracts. Management monitors actual dollar levels of delinquencies and charge-offs and analyzes the data on a "static pool" basis.

     The following table provides static pool repossession frequency analysis (in dollars) of the Company's portfolio performance from inception through September 30, 1998. In this table, all finance contracts have been segregated by quarter of acquisition. All repossessions have been segregated by the quarter in which the repossessed contract was originally acquired by the Company.
Cumulative repossessions equals the ratio of repossessions as a percentage of finance contracts acquired for each segregated quarter. Annualized repossessions equals an annual equivalent of the cumulative repossession ratio for each segregated quarter. This table provides information regarding the Company's repossession experience over time. For example, recently acquired finance contracts demonstrate few repossessions because properly underwritten finance contracts to sub-prime consumers generally do not default during the initial months of the contract. After approximately one year to 18 months, frequency of repossessions on an annualized basis appear to reach a plateau. Based on industry statistics and the performance experience of the Company's finance contract portfolio, the Company believes that finance contracts seasoned in excess of approximately 18 months in part will start to demonstrate declining repossession frequency. The Company believes this may be due to the fact that the borrower perceives that he or she has equity in the vehicle. The Company also believes that the finance contracts generally amortize more quickly than the collateral depreciates, and therefore losses and/or repossessions will decline over time.


                                  Repossession Frequency
                                  ----------------------

Year and     Principal Balance of                                 Principal Balance
Quarter of     Repossessions by                                      of Contracts
Acquisition    Quarter Acquired     Cumulative(1)  Annualized(2)       Acquired
-----------  ---------------------  -------------  -------------  ------------------
1994
Q3           $              22,046         21.79%          5.13%  $          101,161
Q4                         624,674         25.63%          6.41%           2,437,674
1995
Q1                       1,846,860         29.27%          7.80%           6,310,421
Q2                       1,788,535         28.89%          8.25%           6,190,596
Q3                       2,137,610         29.53%          9.08%           7,239,813
Q4                       3,992,815         32.76%         10.92%          12,188,863
1996
Q1                       4,982,611         32.23%         11.72%          15,460,823
Q2                       6,286,352         33.94%         13.58%          18,520,410
Q3                       6,791,324         24.17%         10.74%          28,098,899
Q4                       7,030,908         28.77%         14.38%          24,442,500
1997
Q1                       9,429,190         27.04%         15.45%          34,875,869
Q2                       8,541,419         24.19%         16.13%          35,305,817
Q3                       6,223,275         17.97%         14.38%          34,629,616
Q4                       5,196,954         11.78%         11.78%          44,120,029
1998
Q1                       2,135,060          7.17%          9.56%          29,775,406
Q2                         762,811          3.33%          6.66%          22,916,849
Q3                          60,927           .26%          1.04%          23,518,889
-----------  ---------------------  -------------  -------------  ------------------

1  For  each quarter, cumulative repossession frequency equals the principal balance of  repossessions  divided  by  the  principal  balance  of  contracts  acquired.
2  Annualized repossession frequency converts cumulative repossession frequency into an  annual  equivalent  (e.g.,  for  Q4  1997,  principal  balance  of $5,196,954 in repossessions  divided  by  principal  balance of $44,120,029 in contracts acquired, divided by 4 quarters outstanding times four equals an annual repossession frequency of  11.78%).

NET  LOSS  PER  REPOSSESSION

     Upon initiation of the repossession process, it is the Company's intent to complete the liquidation process as quickly as possible. The majority of repossessed vehicles are sold at wholesale auction. The Company is responsible for the costs of repossession, transportation and storage. The Company's net charge-off per repossession equals the unpaid balance less the auction proceeds (net of associated costs) and less proceeds from insurance claims. As fewer of the Company's finance contracts are covered by credit deficiency insurance, the Company expects its net loss per repossession to increase. The following table demonstrates the net charge-off per repossessed automobile for its finance contract portfolio including loans sold and serviced by the Company since inception.


          From  August  1,  1994  (Inception)  to  September  30,  1998:

                                                                                  Loans
                                                                 Loans with      without
                                                                   Default       Default
                                                                  Insurance     Insurance      All Loans
                                                                -------------  ------------  -------------
Number of finance contracts acquired . . . . . . . . . . . . .                                     30,098

Number of vehicles repossessed . . . . . . . . . . . . . . . .         5,251         1,351          6,602

Repossessed units disposed of. . . . . . . . . . . . . . . . .         2,846           649          3,495

Repossessed units awaiting disposition (1) . . . . . . . . . .         2,405           702          3,107
Cumulative gross charge-offs . . . . . . . . . . . . . . . . .  $ 29,107,509   $ 6,875,872   $ 35,983,381
Costs of repossession (3). . . . . . . . . . . . . . . . . . .     1,307,589       308,715      1,616,304
Proceeds from auction, physical damage insurance and refunds .   (16,932,690)   (4,245,608)   (21,178,298)
                                                                -------------  ------------  -------------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 13,482,408   $ 2,938,979   $ 16,421,387
Deficiency insurance settlement received (2) . . . . . . . . .    (8,145,075)            0     (8,145,075)
                                                                -------------  ------------  -------------
Net charge-offs (2). . . . . . . . . . . . . . . . . . . . . .  $  5,337,333   $ 2,938,979   $  8,276,312
                                                                =============  ============  =============
Net charge-offs per unit disposed. . . . . . . . . . . . . . .  $      1,875   $     4,528   $      2,368
Net loss as a percentage of cumulative gross charge-offs . . .         46.32%        42.74%         45.64%
Recoveries as a percentage of cumulative gross charge-offs (3)         81.66%        57.26%         77.00%
--------------------------------------------------------------  -------------  ------------  -------------

1  The  vehicles  may have been sold at auction; however the Company might not have received all insurance proceeds  as  of  September
   30,  1998.
2  Amounts  are  based  on  actual  liquidation  and  repossession proceeds (including insurance proceeds)
received  on  units  for  which  the
   repossession  process  had  been  completed  as  of  September  30,  1998.
3  Not  including  the  costs  of  repossession  which  are  reimbursed  by  the  securitization  trusts.


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

     Cash Flows. Significant cash flows related to the Company's operating activities include the use of cash for purchases of finance contracts, and cash provided by payments on finance contracts and sales of finance contracts. Net cash used in operating activities totaled $1.1 million during the nine months ended September 30, 1998. The Company used $69.2 million to purchase finance contracts and $63.9 million was received from sales of finance contracts, primarily through securitizations during the nine months ended September 30, 1998.

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


      The current cash reserve accounts for the Company's outstanding securitizations follow:

                                            Senior Investor          Cash
                                              Certificate         Reserve at
Securitization                                Amount (1)      September 30,1998
-----------------------------------------  -----------------  ------------------
AutoBond Receivables Trust 1995-A . . . .  $      26,261,009  $          361,160
AutoBond Receivables Trust 1996-A . . . .         16,563,366             324,982
AutoBond Receivables Trust 1996-B . . . .         17,832,885             400,308
AutoBond Receivables Trust 1996-C . . . .         22,296,719             626,212
AutoBond Receivables Trust 1996-D . . . .         25,000,000             746,782
AutoBond Receivables Trust 1997-A . . . .         28,037,167             724,926
AutoBond Receivables Trust 1997-B . . . .         34,725,196                   -
AutoBond Receivables Trust 1997-C . . . .         34,430,079             150,445
AutoBond Master Funding Corporation V (2)         94,291,459                   -

1 Refers only to balances on senior investor certificates upon issuance. 2 No cash reserve account.


See Note 4 to the Notes to the Consolidated Financial Statements for a discussion of the retained interest in securitizations.

     Revolving Credit Facilities. The Company historically obtained a substantial portion of its working capital for the acquisition of finance contracts through revolving credit facilities. Under a warehouse facility, the lender generally advances amounts requested by the borrower on a periodic basis, up to an aggregate maximum credit limit for the facility, for the acquisition and servicing of finance contracts or other similar assets. Until proceeds from a securitization transaction are used to pay down outstanding advances, as principal payments are received on the finance contracts, the principal amount of the advances may be paid down incrementally or reinvested in additional finance contracts on a revolving basis.

     On June 10, 1998, the Company and Dynex Capital. Inc. ("Dynex"), a Virginia corporation listed on the NYSE, entered into a financing arrangement whereby:
(i) the Company obtained non-recourse financing for all currently warehoused and future automobile finance contract acquisitions through at least May 31, 1999 (the "Warehouse Financing"); (ii) the Company sold to Dynex $3 million of the Company's 12% Convertible Senior Notes due 2003 (the "Senior Notes"); and (iii) Dynex Holding, Inc. an affiliate of Dynex ("Dynex Holding") received an option (the "Option"), exercisable for one year, to purchase at a price of $6.00 per share the common stock of the Company held by the three principal stockholders of the Company, representing approximately 85% of the currently outstanding common stock of the Company. The terms on the Warehouse Financing were subsequently modified as summarized below on October 20, 1998.

     Under the prior terms of the Warehouse Financing, Dynex provides warehouse credit facilities to AutoBond Master Funding Corporation V ("Master Funding V"), a wholly owned, special purpose subsidiary of the Company organized under Nevada law, in an amount equal to 104% (the "Advance Rate") of the unpaid principal balance of finance contracts pledged to Dynex. Under the modified terms of the Warehouse Financing, the Advance Rate was reduced from 104% to 88% for an interim period ( the "Interim Period") ending on the earlier of (a) December 31, 1998 and (b) the settlement date of a securitization by Dynex of any finance contracts originated by the Company. At the end of the Interim Period, the Advance Rate will revert to 104% and Dynex will advance to the Company an additional amount equal to 16% of the unpaid principal balance of finance contracts financed by Dynex during the Interim Period, less any amounts that otherwise would have been paid as principal on the funding notes (referred to below) during such period. Advances under the Warehouse Financing are limited to $10 million in the case of the initial advance, $80 million in the case of other advances during the month of June 1998, and thereafter $25 million per month until the commitment termination date. Under the modified terms of the Warehouse Financing, the commitment will terminate on July 31, 1999 (provided that 90 days prior written notice from Dynex is given), or if such notice is not given, July 31, 2000. At the Company's option the commitment termination date can be extended an additional four months to November 30, 1999 (provided that 90 days written notice from Dynex is given), or if such notice is not given, November 30, 2000. Should the Company exercise its option, discussed in the immediately preceding sentence, the expiration of Dynex's Option shall be extended to match the commitment termination date. Advances under the Warehouse Financing will be evidenced by Class A and Class B Notes issued by Master Funding V to Dynex. The Class A Notes are issued in a principal amount equal to 94% of the unpaid principal balance of finance contracts (88% for advances during the Interim Period) and will bear interest at a rate equal to 190 basis points over the corporate bond equivalent yield on the three-year treasury note on the closing date for each such advance (equal to an average of 7.38% as of September 30, 1998), provided however that during the Interim Period, the interest rate on the Company's Class A Notes will equal One-Month LIBOR plus 1.50%. The Class B Notes are issued in a principal amount equal to 10% of the unpaid principal balance of finance contracts (0.0% for advances funded during the Interim Period) and will bear interest at a rate equal to 16% per annum. Dynex also will obtain securitization rights with respect to the warehoused finance contracts.

     The Company's primary source of financing for the acquisition of finance contracts is its Warehouse Financing arrangement with Dynex. The Warehouse
Financing with Dynex funds eligible finance contracts thereby providing the Company with significant liquidity. Since the Warehouse Financing arrangement constitutes a securitization under generally accepted accounting principles, the Warehouse Financing also provides gain on sale treatment for the finance contracts funded. The Company's ability to continue to fund finance contracts under the Warehouse Financing is dependent upon its compliance with the terms thereof, including the maintenance by the Company of certain servicing standards, as well as Dynex's ability to meet its funding commitments under the Warehouse Financing. There can be no assurance that such facility will be extended or that substitute facilities will be available on terms acceptable to the Company. The Company's ability to obtain a successor facility or similar financing will depend on, among other things, the willingness of financial organizations to participate in funding sub-prime finance contracts and the Company's financial condition and results of operations. The Company's growth is dependent upon its ability to obtain sufficient financing under the Warehouse Financing, and any additional or successor facilities, at rates and upon terms acceptable to the Company. The Company will service the warehoused finance contracts for a servicing fee of $15 per month per finance contract. At September 30, 1998, advances under the Dynex Warehouse Financing totaled $100.2 million.

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

On March 31, 1998, the Company entered into a warehouse/securitization arrangement with Infinity Investors Limited ("Infinity"), whereby $7.2 million of finance contracts were sold to a qualifying unconsolidated special purpose subsidiary, AutoBond Master Funding Corporation IV. These finance contracts secured variable funding notes in the initial amount of $6.5 million, increasing up to $10 million. These variable funding notes bore interest at 10% per annum through May 31, 1998 and thereafter at 17% per annum. These notes were repaid through the Dynex Warehouse Financing on June 30, 1998. In connection with the transaction with Infinity, the Company issued a warrant to purchase up to 100,000 shares of common stock, at an exercise price of $8.73 per share.

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

     In January 1998, the Company privately placed with BankBoston Investments, Inc. ("BankBoston") $7,500,000 in aggregate principal amount of its 15% senior subordinated convertible notes (the "Subordinated Notes"). Interest on the Subordinated Notes is payable quarterly until maturity on February 1, 2001. The Subordinated Notes are convertible at the option of the holder for up to 368,462 shares of common stock of the Company, at a conversion price of $3.30 per share, subject to adjustment under standard anti-dilution provisions. In the event of a change of control transaction, the holder of the Subordinated Notes may require the Company to repurchase the Subordinated Notes at 100% of the principal amount plus accrued interest. The Subordinated Notes are redeemable at the option of the Company on or after July 1, 1999 at redemption prices starting at 105% of the principal amount, with such premium reducing to par on and after November 1, 2000, plus accrued interest. The Subordinated Notes were issued pursuant to an Indenture, dated as of January 30, 1998 (the "Indenture") between the Company and BankBoston, N.A., as agent. The Indenture contains certain restrictive covenants including (i) a consolidated leveraged ratio not to exceed 2 to 1 (excluding non-recourse warehouse debt and securitization debt), (ii) limitations on restricted payments such as dividends (excluding, so long as no event of default has occurred under the Indenture, dividends or distributions on the preferred stock of the Company), (iii) limitations on sales of assets other than in the ordinary course of business and
(iv) certain financial covenants, including a minimum consolidated net worth test of $12 million (plus proceeds from equity offerings), a minimum ratio of earnings to interest of 1.5 to 1, and a maximum cumulative repossession ratio of 27%. Events of default under the Indenture include failure to pay, breach of covenants, cross-defaults in excess of $1 million, or material breach of representations or covenants under the purchase agreement with BankBoston. Net proceeds from the sale of the subordinated notes were used to pay short-term liabilities, with the remainder available to provide for the repayment of the Company's 18% Convertible Secured Notes and for working capital.

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

     In the Company's March 1997, August 1997 and October 1997 securitization transactions, the Company sold a pool of finance contracts to a special purpose subsidiary, which then assigned the finance contracts to an indenture trustee. Under the trust indenture, the special purpose subsidiary issued three classes of fixed income investor notes, which were sold to investors, generally at par, with fixed coupons. The subordinated notes represent a senior interest in certain excess spread cash flows from the finance contracts. In addition, the securitization subsidiary retained rights to the remaining excess spread cash flows. The Company also funded cash reserve accounts that provide credit support to the senior class or classes.
 .
     The retained interests entitle the Company to receive the future cash flows from the trust after payment to investors, absorption of losses, if any, that arise from defaults on the transferred finance contracts and payment of the other expenses and obligations of the trust.

     The Company has relied significantly on a strategy of periodically selling finance contracts through asset-backed securitizations. The Company's ability to access the asset-backed securities market is affected by a number of factors, some of which are beyond the Company's control and any of which could cause substantial delays in securitization including, among other things, the requirements for large cash contributions by the Company into securitizations, conditions in the securities markets in general, conditions in the asset-backed securities market and investor demand for sub-prime auto paper. Additionally, gain on sale of finance contracts represents a significant portion of the Company's total revenues and, accordingly, net income. If the Company were unable to sell finance contracts or account for any securitization as a sale transaction in a financial reporting period, the Company would likely incur a significant decline in total revenues and net income or report a loss for such period. Moreover, the Company's ability to monetize excess spread cash flows has been an important factor in providing the Company with substantial liquidity. If the Company were unable to sell its finance contracts and did not have sufficient credit available, either under warehouse credit facilities or from other sources, the Company would have to sell portions of its portfolio directly to whole loan buyers or curtail its finance contract acquisition activities. The continued effectiveness of the current arrangement with Dynex will depend on the ability to securitize or obtain other funding sources for the warehoused portfolio.

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

     If dividends on the Preferred Stock are in arrears for two quarterly dividend periods, holders of the Preferred Stock will have the right to elect three additional directors to serve on the Company's Board until such dividend arrearage is eliminated. In addition, certain changes that could materially affect the holders of Preferred Stock, such as a merger of the Company, cannot be made without the affirmative vote of the holders of two-thirds of the shares of Preferred Stock, voting as a separate class. The Preferred Stock ranks senior to the Common Stock with respect to the payment of dividends and amounts upon liquidation, dissolution or winding up. As of September 30, 1998, Preferred Stock dividends were current.

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

     In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires than an entity recognize all derivatives as either assets or liabilities in its balance sheet and that it measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) is dependent upon the intended use of the derivative and the resulting designation. SFAS No. 133 generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (2) the earnings effect of the hedged forecast transaction. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, although earlier application is encouraged. The Company plans to comply with the provisions of SFAS No. 133 upon its initial use of derivative instruments. As of September 30, 1998, no such instruments were being utilized by the Company.

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

     In March 1998, after Progressive Northern Insurance ("Progressive") purported to cancel the VSI and deficiency balance insurance policies issued in favor of the Company, the Company sued Progressive, its affiliate United
Financial Casualty Co. and their agent in Texas, Technical Risks, Inc. in the district court of Harris County, Texas. The action seeks declaratory relief confirming the Company's interpretation of the policies as well as claims for damages based upon breach of contract, bad faith and fraud. The Company has received the defendants' answers, denying the Company's claims, and discovery is proceeding. Progressive stopped paying claims during the second quarter of 1998. Also in March 1998, the Company commenced an action in Travis County, Texas, against Loan Servicing Enterprise ("LSE"), alleging LSE's contractual breach of its servicing obligations on a continuing basis. LSE has commenced an action against AutoBond in Texas State court seeking recovery from the Company of putative termination fees in connection with termination of LSE as servicer. The Company expects the two actions to be consolidated.

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

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

On  June  10,  1998,  AutoBond  Acceptance Corporation (the "Company") and Dynex
Capital, Inc., ("Dynex"), a Virginia corporation listed on the NYSE, entered into a financing arrangement whereby: (i) the Company obtained non-recourse financing for all currently warehoused and future automobile finance contract acquisitions through at least May 31, 1999 (the "Warehouse Financing"); (ii) the Company sold to Dynex $3 million of the Company's 12% Convertible Senior Notes due 2003 (the "Senior Notes"); and (iii) Dynex Holding, Inc. an affiliate of Dynex ("Dynex Holding") received an option (the "Option"), exercisable for one year, to purchase at a price of $6.00 per share the common stock of the Company held by the three principal stockholders of the Company, representing approximately 85% of the currently outstanding common stock of the Company. The terms of the Warehouse Financing were subsequently modified as summarized below on June 30, 1998, October 20, 1998 and October 28, 1998.

     Under the terms of the Warehouse Financing, Dynex will provide warehouse credit facilities to AutoBond Master Funding Corporation V ("Master Funding V"), a wholly-owned, special purpose subsidiary of the Company organized under Nevada law, in an amount equal to 104% (the "Advance Rate") of the unpaid principal balance of finance contracts pledged to Dynex. Under the modified terms of the Warehouse Financing, the Advance Rate was reduced from 104% to 88% for an interim period (the "Interim Period") ending on the earlier of (a) December 31, 1998 and (b) the settlement date of a securitization by Dynex of any finance contracts originated by the Company. At the end of the Interim Period, the Advance Rate will revert to 104% and Dynex will advance to the Company an additional amount equal to 16% of the unpaid principal balance of finance contracts financed by Dynex during the Interim Period, less any amounts that otherwise would have been paid as principal on the Funding Notes (referred to below) during such period. Advances under the Warehouse Financing are limited to $10 million in the case of the initial advance, $80 million in the case of all other advances during the month of June 1998 and thereafter $25 million per month until the commitment termination date. Under the modified terms the Warehouse Financing commitment will terminate on July 31, 1999, (provided that 90 days' prior written notice from Dynex is given) or if such notice is not given, July 31, 2000. At the Company's option the commitment termination date can be extended an additional four months to November 30, 1999 (provided that 90 days written notice from Dynex is given), or if such notice is not given, November 30, 2000. Should the Company exercise its option discussed in the immediately preceding sentence, the expiration of Dynex's Option shall be extended to match the commitment termination date. Advances under the Warehouse Financing will be evidenced by Class A and Class B Notes issued by Master Funding V to Dynex. The Class A Notes will be issued in a principal amount equal to 94% of the unpaid principal balance of finance contracts (88% during the Interim Period) and will bear interest at a rate equal to 190 basis paints over the corporate bond equivalent yield on the three-year Treasury note on the closing date for each such advance. (equal to an average of 7.38% as of September 30, 1998), provided however that during the Interim Period, the interest rate on the Company's Class A Notes will equal One-Month LIBOR plus 1.50%. The Class B Notes are issued in a principal amount equal to 10% of the unpaid principal balance of finance contracts and bear interest at a fixed rate equal to 16% per annum. Dynex also obtains securitization rights with respect to the warehoused finance contracts. The Company will service the warehoused finance contracts for a servicing fee of $15 per month per finance contract.

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

     William 0. Winsauer, Chief Executive Officer and Chairman of the Board of Directors of the Company (the "Board"), Adrian Katz, Chief Operating Officer, Chief Financial Officer and Vice Chairman of the Board and John S. Winsauer, Secretary and a member or the Board (collectively, the "Shareholders"), entered into a Stock Option Agreement (the "Option Agreement") with Dynex Holding wherein the Shareholders granted to Dynex Holding the Option to purchase all of the shares of the Company's common stock owned by the Shareholders, (approximately 85% of the Company's current outstanding common stock) at a price of $6.00 per share. The Option may be exercised in whole and not in part at anytime up to and including July 31, 1999. If the Company elects to exercise its option to extend the commitment termination date, the expiration date of the Option shall be extended to match the commitment termination date. In the event that Dynex Holding exercises its Option, the exercise price of the Option will be payable in shares of a newly issued series of convertible preferred stock of Dynex ("Dynex Preferred"). The number of Dynex Preferred shares to be issued will be equal to the product of the number of shares of the Company's common stock subject to the Option and $6.00, divided by 115% of the average of the closing prices per share of the common stock of Dynex ("Dynex Common") for the ten consecutive trading days ending immediately prior to the exercise of the Option. Upon exercise of the Option, Dynex Holding will deliver to each of the Shareholders 80% of his pro rata share of the Dynex Preferred shares, with the balance to be held by Dynex Holding subject to certain terms and conditions contained in the Option Agreement and in each Shareholder's employment agreement with Dynex. The Dynex Preferred will pay dividends at 9% per annum and be convertible into shares of Dynex Common at an Initial conversion rate of one to one.


ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     None.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     None.

ITEM  5.  OTHER  INFORMATION

     On June 15, 1998 the Company relocated its corporate headquarters in Austin to 100 Congress Avenue, Suite 600, Austin, Texas 78701.

     In May 1998, Coopers & Lybrand L.L.P. resigned as the Company's independent auditor. On July 15, 1998, the Company appointed Deloitte & Touche L.L.P. as its independent auditors for 1998.

     On May 19, 1998, Moody's announced that the ratings on the senior securities issued in the Company's term securitization were reduced to Bal (B2 for the 1997B and 1997C transactions), expressing concerns including (1) the alleged non-adherence to the transaction documents with regard to charge-off policy and the calculation of delinquency and loss triggers, (2) the Company's procedures for allocating prepaid insurance among the trusts, (3) instances of the Company waiving fees and making cash contributions to the transactions to enhance their performance, and (4) "instances of commingled collections." While the Company was not requested by Moody's to provide legal guidance as to whether or not these factors would as a matter of law "increase the uncertainty" with respect to the transactions, the Company does note the following: (1) with the transfer of servicing from Loan Servicing Enterprise ("LSE") now completed, the Company believes that it is servicing in accordance with the documentation; (2) the transaction documents did not contemplate the allocation of prepaid insurance claims, a phenomenon brought about by the Company's prevailing upon Interstate to speed up the payment of claims for the benefit of the trusts in a manner the Company believes is fair to the trusts; (3) the transaction documents do not prohibit fee waivers and explicitly permit the Company to make voluntary capital contributions to the trusts; and (4) at the insistence of the former servicer, collections have always been directed to omnibus lockboxes in the name of, and under the control of the former servicer and the transaction trustees and, the trustee is holding cash that is to be paid to certificate holders upon reconciliation instructions from LSE.

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


ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

(A)     EXHIBITS

EXHIBIT NO.  DESCRIPTION OF EXHIBIT
-----------  ------------------------------------------------------------------------------------------
3.1 * . . .  Restated Articles of Incorporation of the Company
3.2 * . . .  Amended and restated Bylaws of the Company
4.1 * . . .  Specimen Common Stock Certificate
4.2 **. . .  Specimen Preferred Stock Certificate
10.5 *. . .  Loan Acquisition Sale and Contribution Agreement dated as of May 21, 1996 by and between the Company and AutoBond Funding Corporation II
10.6 *. . .  Second Amended and Restated Secured Revolving Credit Agreement dated as of July 31,
             1995 between Sentry Financial Corporation and the Company
10.7 *. . .  Management Administration and Services Agreement dated as of January 1, 1996 between the Company and AutoBond, Inc.
10.8 *. . .  Employment Agreement dated November 15, 1995 between Adrian Katz and the Company
10.9 *. . .  Employment Agreement effective as of May 1, 1996 between William O. Winsauer and the
             Company
10.10 * . .  Vender's Comprehensive Single Interest Insurance Policy and Endorsements, issued by
             Interstate Fire & Casualty Company
10.11 * . .  Warrant to Purchase Common Stock of the Company dated March 12, 1996
10.12 * . .  Employee Stock Option Plan
10.13 * . .  Dealer Agreement dated November 9, 1994, between the Company and Charlie Thomas
             Ford, Inc.
10.14 * . .  Automobile Loan Sale Agreement, dated as of September 30, 1996, among the Company,
             First Fidelity Acceptance Corp., and Greenwich Capital Financial Products, Inc.
10.15+. . .  Servicing Agreement, dated as of January 29, 1997, between CSC LOGIC/MSA L.P.P., doing business as "Loan Servicing Enterprise" and the Company
10.16+. . .  Credit Agreement, dated as of February 1, 1997, among AutoBond Funding Corporation II, the Company and Daiwa Finance Corporation
10.17+. . .  Security Agreement, dated as of February 1, 1997, by and among AutoBond Funding
             Corporation II, the Company and Norwest Bank Minnesota, National Association
10.18+. . .  Automobile Loan Sale Agreement, dated as of March 19, 1997, by and between Credit
             Suisse First Boston Mortgage Capital L.L.C., a Delaware limited liability company, and the
             Company
10.19x. . .  Automobile Loan Sale Agreement, dated as of March 26, 1997, by and between Credit
             Suisse First Boston Mortgage Capital L.L.C., a Delaware limited liability company, and the
             Company
10.20 **. .  Credit Agreement, dated as of June 30, 1997, by and among AutoBond Master Funding
             Corporation, the Company and Daiwa Finance Corporation
10.21 **. .  Amended and Restated Trust Indenture, dated as of June 30, 1997, among AutoBond
             Master Funding Corporation, AutoBond Acceptance Corporation and Norwest Bank
             Minnesota, National Association.
10.22 **. .  Securities Purchase Agreement, dated as of June 30, 1997, by and among the Company,
             Lion Capital Partners, L.P. and Infinity Emerging Opportunities Limited.
10.23 xx. .  Credit Agreement, dated as of December 31, 1997, by and among AutoBond Master
             Funding Corporation II, the Company and Credit Suisse First Boston Mortgage Capital
             L.L.C.
10.24 xx. .  Trust Indenture, dated as of December 31, 1997, among AutoBond Master Funding
             Corporation II, the Company and Manufacturers and Traders Trust Company
10.25 xx. .  Receivables Purchase Agreement, dated as of December 31, 1997, between Credit Suisse
             First Boston Mortgage Capital L.L.C. and the Company
10.26 xx. .  Servicing Agreement, dated as of December 31, 1997, among the Company, AutoBond
             Master Funding Corporation II and Manufacturers and Traders Trust Company
10.27 xx. .  Indenture and Note, dated January 30, 1998, between the Company and Bank Boston, N.A.
10.28 xx. .  Warrant, dated January 30, 1998, issued to BankBoston Investments, Inc.
10.29 xx. .  Purchase Agreement, dated January 30, 1998, between the Company and BankBoston
             Investments, Inc.
10.30 ++. .  Warrant, dated February 2, 1998, issued to Dresner Investments Services, Inc.
10.31 ++. .  Warrant Agreement and Warrant, dated February 20, 1998, issued to Tejas Securities
             Group, Inc.
10.32 ++. .  Consulting and Employment Agreement, dated as of January 1, 1998 between Manuel A.
             Gonzalez and the Company
10.33 ++. .  Severance Agreement, dated as of February 1, 1998 between Manuel A. Gonzalez and the
             Company
10.34xxx. .  1998 Stock Option Plan
10.35xxx. .  Third Amendment to the Secured Revolving Credit Agreement dated May 5, 1998 between
             Sentry Financial Corporation and the Company
10.36xxx. .  Warrant, dated March 31, 1998, issued to Infinity Investors Limited
10.37***. .  Credit Agreement, dated as of June 9, 1998, by and among AutoBond Master Funding
             Corporation V, the Company, and Dynex Capital, Inc.
10.38***. .  Servicing Agreement, dated as of June 9, 1998, by and among AutoBond Master Funding
             Corporation V, the Company, and Dynex Capital, Inc.
10.39***. .  Trust Indenture, dated as of June 9, 1998, by and among AutoBond Master Funding
             Corporation V, the Company and Dynex Capital, Inc.
10.40 . . .  Letter Agreement, dated June 30, 1998 by and between the Company and Dynex Capital,
             Inc.
10.41 . . .  Letter Agreement dated October 20, 1998 by and between the Company and Dynex Capital,
             Inc.
10.42 . . .  Letter Agreement dated October 28, 1998 by and between the Company, Dynex Holding,
             Inc., and Dynex Capital, Inc.
21.1 ** . .  Subsidiaries of the Company
21.2 xx . .  Additional Subsidiaries of the Company
27.1. . . .  Financial Data Schedule

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



(A)     REPORTS  OF  FORM  8-K

     On July 15, 1998, the Company filed a report on Form 8-K addressing the engagement of Deloitte & Touch LLP as its independent auditors. No other reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998.

  SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 13, 1998.


AUTOBOND ACCEPTANCE CORPORATION


BY:   /S/ WILLIAM O. WINSAUER
--------------------------------------------

WILLIAM O. WINSAUER, CHAIRMAN OF THE BOARD
AND CHIEF EXECUTIVE OFFICER


BY:    /S/ ADRIAN KATZ
--------------------------------------------

ADRIAN KATZ, VICE CHAIRMAN OF THE BOARD,
CHIEF OPERATING OFFICER AND
CHIEF FINANCIAL OFFICER