Form 10-K
period 1998-12-31
AUTOBOND ACCEPTANCE CORP
filed 1999-04-15
CIK 1014747

                              WASHINGTON, DC 20549
                                    FORM 10-K
(Mark  One)
[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE SECURITIES
      EXCHANGE  ACT  OF  1934

For  the  fiscal  year  ended  December  31,  1998
                                       OR
[   ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
       EXCHANGE  ACT  OF  1934

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



       Registrant's telephone number, including area code: (512) 435-7000
           Securities registered pursuant to Section 12(b) of the Act:


Title of class                            Name of each exchange on which registered
----------------------------------------  -----------------------------------------
COMMON STOCK, NO PAR VALUE PER SHARE      AMERICAN STOCK EXCHANGE

15% SERIES A CUMULATIVE PREFERRED STOCK,
NO PAR VALUE PER SHARE                    AMERICAN STOCK EXCHANGE


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements  for  the  past  90  days.  Yes  ___X___    No  _____


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [x]

                                    -- i --

     The aggregate market value of the voting stock held by non-affiliates of the registrant on March 29, 1999 (based on the closing price on such date as reported on the American Stock Exchange) was $1,841,396.1
                                                    ------------
FOOTNOTE: 1 Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers, directors and five percent, shareholders of the registrant, without conceding that all such persons are "affiliates" of the registrant for purposes of the Federal securities laws.


     As  of  March  31,  1999,  there  were 6,531,311 shares of the registrant's
Common Stock, no par value, and 1,125,000 of the registrant's 15% Series A Cumulative Preferred Stock, no par value, outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the registrant's definitive Proxy Statement with respect to the registrant's 1999 Annual Meeting of Shareholders, to be filed not later that 120 days after the close of the registrant's fiscal year.

                                    -- ii --



TABLE OF CONTENTS
PART I                                                                                   1
Item 1.     Business                                                                     1
Item 2.     Properties                                                                  17
Item 3.     Legal Proceedings                                                           18
Item 4.     Submission Of Matters To A Vote Of Security Holders                         20
PART II                                                                                 21
Item 5.     Market For Registrants' Common Equity And Related Stockholder Matters       21
Item 6.     Selected Financial Data                                                     22
Item 7.     Management's Discussion And Analysis Of Financial Condition And Results Of
            Operations                                                                  23
item 7a    Quantitative and qualitative disclosures about market risk                   41
Item 8.     Financial Statements And Supplementary Data                                 41
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosure                                                                  42
PART III                                                                                43
Item 10.     Directors And Executive Officers Of The Registrant                         43
Item 11.     Executive Compensation                                                     43
Item 12.     Security Ownership of Certain Beneficial Owners and Management             43
Item 13.     Certain Relationships And Related Transactions                             43
PART IV                                                                                 44
Item 14.    Exhibits, Financial Statement Schedule and Reports on Form 8-K              44
SIGNATURES                                                                              48

                                   -- iii --

                                     ------
                                     PART I
                                     ------



ITEM  1.     BUSINESS


GENERAL


     AutoBond Acceptance Corporation (the "Company") is a specialty consumer finance company engaged in underwriting, acquiring, servicing and selling or securitizing retail installment contracts ("finance contracts") originated by franchised automobile dealers in connection with the sale of used and, to a lesser extent, new vehicles to selected consumers with limited access to traditional sources of credit ("sub-prime consumers"). Sub-prime consumers generally are borrowers unable to qualify for traditional financing due to one or more of the following reasons: negative credit history (which may include late payments, charge-offs, bankruptcies, repossessions or unpaid judgments); insufficient credit; employment or residence histories; or high debt-to-income or payment-to-income ratios (which may indicate payment or economic risk).

     The Company acquires finance contracts generally from franchised automobile dealers, makes credit decisions using its own underwriting guidelines and credit personnel and performs the collection function for finance contracts using its own collections department. The Company also acquires finance contracts from third parties other than dealers for which the Company reunderwrites and collects such finance contracts in accordance with the Company's standard guidelines. The Company sells or securitizes portfolios of these retail automobile installment contracts to efficiently utilize limited capital to allow continued growth and to achieve sufficient finance contract volume to allow profitability. The Company markets a single finance contract acquisition program with five pricing tiers to automobile dealers which adheres to consistent underwriting guidelines involving the purchase of primarily late-model used vehicles. This has enabled the Company to securitize those contracts into investment grade securities with similar terms from one issue to another providing consistency to investors. For the period of inception through December 31, 1998, the Company acquired 33,604 finance contracts with an aggregate current outstanding principal balance of $221 million. Since inception, the Company has completed 8 securitizations pursuant to which it privately placed $205 million in finance contract-backed securities. The Company has also placed $170 million in finance contract-backed securities with Dynex Capital, Inc. ("Dynex") through January 29, 1999.


RECENT  DEVELOPMENTS

     Included  in  this  report  is  the  report  of  Deloitte  &  Touche  LLP
("Deloitte"), the Company's independent accountants, with respect to their examination of the Company's financial statements for the year ended December 31, 1998. As stated in Deloitte's report:
     The accompanying consolidated financial statements for the year ended December 31, 1998 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the termination of the Company's primary source of funding for its acquisition of finance contracts, the ability of a lender to accelerate a debt obligation, the possibility of certain trustees removing the company as servicer on certain transactions, and litigation brought against the company by a preferred stock holder raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
On March 31, 1999, when the Company filed its notification of late filing of this report as well as an earnings release, the Company had not received the opinion of Deloitte. Prior to the issuance of Deloitte's opinion the Company received notice of the preferred shareholder lawsuit discussed below.

     Since June 1998, the Company's primary source of funding finance contracts has been Dynex. Shortly after execution of the parties' various agreements, and from time to time thereafter, Dynex requested that the Company agree to renegotiate the terms of the transaction, including the reduction of the
                                    -- 1 --
advance rate on funded loans from 105% to 104% of the principal balance of the loan, and then again down to 88% (with the 16% difference to be paid to the Company by December 31, 1998). The Company accommodated Dynex on these requests, but rejected others, including the request by Dynex on October 12, 1998 that the Company lend $6 million to Dynex. On December 7, 1998, the President of Dynex threatened that Dynex would assign its funding obligations to an insolvent affiliate that would then file for bankruptcy. On December 14, 1998, the President of Dynex presented this threat to the Company in writing, along with two other "alternatives": (a) no acquisition of the Company, but funding to continue through February 28, 1999, only upon certain conditions, including the ability of Dynex to obtain financing and a reduction in the advance rate; or (b) the acquisition of the Company, but with a material reduction from the $6 per share previously agreed pursuant to an existing stock option agreement (the "Stock Option") offered by Dynex Holding, Inc. ("Dynex Holding"), an affiliate of Dynex, for the Company's common stock, along with numerous other unacceptable conditions. The Company's management rejected these "alternatives", since none of them could be justified to its shareholders, and management believed that Dynex would ultimately choose to honor its contractual commitments. Despite Dynex' apparent liquidity pressures, the Company believed, that given Dynex' reported shareholders' equity, Dynex would have the ability to sell assets or take other necessary actions to generate the requisite liquidity. To be safe, the Company's management did request Dynex to allow the Company to seek alternative funding sources, but Dynex refused this request.

     In addition to Dynex' requests to renegotiate the terms of its strategic alliance with the Company, throughout the latter part of 1998, Dynex was habitually slow in honoring funding requests. On December 31, 1998, Dynex, claiming inadequate cash resources, defaulted on its obligation to pay $6,573,107.44 to the Company for the funding accommodations mentioned above. The full amount was not received until February 2, 1999. The January funding requests were filled by Dynex either after the contractually required time period or not at all. No February funding requests were honored. On December 31, 1998, the Company was informed by Dynex that it had determined to have its affiliate Dynex Holding exercise its option to acquire the Company and in connection therewith would visit the Company during January 1999 in order to perform final due diligence. The ensuing two-week due diligence review was extensive and comprehensive, included a review of loan files and servicing records, and was completed on January 21, 1999. On January 26, 1999, Dynex Holding, an affiliate of Dynex and holder of the Stock Option, filed a Notification and Report Form under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (the "Hart-Scott filing"). The Hart-Scott filing contained a description of the Stock Option and included an affidavit wherein the President of Dynex swore to the Federal Trade Commission that "[Dynex Holding] intends, in good faith, to make the acquisition referred to in the attached notice." Concurrently, the President of Dynex sent a letter to the Company stating that "[Dynex Holding] intends to acquire 5,474,500 shares of Common Stock of AutoBond which will represent all securities of AutoBond owned by [Dynex Holding] subsequent to the acquisition." While apparently misleading the Company and the government by its Hart-Scott filing, Dynex requested and received a waiver, for potential violations, from Daiwa Finance Corporation ("Daiwa") on its credit facility supporting the Company's loans, prior to informing the Company of any breaches by the Company. Dynex apparently knew enough to request a waiver from Daiwa, and yet at no time informed the Company during this time of any problems.

     It was not until the first week of February 1999 that Dynex' management notified the Company that Dynex was refusing to make additional fundings of finance contracts, based upon the purported findings of its consultants with respect to the Company's breach of representations regarding loan origination standards. However, a refusal to fund by Dynex is not the prescribed remedy for such breaches; rather, a repurchase provision applies, allowing a 30-day grace period for cure. The Company's management pleaded with Dynex throughout this week for the information necessary to analyze this assertion, but Dynex refused to provide any substantive information. Over the weekend of February 5 through 7, representatives of Dynex and the Company met at the Company's offices to review the finance contracts against the origination criteria. The Company determined that Dynex' January due diligence utilized a flawed "grid", reflecting criteria inconsistent with the Company's written guidelines previously provided to Dynex. After reaching apparent agreement on the correct criteria, the Dynex team changed its mind on underwriting the following day, insisting on grading the loans against criteria that differed materially from the criteria that had been previously agreed-upon and employed by the Company in accordance with its written guidelines. It should be noted that actual credit performance of the loans in question is such that (a) Dynex' overcollateralization has increased through the application of available cash flow and (b) there have been no defaults in the amounts owed to Dynex under the Credit Agreement.

                                    -- 2 --

     At this juncture, it became clear to the Company that Dynex was not really interested in objectively appraising the Company's performance, but in concocting reasons for refusing to fund. The Company believes that Dynex fully utilized its funding line with Daiwa, and had no funding line for its future funding commitments. Through March 1, 1999, Dynex had breached commitments totaling at least $30 million owed to the Company. On March 3, 1999, Dynex announced its intent to pay dividends on its preferred stock, thereby further hindering and delaying the payments owed to the Company and possibly other Dynex creditors. Having attempted to cripple the Company (through termination of funding as well as litigation) and in order to pay off its line with Daiwa, Dynex apparently believes it would be easier to securitize or finance the approximately $140 million in outstanding paper by removing the Company as servicer for those finance contracts. Accordingly, on February 22, 1999, Dynex purported to terminate the Company as servicer based on a false allegation of a servicing termination event. On March 1, 1999, Dynex' attempt to obtain a temporary restraining order to force the relinquishment of servicing by the Company was defeated by a federal district court in New York. See "Legal Proceedings".

     Since early February 1999, the Company's management has been attempting to procure alternative sources of funding and other strategic alternatives, in order to mitigate the situation with Dynex. The Company is currently in discussions with several investment bankers and direct sources regarding such alternatives which may include joint ventures, or changes in control of the Company. While management hopes that an alternative opportunity will be consummated, the Company has suspended acquisitions and dispositions of finance contracts until alternative funding sources are obtained, however, there can be no assurance that such funding will be obtained. As a consequence, the Company expects to report a loss for the first quarter of 1999 and will not pay the quarterly dividend on its preferred stock otherwise payable on March 31, 1999. Unless financing or other strategic alternatives are found the Company may not continue its business of originating loans and would take steps to reduce its personnel and operating expenses associated with such activities. Also, parties to the Company's various securitization transactions could request that the Company surrender servicing, although management does not believe such parties have the right to terminate servicing under the respective agreements. See "Funding/Securitization of Finance Contracts, Securitization Program". The Company expects to continue its servicing operations. Management believes the Company has sufficient liquidity to meet its obligations and continue its servicing activities for a reasonable period of time.

     In February 1997 the Company discovered certain breaches of representations and warranties by certain dealers with respect to finance contracts sold into a securitization. The Company honored its obligations to the securitization trust and repurchased finance contracts totaling $619,520 from that trust during the three months ended March 31, 1997. Of the total amount of these finance contracts, $190,320 were purchased from one dealer. Although the Company requested that this dealer repurchase such contracts, the dealer refused. After such dealer's refusal to repurchase, the Company commenced an action in the 157th Judicial District Court for Harris County, Texas against Charlie Thomas
Ford, Inc. to compel such repurchase. In February 1999, the Company reached a favorable settlement agreement with the defendants. The Company has received funds related to such settlement sufficient to reimburse it for the repurchased finance contracts.

     On March 31, 1999, a suit naming the Company and William O. Winsauer, Adrian Katz and John S. Winsauer (in their capacities as controlling shareholders of the Company) as defendants was filed in the federal district court for the Western District of Texas by a holder of the Company's 15% Series A Cumulative Preferred Stock. See "Legal Proceedings."


GROWTH  AND  BUSINESS  STRATEGY

     The Company's growth strategy anticipates the acquisition of an increasing number of finance contracts contingent upon finding financing for such transactions The key elements of this strategy include: (i) increasing the number of finance contracts acquired per automobile dealer; (ii) expanding the Company's presence within existing markets; (iii) penetrating new markets that meet the Company's economic, demographic and business criteria and (iv) securitizing or otherwise monetizing portfolios of acquired finance contracts.

                                    -- 3 --

     To foster its growth and increase profitability, the Company will continue to pursue a business strategy based on the following principles:

     Targeted Market and Product Focus-The Company has targeted the sub-prime auto finance market because it believes that sub-prime finance presents greater opportunities than does prime lending. This greater opportunity stems from a number of factors, including the relative newness of sub-prime auto finance, the range of finance contracts that various sub-prime auto finance companies provide, the relative lack of competition compared to traditional automotive financing and the potential returns sustainable from large interest rate spreads. The Company focuses on late model used rather than new vehicles, as management believes the risk of loss is lower on used vehicles due to lower depreciation rates, while interest rates are typically higher than on new vehicles. For the period from inception through December 31, 1998, new vehicles and used vehicles represented 7.1 % and 92.9%, respectively, of the finance contract portfolio. In addition, the Company concentrates on acquiring finance contracts from dealerships franchised by major automobile manufacturers because they typically offer higher quality vehicles, are better capitalized, and have better service facilities than used car dealers.
     Efficient Funding Strategies-Through warehouse facilities and a periodic securitization program, the Company increases its liquidity, redeploys its capital and reduces its exposure to interest rate fluctuations. The strategy of the Company's funding and securitization program has been to provide more proceeds than the Company's acquisition costs, resulting in positive revenue cash flow and lower overall costs of funding, and permitting loan volume to increase with limited additional equity capital.

     Uniform Underwriting Criteria-To manage the risk of delinquency or defaults associated with sub-prime consumers, the Company has utilized since inception underwriting criteria which are uniformly applied in evaluating credit applications. This evaluation process is conducted on a centralized basis utilizing experienced personnel. These uniform underwriting criteria create consistency in the securitization portfolios of finance contracts that make them more easily analyzed by the rating agencies and more marketable and permit static pool analysis of loan defaults to optimally structure securitizations. See "Management's Discussion and Analysis-Repossession Experience-Static Pool Analysis".

     Centralized Operating Structure-While the Company establishes and maintains relationships with dealers through sales representatives located in the geographic markets served by the Company, all of the Company's day-to-day operations are centralized at the Company's offices in Austin, Texas. This centralized structure allows the Company to closely monitor its marketing, funding, underwriting and collections operations and eliminates the expenses associated with full-service branch or regional offices.

     Experienced Management Team-The Company actively recruits and retains experienced personnel at the executive, supervisory and managerial levels. The senior operating management of the Company consists of seasoned automobile finance professionals with substantial experience in underwriting, collecting and financing automobile finance contracts.

     Intensive Collection Management-The Company believes that intensive collection efforts are essential to ensure the performance of sub-prime finance contracts and to mitigate losses. The Company's collections managers contact delinquent accounts frequently, working cooperatively with customers to get full or partial payments, but will initiate repossession of financed vehicles no later than the 90th day of delinquency. As of December 31, 1998, a total of$28.6 million or 13.56%, of the Company's active finance contract portfolio were between 30 and 89 days past due and $ 5.2 million, or approximately 2.47%, of the Company's active finance contracts outstanding were 90 days past due or greater. The aforementioned percentages and amounts include finance contracts in the Company's portfolio where the Company has discontinued collection efforts, such as where the underlying vehicle has been repossessed, the borrower is in bankruptcy, the dealer is to buy back the loan, or an insurance claim has been filed, but a final loss has not been recorded. From inception through December 31, 1998, the Company repossessed 7,966 (approximately 23.9%) of its financed vehicles, and the Company had
                                    -- 4 --
completed the disposal and recovery process of 4,457 vehicles, resulting in an average loss per repossession of approximately $ 2,682 per vehicle. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Net Loss Per Repossession".

     Limited Loss Exposure-To reduce its potential losses on defaulted finance contracts, the Company historically has insured each finance contract it funds against damage to the financed vehicle through a vendor's comprehensive single interest physical damage insurance policy (a "VSI Policy"). In addition, in connection with certain of the Company's warehouse financing and securitizations through December 31, 1997, the Company purchased credit default insurance through a deficiency balance endorsement ("Credit Endorsement") to the related VSI Policy. The Credit Endorsement reimburses the Company for the difference between the unpaid contract finance balance and the net proceeds received in connection with the sale of the repossessed vehicle. Moreover, the Company limits loan-to-value ratios and applies a purchase price discount to the finance contracts it acquires. The Company's combination of underwriting criteria, intensive collection efforts and the VSI Policy and Credit Endorsement has resulted in net charge-offs (after receipt of liquidation and insurance proceeds) of 21.91% (excluding repossession costs) of the principal balance outstanding on disposed repossessed vehicles for which the liquidation process has been completed as of December 31, 1998. For its 1997-B and 1997-C securitizations, the Company purchased credit default insurance from Progressive Northern Insurance Company. See "Legal Proceedings", "Insurance" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Net Loss per Repossession".

     As discussed, the Company's business strategy depends on its ability to increase the rate of revenue growth more rapidly than the rate of expenses, which would involve a reversal of an adverse trend experienced through much of 1997 and 1998. Thus, continued growth in revenues is important for the Company to succeed in its business strategy. Unless a comprehensive solution to the liquidity problems caused by the Dynex situation is reached, the future viability of the Company's business of originating loans is threatened. The Company expects to continue its servicing operations for the foreseeable future.


BORROWER  CHARACTERISTICS

     Borrowers under finance contracts in the Company's finance contract portfolio are generally sub-prime consumers. Sub-prime consumers are purchasers of financed vehicles with limited access to traditional sources of credit and are generally individuals with weak or no credit histories.

CONTRACT  PROFILE

     From inception to December 31, 1998, the Company acquired 33,371 finance contracts with an aggregate initial principal balance of $ 389 million. Of the finance contracts acquired, approximately 7.1% have related to the sale of new automobiles and approximately 92.9% have related to the sale of used automobiles. The average age of used finance vehicles was approximately two years at the time of sale. The finance contracts had, upon acquisition, an average initial principal balance of $11,556; a weighted average APR of 19.87%; and a weighted average contractual maturity of 53.5 months. As of December 31, 1998, the finance contracts in the finance contract portfolio had a weighted average remaining maturity of 43 months.


DEALER  NETWORK

     General Description. The Company acquires finance contracts originated by automobile dealers in connection with the sale of late-model used and, to a lesser extent, new cars to sub-prime borrowers. Accordingly, the Company's business development strategy depends on enrolling and promoting active participation by automobile dealers in the Company's financing program. Dealers are selected on the basis of geographic location, financial strength, experience and integrity of management, stability of ownership, quality of used car inventory, participation in sub-prime financing programs, and the anticipated quality and quantity of finance contracts which they originate. The Company principally targets dealers operating
                                    -- 5 --
under franchises from major automobile manufacturers, rather than independent used car dealers. The Company believes that franchised dealers are generally more stable and offer higher quality vehicles than independent dealers. This is due, in part, to careful initial screening and ongoing monitoring by the automobile manufacturers and to the level of financial commitment necessary to secure and maintain a franchise. As of December 31, 1998, the Company was licensed or qualified to do business in 40 states. Over the near term, the Company intends to focus its proposed geographic expansion on states in the Midwest and Mid-Atlantic regions.

     Location of Dealers. Approximately 34 % of the Company's dealer network consists of dealers located in Texas, where the Company has operated since 1994.


DEALER  SOLICITATION

     Marketing Representatives. As of December 31, 1998, the Company utilized 41 marketing representatives, 40 of whom were individuals employed by the Company and one of whom were marketing organizations serving as independent representatives. These representatives have an average of ten years' experience in the automobile financing industry. The marketing representatives reside in the region for which they are responsible. Marketing representatives are compensated on the basis of a salary plus commissions based on the number of finance contracts purchased by the Company in their respective areas. The
Company maintains an exclusive relationship with the independent marketing representatives and compensates such representatives on a commission basis. All marketing representatives undergo training and orientation at the Company's Austin headquarters.

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

     The role of the marketing representatives is generally limited to marketing the Company's financing program and maintaining relationships with the Company's dealer network. The marketing representatives do not negotiate, enter into or modify dealer agreements on behalf of the Company, do not participate in credit evaluation or loan funding decisions and do not handle funds belonging to the Company or its dealers. The Company intends to develop notable finance contract volume in each state in which it initiates coverage. The Company has elected not to establish full service branch offices, believing that the expense and administrative burden of such offices are generally unjustified. The Company has concluded that the ability to closely monitor the critical functions of finance contract approval and contract administration and collection are best performed and controlled on a centralized basis from its Austin facility.
                                    -- 6 --

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


FINANCING  PROGRAM

     Unlike certain competitors who offer numerous marketing programs that the Company believes serve to confuse dealers and borrowers, the Company markets a single financing contract acquisition program with five pricing tiers to its dealers. The Company believes that by focusing on a single program, it realizes consistency in achieving its contract acquisition criteria, which aids the funding and securitization process. The finance contracts purchased by the Company must meet several criteria, including that each contract: (i) meets the Company's underwriting guidelines; (ii) is secured by a new or late-model used vehicle of a type on the Company's approved list; (iii) was originated in a jurisdiction in the United States in which the Company was licensed or qualified to do business, as appropriate; (iv) provides for level monthly payments (collectively, the "Scheduled Payments") that fully amortize the amount financed over the finance contract's original contractual term; (v) has an original contractual term from 24 to 60 months; (vi) provides for finance charges at an APR of at least 14%; (vii) provides a verifiable down payment of 10% or more of the cash selling price; and (viii) is not past due or does not finance a vehicle which is in repossession at the time the finance contract is presented to Company for acquisition. Although the Company has in the past acquired a substantial number of finance contracts for which principal and interest are calculated according to the "Rule of 78s," the Company's present policy is to acquire primarily finance contracts calculated using the simple interest method.

     The amount financed with respect to a finance contract will generally equal the aggregate amount advanced toward the purchase price of the financed vehicle, which equals the net selling price of the vehicle (cash selling price less down payment and trade-in), plus the cost of permitted automotive accessories (e.g., air conditioning, standard transmission, etc.), taxes, title and license fees, credit life, accident and health insurance policies, service and warranty contracts and other items customarily included in retail automobile installment contracts and related costs. Thus, the amount financed may be greater than the Manufacturer's Suggested Retail Price ("MSRP") for new vehicles or the market value quoted for used vehicles. Down payments must be in cash, real value of traded-in vehicles, or rebates. Dealer-assisted or deferred down payments are not permitted.

     The Company's current purchase criteria limit acceptable finance contracts to a maximum of the (a) net selling price of 112% of wholesale book value (or dealer invoice for new vehicles) or (b) amount financed of 120% of retail book value in the case of a used vehicle, or 120% of MSRP in the case of a new vehicle.

     The credit characteristics of an application approved by the Company for acquisition generally consist of the following: (i) stability of applicant's employment, (ii) stability of applicant's residence history, (iii) sufficient borrower income, (iv) credit history, and (v) amount of down payment.

     All of the Company's finance contracts are prepayable at any time. Finance contracts acquired by the Company must prohibit the sale or transfer of the financed vehicle without the Company's prior consent and provide for acceleration of the maturity of the finance contract in the absence of such consent. For an approved finance contract, the Company will agree to acquire such finance contract from the originating dealer at a non-refundable contract acquisition discount of approximately 0% to 10% of the amount financed.
                                    -- 7 --

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

     For the year ended December 31, 1998, 129,461 credit applications were submitted to the Company. Of these 129,461 applications, approximately 36.3% were approved and 8%, or 10,176 contracts, were acquired by the Company. The difference between the number of applications approved and the number of finance contracts acquired is attributable to a common industry practice in which dealers often submit credit applications to more than one finance company and select on the basis of the most favorable terms offered. The prospective customer may also decide not to purchase the vehicle notwithstanding approval of the credit application.

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

     Credit Evaluation. In evaluating the applicant's creditworthiness the credit underwriter reviews each application in accordance with the Company's guidelines and procedures, which take into account, among other things, the individual's stability of residence, employment history, credit history, ability to pay, income, discretionary income and debt ratio. In addition, the credit underwriter evaluates the applicant's credit bureau report in order to determine if the applicant's (i) credit quality is deteriorating, (ii) credit history suggests a high probability of default or (iii) credit experience is too limited for the Company to assess the probability of performance. The Company also assesses the value and useful life of the automobile that will serve as collateral under the finance contract. Moreover, the credit underwriters consider the suitability of a proposed loan under its financing program in light of the (a) proposed contract term and (b) conformity of the proposed collateral coverage to the Company's underwriting guidelines.

     Verification of certain applicant-provided information is required before the Company funds the contract. Such verification typically requires submission of supporting documentation, such as a paycheck stub or other substantiation of income, or a telephone bill evidencing a current address.

     The Company's underwriting standards are applied uniformly by experienced credit underwriters with a personal analysis of each application, utilizing experienced judgment. These standards have been developed and refined by the Company's senior credit and collections management who, on average, possess more than 20 years of experience in the automobile finance industry. The Company believes that having its credit underwriters personally review and communicate to the submitting dealership the decision with respect to each application, including the reasons why a particular application may have been declined, enhances the Company's relationship with such dealers. This practice encourages F&I managers to submit contracts meeting the Company's underwriting standards, thereby increasing the Company's operating efficiency by eliminating the need to process applications unlikely to be approved.

     The Company's Credit Department personnel undergo ongoing internal training programs are attended by such personnel depending on their responsibilities. All of these personnel are located in the Company's offices in Austin where they are under the supervision of the Vice President-Credit. The Vice President-Credit has of more than 20 years of experience in the automobile finance business. In addition, the Company reviews all repossessions to identify factors that might require refinements in the Company's credit evaluation procedures.

                                    -- 8 --

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


CONTRACT  SERVICING  AND  COLLECTION

     Contract servicing includes contract administration and collection. Because the Company believes that an active collection program is essential to success in the sub-prime automobile financing market, the Company retains responsibility for finance contract servicing and collection. Prior to December 1997, the Company engaged CSC Logic/MSA L.L.P. (a Texas limited liability partnership doing business as "Loan Servicing Enterprise" ("LSE")) to provide contract administration for its warehouse arrangements and securitizations.

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

     The Company has invested in equipment and training for a predictive dialer system. This system will allow for more effective and efficient collection efforts. Employees have been trained to manage the benefits allowing fewer collection representatives to handle a higher volume of calls. The Company believes that it has already, and will continue to see improvements in delinquencies as a direct result of the predictive dialer system.

     As of December 31, 1998, the Company employed 227 people full-time, including 63 collection specialists and other support personnel, in the Collections Department. Each employee is devoted exclusively to collection functions. The Collections Department is managed by the Vice President - Collections, who possesses 30 years experience in the automotive and finance industry. The Company hires additional collection specialists in advance of need to ensure adequate staffing and training.

     Accounts reaching five days past due are assigned to collectors who have specific responsibility for those accounts. These collectors contact the customer frequently, both by phone and in writing. Accounts that reach 60 days past due are assigned to senior collectors who handle those accounts until resolved. To facilitate collections from borrowers, the Company has increased its utilization of Western Union's "Quick Collect," which allows borrowers to pay from remote locations, with a confirmation printed at the Company's office

     Payment extensions may be granted if, in the opinion of the collection department, such extension is warranted. An extension fee is generally paid by the customer prior to the extension. Generally, there can be only one extension during the first 18 months of a finance contract and two for the term of the contract. Payment due dates can be modified during the term of the contract to facilitate current payment by the customer.

     Repossessions and Recoveries. If a delinquency exists and a default is deemed inevitable or the collateral is in jeopardy, and in no event later than the 90th day of delinquency (as required by the applicable VSI Policy), the Company's Collections Department will initiate the repossession of the financed vehicle. Bonded, insured outside repossession agencies are used to secure involuntary repossessions. In most jurisdictions, the Company is required to give notice to the borrower of the Company's intention to sell the repossessed vehicle, whereupon the borrower may exercise certain rights to cure his or her default or redeem the automobile. Following the expiration of the legally required notice period, the repossessed vehicle is sold at a wholesale auto auction (or in limited circumstances, through dealers), usually within 60 days of the repossession. The Company closely monitors the condition of vehicles set for auction, and procures an appraisal under the applicable VSI Policy prior to sale. Liquidation proceeds are applied to the borrower's outstanding obligation under the finance contract and loss deficiency claims under the VSI Policy and, if applicable, any deficiency balance policy are then filed. See "-Insurance".


INSURANCE

     Each finance contract requires the borrower to obtain comprehensive and collision insurance with respect to the related financed vehicle with the Company named as a loss payee. The Company relies on representation from the selling dealer and independently verifies that a borrower in fact has such insurance in effect when it purchases contracts. Each finance contract acquired by the Company prior to December 31, 1996 is covered by the Interstate VSI
Policy, including the Credit Endorsement. The Interstate VSI Policy has been issued to the Company by Interstate Fire & Casualty Company ("Interstate"). Interstate is an indirect wholly-owned subsidiary of Fireman's Fund Insurance Company. Certain finance contracts acquired by the Company after December 31, 1996 are covered by either the Interstate VSI Policy, including the Credit Endorsement, another VSI Policy (which does not include a Credit Endorsement), or the VSI Policy and deficiency balance endorsement (the "Progressive Policy") issued by Progressive Northern Insurance Company ("Progressive").

                                    -- 9 --

     Physical Damage and Loss Coverage. The Company initially relies on the requirement, set forth in its underwriting criteria, that each borrower obtain adequate levels of physical damage loss coverage on the respective financed vehicle prior to funding. The Company tracks the physical damage insurance of borrowers and notifies borrowers in the event of a lapse in coverage or inadequate documentation. Moreover, the VSI Policies insure against: (i) all risk of physical loss or damage from any external cause to financed vehicles which the Company holds as collateral; (ii) any direct loss which the Company may sustain by unintentionally failing to record or file the instrument evidencing each contract with the proper public officer or public office, or by failing to cause the proper public officer or public office to show the Company's encumbrance thereon, if such instrument is a certificate of title;
(iii) any direct loss sustained during the term of the applicable VSI Policy, by reason of the inability of the Company to locate the borrower or the related financed vehicle, or by reason of confiscation of the financed vehicle by a public officer or public office; and (iv) all risk of physical loss or damage from any external cause to a repossessed financed vehicle for a period of 60 days while such financed vehicle is (subject to certain exceptions) held by or being repossessed by the Company.

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

     All claim settlements for physical damage and loss coverage under the Interstate Policy are subject to a $500 deductible per loss ($250 for the Progressive Policy). There is no aggregate limitation or other form of cap on the number of claims under the VSI Policy. Coverage on a financed vehicle is for the term of the related contract and is noncancellable. Each VSI Policy requires that, prior to filing a claim, a reasonable attempt be made to repossess the financed vehicle and, in the case of claims on skip losses, every professional effort be made to locate the financed vehicle or the related borrower.

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

     The Progressive Policy contains a Deficiency Balance Endorsement (the "DBE"), pursuant to which Progressive will insure the Company's interest in the Financed Vehicles against direct loss incurred due to the Company's inability to recover one hundred percent (100%) of the balance due under an instrument representing a finance contract. Under the DBE, Progressive will cover such impairment of the Company's interest in the financed vehicle, measured as the Net Payoff Amount, reduced by (a) claim settlements from other insurance policies, (b) claim settlements due under other coverage provisions of the
                                    -- 10 --

VSI Policy or its other endorsements, and (c) monies recoverable under any other recourse or repurchase agreement or through any dealer hold-back, or any other source. The maximum liability under the DBE is Five Thousand Dollars ($5,000) for any financed contract. Claims payments may not exceed, on a monthly basis, 88% of the premiums paid, however, any unpaid claims in a given month are carried over for payment in succeeding months. Progressive stopped paying claims under the Progressive Policy in April 1998. See "Legal Proceedings".


MANAGEMENT  INFORMATION  SYSTEMS

     Management believes that a high level of real-time information flow and analysis is essential to manage the Company's informational and reporting needs and to enhance the Company's competitive position. Throughout 1998, the Company handled in-house major servicing and reporting functions which had been out-sourced in the past, relying heavily on its significant investment in in-house technology. This has allowed the Company to realize significant savings in servicing fees, as well as to provide improved service and responsiveness to its customers and investors.

     The Company had, in 1998, and will continue to have certain expenses associated with maintaining and supporting its in-house technology. While these expenses increased from 1997 to 1998 due to the increased in-house technology needs, the Company does not anticipate a significant increase in this area for 1999.

     The Company has, in 1998, continued its investment expanding its in-house technology capabilities, and such investments are expected to continue, albeit at a reduced rate as the major technology contributions have already been realized. The Company has invested in equipment and training for a predictive dialer system. This system will allow for more effective and efficient collection efforts. Employees have been trained to manage the benefits allowing fewer collections representatives to handle a higher volume of calls. The Company believes that it has already, and will continue to see improvements in delinquencies as a direct result of the predictive dialer system.

     Management feels that the technology the Company has in place is sufficient to handle its current and future needs, and feels that only a modest additional investment in extending and enhancing its capabilities are needed to solidify it in-house technology needs.

     In addition, management feels that neither the Company nor its customers or investors should expect any significant adverse impact relating to the 'Year 2000' bug. This is based on a number of considerations, such as in-house testing; the fact that the recently designed in-house technology was written to cater to the year 2000 bug; and the fact that many key year 2000 issues have already past (e.g., loan maturity dates). Management thus feels that the Company is 'Year 2000 Compliant'. See "Management's Discussion and Analysis, Year 2000 Compliance".

                                    -- 11 --

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

     The Company and its wholly owned subsidiary, AutoBond Funding Corporation II, entered into a $50 million revolving warehouse facility (the "Daiwa Facility") with Daiwa Finance Corporation ("Daiwa") effective as of February 1, 1997. Advances under the Daiwa Facility matured as of March 31, 1998. The proceeds from the borrowings under the Daiwa Facility were used to acquire finance contracts and to make deposits to a reserve account. Interest was payable at the lesser of (x) 30 day LIBOR plus 1.15% or (y) 11% per annum. The Company paid a non-utilization fee of .25% per annum on the unused amount of the line of credit. These notes were repaid on July 1, 1998 through the Funding Agreement with Dynex.

     On December 31, 1997, the Company entered into a warehouse/securitization arrangement with Credit Suisse First Boston Mortgage Capital L.L.C. ("CSFB"), whereby $12.5 million of finance contracts were sold to a qualifying unconsolidated special purpose subsidiary, AutoBond Master Funding Corporation
II. These finance contracts secured variable funding notes, in the initial amount of $11.3 million, which were repaid on June 30, 1998 through the Funding Agreement with Dynex.

     On March 31, 1998, the Company entered into a warehouse/securitization arrangement with Infinity Investors Limited ("Infinity"), whereby $7.2 million of finance contracts were sold to a qualifying unconsolidated special purpose subsidiary, AutoBond Master Funding Corporation IV. These finance contracts collateralized variable funding notes bearing interest at 10% per annum through May 31, 1998 and thereafter at 17% per annum. In connection with the transaction with Infinity, the Company issued a warrant to purchase up to 100,000 shares of Common Stock, at an exercise price of $8.73 per share. These notes were repaid on June 30, 1998 through the Funding Agreement with Dynex.

     On June 9, 1998, the Company and Dynex entered into an arrangement whereby the Company obtained a commitment from Dynex to purchase all currently warehoused and future automobile finance contract acquisitions through at least May 31, 1999 (the "Credit Agreement") The terms of the Credit Agreement were modified on June 30, October 20, and October 28, 1998. Under the prior terms of the Credit Agreement, the Company transferred finance contracts to AutoBond Master Funding Corporations V ("Master Funding V"), a qualified unconsolidated special purpose subsidiary, and Dynex provided warehouse credit facilities in the amount equal to 104% of the unpaid principal balance of the finance contracts (the "Advance Rate"), with the proceeds of such fundings received by the Company. Under the modified terms of the Credit Agreement, the Advance Rate was reduced from 104% to 88% for an interim period (the "Interim Period") ending on the earlier of (a) December 31, 1998 and (b) the settlement date of a securitization by Dynex of any finance contracts originated by the Company. At the end of the Interim Period, the Advance Rate reverted to 104% and Dynex agreed to advance the Company an additional amount equal to 16% of the unpaid principal balance of finance contracts financed by Dynex during the Interim Period, less any amounts that otherwise would have been paid as principal on the Notes (as defined below) during such period. Advances under the Credit
Agreement are limited to $25 million per month after June 1998 until the commitment termination date. Under the modified terms of the Funding Agreement, the commitment terminates on July 31, 1999 (provided that 90 days' prior written notice from Dynex is given), or if such notice is not given, July 31, 2000. At the Company's option the commitment termination date can be extended an additional four months to November 30, 1999 (provided that 90 days' prior written notice from Dynex is given), or if such notice is not given, November 30, 2000. Advances under the Credit Agreement are evidenced by Class A and Class B Notes (collectively, the "Notes") issued by Master Funding V to Dynex. The Class A Notes are issued in a principal amount equal to 94.0% of the unpaid principal balance of the finance contracts (88.0% for advances funded during the Interim Period) and bear interest at a rate equal to 190 basis points over the corporate bond equivalent yield on the three-year Treasury note on the closing date for each such advance (equal to an average of 7.02% as of December 31, 1998); provided however, that during the Interim Period, the interest rate on the Company's Class A
                                    -- 12 --

Notes equaled one-month LIBOR plus 1.50%. The Class B Notes are issued in a principal amount equal to 10.0% of the unpaid principal balance of the finance contracts (0.0% for advances funded during the Interim Period) and bear interest at a rate equal to 16% per annum. The Company retains a subordinated interest in the pooled finance contracts. Transfers of finance contracts to Master Funding V have been recognized as sales under SFAS No. 125. At December 31, 1998, advances under the Dynex Credit Agreement totaled $155 million. During the first week of February, 1999, Dynex' management informed the Company that Dynex was refusing to make additional fundings of finance contracts. See "Recent Developments" and "Legal Proceedings".

     At December 31, 1998, the Company had no outstanding balance on a $10.0 million revolving credit facility (the "Sentry Facility") with Sentry Financial Corporation ("Sentry"), which expires on December 31, 2000. The proceeds from borrowings under the Sentry Facility are used to acquire finance contracts, to pay applicable credit default insurance premiums and to make deposits to a reserve account with Sentry. The Company pays a utilization fee of up to 0.21% per month on the average outstanding balance under the Sentry Facility. The Sentry Facility also requires the Company to pay up to 0.62% per quarter on the average unused balance. Interest is payable monthly and accrues at a per annum rate of prime plus 1.75%. The Sentry Facility contains certain conditions and imposes certain requirements, including, among other things, minimum net worth and cash and cash equivalent balances in the reserve accounts. The Sentry Facility was amended in May 1998 to add additional representations, covenants, a general release of Sentry, the guarantee of William O. Winsauer, and the right of Sentry to refuse future advances at its sole discretion. Management has no current plans to request an advance under the Sentry Facility.

     The Company's ability to obtain warehouse facilities or similar financing will depend on, among other things, the willingness of financial organizations to participate in funding subprime finance contracts and the Company's financial condition and results of operations. The Company's growth is dependent upon its ability to obtain sufficient financing under warehouse credit facilities, at rates and upon terms acceptable to the Company. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources".

     Securitization Program. The periodic securitization of finance contracts has been an integral part of the Company's business. Securitizations enable the Company to monetize its assets and redeploy its capital resources and warehouse credit facilities for the purchase of additional finance contracts. To date, the Company has completed 8 securitizations and the sales to Dynex involving approximately $360 million in aggregate principal amount of finance contracts.

     In its securitization transactions through December 31, 1996, the Company sold pools of finance contracts to a special purpose subsidiary, which then assigned the finance contracts to a trust in exchange for cash and certain retained beneficial interests in the trust. The trust issued two classes of fixed income investor certificates: Class A Certificates which were sold to investors, generally at par with a fixed coupon, and subordinated excess spread certificates (representing a senior interest in excess spread cash flows from the finance contracts) which were retained by the Company's securitization subsidiary and which collateralize borrowings on a non-recourse basis. The Company also funded a cash reserve account that provides credit support to the Class A Certificates. The Company's securitization subsidiaries also retained an interest in the trust that is subordinate to the interest of the investor certificate holders. The retained interests entitle the Company to receive the future excess spread cash flows from the trust after payment to investors, absorption of losses, if any, that arise from defaults on the transferred finance contracts and payment of the other expenses and obligations of the trust. In accounting for its securitization transactions after December 31, 1996 the Company followed the provisions of SFAS 125. In these securitizations the Company sold pools of finance contracts to a special purpose subsidiary, which then issued notes under a trust indenture secured by such finance contracts. The special purpose corporations may issue multiple classes of secured notes, including subordinated excess spread notes. The Company also funded a cash reserve account that provides credit support to the senior notes. The Company's securitization subsidiaries also have retained an interest in the finance contracts that is subordinate to the interest of the note holders. The retained interests entitle the Company to receive the future excess spread cash flows from the trust estate after payment to investors, absorption of losses, if any, that arise from defaults on the transferred finance contracts and payment of the other expenses and obligations of the trust estate.

                                    -- 13 --

     Securitization transactions impact the Company's liquidity in two primary ways. First, the application of proceeds toward payment of the outstanding advances on warehouse credit facilities makes additional borrowing available, to the extent of such proceeds, under those facilities for the acquisition of additional finance contracts. Second, additional working capital is obtained through the Company's practice of borrowing, through the issuance of non-recourse debt, against the value of the senior interest in the retained excess spread. If the structure of the securitizations was changed, it could impact the Company's ability to generate liquidity. See "Recent Developments".

     Upon each securitization, the Company recognizes the sale of finance contracts and records a non-cash gain or loss in an amount which takes into account the amounts expected to be received as a result of its retained interests. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Revenues - Gain on Sale of Finance Contracts." At December 31, 1998, the Company held retained interest in securitizations of $13,873,351, a portion of which had been pledged to secure non-recourse notes payable of $3,185,050.

     If the Company were unable to securitize and/or sell its contracts in a financial reporting period, the Company would incur a significant decline in total revenues and net income or report a loss for such period. If the Company were unable to securitize its contracts and did not have sufficient credit available, either under its warehouse credit facilities or from other sources, the Company would have to sell portions of its portfolio directly to investors or curtail its finance contract acquisition activities. See "Recent Developments" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

     The securitization trust agreements and the servicing agreement contain certain events of administrator termination, the occurrence of which entitles the trustee to terminate the Company's right to act as collection agent and administrator. Events of administrator termination typically include: (i) defaults in payment obligations under the trust agreements; (ii) unremedied defaults in the performance of certain terms or covenants under the trust agreements, the servicing agreements or related documents; (iii) the institution of certain bankruptcy or liquidation proceedings against the Company; (iv) material breaches by the Company of representations and warranties made by it under the servicing agreements and the sale agreements pursuant to which it has sold the securitized finance contracts; (v) the occurrence of a trigger event whereby the ratio of delinquent finance contracts to total securitized finance contracts for each transaction exceeds the percentage set forth in the servicing agreements; or (vi) any of the rating agencies rating the securitization transactions determines that the Company's serving as collection agent under the related servicing agreement would prevent such agency from maintaining the required ratings on such transactions, or would result in such transactions being placed on negative review suspension or downgrade.

     The trust agreements contain amortization events, the occurrence of any of which may affect the Company's rights to receive payments in respect of the future excess spread cash flows otherwise payable to it until principal and interest payments due the holders of all investor certificates are paid in full. Such amortization events include:

     (i) defaults in certain payments or repurchase obligations under the trust agreements; (ii) unremedied defaults in the performance of any covenants or terms of the trust agreements by a securitization subsidiary; (iii) the occurrence of certain bankruptcy or insolvency events of a securitization subsidiary; (iv) unremedied material breaches of representations or warranties of a securitization subsidiary; (v) occurrence of an event of administrator termination; (vi) failure of a securitization subsidiary to transfer certain required amounts of unpaid principal balance of finance contracts to each securitization trust or to retain the resulting shortfall in the collection accounts; (vii) failure of any transfer under the trust agreements to create, or failure of any investor certificates to evidence, a valid and perfected first priority undivided ownership or

                                    -- 14 --
security interest in the pool of securitized finance contracts and related collateral; (viii) failure of the Company to own, directly or indirectly, 100% of the outstanding shares of common stock of any securitization subsidiary; (ix) entry of unpaid and unstayed judgments aggregating in excess of $25,000 are entered against any securitization subsidiary; or (x) occurrence of a "change in control" with respect to the Company.


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

     As a result, the sub-prime credit market is primarily serviced by smaller finance organizations that solicit business when and to the extent their capital resources permit. The Company believes no one of its competitors or group of competitors has a dominant presence in the market. The Company's strategy is designed to capitalize on the market's relative lack of major national financing sources. Nonetheless, several of these competitors have greater financial resources than the Company and may have a significantly lower cost of funds. Many of these competitors also have long-standing relationships with automobile dealerships and may offer dealerships or their customers other forms of financing or services not provided by the Company. The Company's ability to compete successfully depends largely upon its relationships with dealerships and the willingness of dealerships to offer finance contracts to the Company that meet the Company's underwriting criteria. There can be no assurance that the Company will be able to continue successfully in the markets it serves. See "Recent Developments".


REGULATION

     The Company's business is subject to regulation and licensing under various federal, state and local statues and regulations. As of December 31, 1998, the Company was licensed to conduct business operations with dealers located in 40 states, and, accordingly, the laws and regulations of such states govern the Company's operations. Most states where the Company operates (i) limit the interest rates, fees and other charges that may be imposed by, or prescribe certain other terms of, the finance contracts that the Company purchases and
(ii) define the Company's rights to repossess and sell collateral. In addition, the Company is required to be licensed or registered to conduct its finance operations in certain states in which the Company purchases finance contracts. As the Company expands its operations into other states, it will be required to comply with the laws of such states.

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

                                    -- 15 --

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

     In most jurisdictions, the UCC and other state laws require a secured party to provide an obligor with reasonable notice of the date, time and place of any public sale or the date after which any private sale of collateral may be held. Unless the obligor waives his rights after default, the obligor in most circumstances has a right to redeem the collateral prior to actual sale (i) by paying the secured party all unpaid installments on the obligation, plus reasonable expenses for repossessing, holding and preparing the collateral for disposition and arranging for its sale, plus in some jurisdictions, reasonable attorneys' fees or (ii) in some states, by paying the secured party past-due installments. Repossessed vehicles are generally resold by the Company through wholesale auctions, which are attended principally by dealers.


EMPLOYEES

     As of December 31, 1998, the Company employed 227 persons, none of whom was covered by a collective bargaining agreement. The Company believes that its relationship with its employees is satisfactory.



ITEM  2.     PROPERTIES


PROPERTIES  AND  FACILITIES

     The Company has leased approximately 40,530 square feet of office space at a monthly rent of $46,863 plus operating expense of $28,100 for a term of seven years following the initial commencement date on June 1, 1998. The Company's headquarters contain the Company's executive offices as well as those related to automobile finance contract acquisition. The Company does not maintain any regional office facilities, although its securitization subsidiaries are incorporated and maintain an office in Nevada.

                                    -- 16 --

ITEM  3.     LEGAL  PROCEEDINGS

     In the normal course of its business, the Company is from time to time made a party to litigation involving consumer-law claims. These claims typically allege improprieties on the part of the originating dealer and name the Company and/or its assignees as subsequent holders of the finance contracts. To date, none of these actions have resulted in the payment of damages or any judgments therefor, by the Company or its assignees, nor have any actions been certified as eligible for class-action status.

     On February 8, 1999, the Company, AutoBond Master Funding Corporation V, a wholly-owned subsidiary of the Company ("Master Funding"), William O. Winsauer, the Chairman and Chief Executive Officer of the Company, John S. Winsauer, a Director and the Secretary of the Company, and Adrian Katz, the Vice-Chairman, Chief Financial Officer and Chief Operating Officer of the Company (collectively, the "Plaintiffs") commenced an action in the District Court of Travis County, Texas (250th Judicial District) against Dynex and James Dolph (collectively, the "Defendants"). This action is hereinafter referred to as the "Texas Action". The Company and the other Plaintiffs assert in the Texas Action that Dynex breached the terms of the Credit Agreement (the "Credit Agreement"), dated June 9, 1998, by and among the Company, Master Funding and Dynex. Such breaches include chronic delays and shortfalls in funding the advances required under the Credit Agreement and ultimately the refusal by Dynex to fund any further advances under the Credit Agreement. Plaintiffs also allege that Dynex and Mr. Dolph conspired to misrepresent and mischaracterize the Company's credit underwriting criteria and its compliance with such criteria with the intention of interfering with and causing actual damage to the Company's business, prospective business and contracts. The Plaintiffs assert that Dynex' funding delays and ultimate breach of the Credit Agreement were intended to force the Plaintiffs to renegotiate the terms of their various agreements with Dynex and related entities. Specifically, the Plaintiffs assert that Dynex intended to force the Company to accept something less than Dynex' full performance of its obligations under the Credit Agreement. Further, Dynex intended to force the controlling shareholders of the Company to agree to sell their stock in the Company to Dynex or an affiliate at a share price substantially lower than the $6.00 per share price specified in the Stock Option Agreement, dated as of June 9, 1998, by and among Messrs. William O. Winsauer, John S. Winsauer and Adrian Katz (collectively, the "Shareholders") and Dynex Holding, Inc. Plaintiffs in the Texas Action request declaratory judgement that (a) Dynex has breached and is in breach of its various agreements and contracts with the Plaintiffs, (b) Plaintiffs have not and are not in breach of their various agreements and contracts with Defendants, (c) neither the Company nor Master Funding has substantially or materially violated or breached any representation or warranty made to Dynex, including but not limited to the representation and warranty that all or substantially all finance contracts funded or to be funded by Dynex comply in full with, and have been acquired by the Company in accordance with, the Company's customary underwriting guidelines and procedures; and (d) Dynex is obligated to fund the Company in a prompt and timely manner as required by the parties' various agreements. In addition to actual, punitive and exemplary damages, the Plaintiffs also seek injunctive relief compelling Dynex to fund immediately all advances due to the Company under the Credit Agreement.

     On March 1, 1999, the Company and the other Plaintiffs filed an application in the Texas Action for a temporary injunction joining Dynex (a) from continuing to suspend or withhold funding pursuant to the Credit Agreement, (b) from removing or attempting to remove the Company as servicer, and (c) from making any further false or defamatory public statements regarding the Plaintiffs. A hearing is scheduled for mid-April,1999 to consider this application. Dynex has yet to file any responsive pleadings in the Texas Action.

     On February 9, 1999, Dynex commenced an action against the Company in the United States District Court for the Eastern District of Virginia (Richmond District) (the "Virginia Action") seeking declaratory relief that Dynex is (a) not obligated to advance funds to Master Funding under the Credit Agreement because the conditions to funding set forth in the Credit Agreement have not been met, and (b) entitled to access to all books, records and other documents of Master Funding, including all finance contract files. Specifically, Dynex alleges that as a result of a partial inspection of certain finance contract files by Mr. Dolph and Virgil Baker & Associates in January 1999, Dynex concluded that a significant number of such contracts contained material deviations from the applicable credit criteria and procedures, an apparent breach of the Credit Agreement. Dynex also alleges that on February 8, 1999, the Company refused to permit Mr. Dolph and representatives from Dynex access to the books, records and finance contract files of the Company. Dynex concludes that as a result of such alleged breaches, it is not obligated to provide advances under the Credit Agreement. The Company, Messrs. William O. Winsauer, John S.
                                    -- 17 --

Winsauer and Adrian Katz filed a responsive pleading on March 25, 1999. The Company intends to seek dismissal of the Virginia Action on the basis that these matters are being litigated in the previously filed Texas Action.

     On February 22, 1999, the same day that Dynex notified the Company of a purported servicing termination, Dynex filed another action against the Company in the United States District Court for the Southern District of New York (the "New York Action"), seeking damages and injunctive relief for the Company's alleged breaches under the servicing agreement among the Company, Dynex and Master Funding. The Company was not notified of the New York Action until March 1, 1999, when Dynex sought a temporary restraining order against the Company. After hearing argument from counsel for both sides, the temporary restraining order was denied. On March 23, 1999, the court issued an order transferring the action to the federal district court in the Eastern District of Virginia. To be clear, notwithstanding Dynex' assertion in past statements, the Company remains the servicer, is performing in its capacity as servicer, and has not hit any triggering event thresholds, as defined in the servicing agreement.

     In March 1998, after Progressive Northern Insurance purported to cancel the VSI and deficiency balance insurance policies issued in favor of the Company, the Company sued Progressive, its affiliate United Financial Casualty Co. and their agent in Texas, Technical Risks, Inc. in the district court of Harris County, Texas. The action seeks declaratory relief confirming the Company's interpretation of the policies, as discussed under "Business -- Recent Developments", as well as claims for damages based upon breach of contract, bad faith and fraud. The Company has not yet received the defendants' answers. Also in March 1998, the Company commenced an action in Travis County, Texas, against Loan Servicing Enterprise, alleging LSE's contractual breach of its servicing obligations on a continuing basis. LSE has commenced an action against the Company in Illinois State court seeking recovery from the Company of putative termination fees in connection with LSE's termination as servicer. The Company expects the two actions to be consolidated.

     The Company's carrier for the credit deficiency insurance obtained through 1996, Interstate Fire & Casualty Co. ("Interstate") determined in late 1996 to no longer offer such coverage to the auto finance industry, including the Company. In connection with Interstate's attempt to no longer offer credit deficiency coverage for contracts originated after December 1996, the Company commenced an action in the United States District Court for the Western District of Texas, Austin Division, seeking a declaratory judgment that (a) the Company was entitled to 180 days' prior notice of cancellation and (b) Interstate was not entitled to raise premiums on finance contracts for which coverage was obtained prior to the effectiveness of such cancellation, as well as seeking damages for Interstate's alleged deficiencies in paying claims. Prior to receiving the Company's complaint in the Texas action, Interstate commenced a similar action for declaratory relief in the United States Court for the Northern District of Illinois. While settlement discussions are ongoing, Interstate and the Company have to date acted on the basis of a cancellation date of May 12, 1997 (i.e., no finance contracts presented after that date will be eligible for credit deficiency coverage by Interstate, although all existing contracts for which coverage was obtained will continue to have the benefits of such coverage), no additional premiums having been demanded or paid, and the claims-paying process having been streamlined. In particular, in order to speed the claims-paying process, Interstate has paid lump sums to the Company as an estimate of claims payable prior to completion of processing. Pending the Company's determination of the appropriate beneficiary for such claims payments, the Company has deposited and will continue to deposit such funds into a segregated account.

     In February 1997 the Company discovered certain breaches of representations and warranties by certain dealers with respect to finance contracts sold into a securitization. The Company honored its obligations to the securitization trust and repurchased finance contracts totaling $619,520 from that trust during the three months ended March 31, 1997. Of the total amount of these finance contracts, $190,320 were purchased from one dealer. Although the Company has requested that this dealer repurchase such contracts, the dealer has refused. After such dealer's refusal to repurchase, the Company commenced an action in the 157th Judicial District Court for Harris County, Texas against Charlie Thomas Ford, Inc. to compel such repurchase. On favorable terms, the Company has reached a settlement agreement with Charlie Thomas Ford, Inc. The Company has received funds related to such settlement.

     On March 31, 1999, a suit naming the Company and William O. Winsauer, Adrian Katz and John S. Winsauer (in their capacities as controlling shareholders of the Company) as defendants (the "Defendants") was filed in the United States District Court for the Western District of Texas (Austin Division) by Bruce Willis (the "Plaintiff"), a holder of the Company's 15% Series A Cumulative Preferred
                                    -- 18 --

Stock.  The  suit  alleges,  among  other  things,  that the Defendants violated
Section 10(b) of the Securities and Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) in failing to disclose adequately and in causing misstatements concerning the nature and condition of the Company's financing sources. The suit also alleges that such actions constituted statutory fraud under the Texas Business Corporation Act, common law fraud and negligent misrepresentation. The Plaintiff seeks class action certification. The Plaintiff also seeks, among other things, actual, special, consequential, and exemplary damages in an unspecified sum, as well as costs and expenses incurred in connection with pursuing the action against the Company. While the Company has yet to file a responsive pleading, the Company nevertheless believes that it has consistently and accurately informed the public of its business and operations, including the viability of its funding sources, and, as a consequence believes the suit to be without merit and intends to vigorously defend against this action.



ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
Not  Applicable.

                                    -- 19 --

                                    --------
                                    PART  II
                                    --------


ITEM  5.     MARKET  FOR  REGISTRANTS'  COMMON  EQUITY  AND  RELATED STOCKHOLDER
MATTERS

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


HIGH  AND  LOW  SALE  PRICES  BY  PERIOD

QUARTER ENDED. . .  HIGH      LOW
------------------  --------  --------
December 31, 1996.  $     11  $  9 1/4

March 31, 1997 . .  $ 10 3/8  $      4
June 30, 1997. . .  $  4 3/4  $  2 1/4
September 30, 1997  $  5 1/8  $3 13/16
December 31, 1997.  $  4 1/2  $  2 5/8

March 31, 1998 . .  $  8 7/8  $2 13/16
June 30, 1998. . .  $  8 1/4  $  5 1/8
September 30, 1998  $7 15/16  $  5 3/8
December 31, 1998.  $  5 3/8  $      3



     The transfer agent and registrar for the Common Stock is American Stock Transfer & Trust Company. As of December 31, 1998, the Company had approximately 16 stockholders of record, exclusive of holders who own their shares in "street" or nominee names.

     The Company has not paid and does not presently intend to pay cash dividends on its common stock. The Company anticipates that its earnings for the foreseeable future will be retained for use in operation and expansion of business. Payment of cash dividends, if any, in the future will be at the sole discretion of the Company's Board of Directors and will depend upon the Company's financial condition, earnings, current and anticipated capital requirements, terms of indebtedness and other factors deemed relevant by the Company's Board of Directors. See "Recent Developments" and "Liquidity and Capital Resources".

                                    -- 20 --

ITEM  6.     SELECTED  FINANCIAL  DATA

     The following table sets forth selected consolidated financial data for the Company and its subsidiaries for the periods and at the dates indicated. The selected financial data were derived from the financial statements and accounting records of the Company. The data presented below should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein. (Dollars in thousands, except for per share amounts.)


                                                      Year Ended December 31,

                                                           1994(2)       1995         1996         1997         1998
                                                         -----------  -----------  -----------  -----------  -----------
Statement of operations data:
Interest income . . . . . . . . . . . . . . . . . . . .  $       38   $    2,881   $    2,520   $    4,119   $    1,499
Gain on sale of finance contracts . . . . . . . . . . .           -        4,086       12,820       18,667       17,985
Servicing fee income. . . . . . . . . . . . . . . . . .           -            -          658        1,131        3,222
Other income (loss) . . . . . . . . . . . . . . . . . .           -            -          388         (173)         348
                                                         -----------  -----------  -----------  -----------  -----------
Total revenues. . . . . . . . . . . . . . . . . . . . .          38        6,967       16,386       23,743   $   23,054
                                                         -----------  -----------  -----------  -----------  -----------
Provision for credit losses . . . . . . . . . . . . . .          45           49          412          613          100
Interest expense. . . . . . . . . . . . . . . . . . . .          19        2,100        2,383        3,880        3,117
Salaries and benefits . . . . . . . . . . . . . . . . .         226        1,320        4,529        7,357       10,472
General and administrative. . . . . . . . . . . . . . .         245        1,463        2,331        6,075        6,782
Impairment of retained interest in securitizations. . .           -            -        1,312        9,932
Other operating expenses. . . . . . . . . . . . . . . .          48          963        1,120        2,005        3,422
                                                         -----------  -----------  -----------  -----------  -----------
Total expenses. . . . . . . . . . . . . . . . . . . . .         543        5,895       10,775       21,242       33,825
                                                         -----------  -----------  -----------  -----------  -----------
Income (loss) before taxes and extraordinary loss . . .        (545)       1,072        5,611        2,501      (10,771)
Provision for income taxes. . . . . . . . . . . . . . .           -          199        1,926          888       (3,626)
Extraordinary loss, net of tax benefit. . . . . . . . .           -            -         (100)           -            -
                                                         -----------  -----------  -----------  -----------  -----------
Net income (loss) . . . . . . . . . . . . . . . . . . .  $     (545)  $      873   $    3,585   $    1,613       (7,145)
                                                         -----------  -----------  -----------  -----------  -----------
Net income (loss) attributable to common shareholders .        (545)         873        3,585        1,613       (8,584)
Earnings per share before extraordinary item. . . . . .  $    (0.11)  $     0.17   $     0.64   $     0.25       ($1.31)
Earnings per share-diluted. . . . . . . . . . . . . . .  $    (0.11)  $     0.17   $     0.62   $     0.25       ($1.31)
Weighted average shares outstanding-diluted . . . . . .   5,118,753    5,190,159    5,809,157    6,965,877    6,531,311
Cash flow data:
Cash provided by (used in) operating activities . . . .      (2,514)      (5,458)      (5,730)     (14,455)       4,721
Cash provided by (used in) investing activities . . . .         (16)        (442)         421          513           80
Cash provided by financing activities . . . . . . . . .       2,530        5,992        9,337        9,980          211
Balance sheet data:
Cash and cash equivalents . . . . . . . . . . . . . . .  $        -   $       93   $    4,121   $      159   $    5,171
Restricted funds. . . . . . . . . . . . . . . . . . . .           -        1,683        2,982        6,904            -
Finance contracts held for sale, net. . . . . . . . . .       2,361        3,355          228        1,366          867
Retained interests in securitization. . . . . . . . . .           -        4,206       16,943       32,017       13,873
Total assets. . . . . . . . . . . . . . . . . . . . . .       2,500       11,065       26,133       43,210       30,331
Revolving credit agreement. . . . . . . . . . . . . . .       2,055        1,150            -        7,639            -
Notes payable & non-recourse debt . . . . . . . . . . .           -        2,675       10,175        9,841       13,352
Repurchase agreement. . . . . . . . . . . . . . . . . .           -        1,061            -            -            -
Total debt. . . . . . . . . . . . . . . . . . . . . . .       2,055        4,886       10,175       17,480       13,352
Shareholders' equity. . . . . . . . . . . . . . . . . .        (109)       3,026       12,142       15,348       15,552

Asset quality data:
Delinquencies as a percentage of principal balance of
finance contract portfolio serviced (end of period) (1)
30-59 days past due . . . . . . . . . . . . . . . . . .           -         4.69%        7.55%       11.48%        9.81%
60+ days past due . . . . . . . . . . . . . . . . . . .           -         2.32%        4.63%        5.85%        3.75%


1  Includes  the  Company's  entire finance contract portfolio of contracts held and contracts securitized. Excluded are loans that are repossessed, with total loss insurance claim paid, charged-off, or identified to be repurchased by dealer
(or  seller).
2  The  Company  was  incorporated  on  June  15,  1993  and  commenced  operations  on  August  1994.

                                    -- 21 --

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

     The Company acquires finance contracts generally from franchised automobile dealers, makes credit decisions using its own underwriting guidelines and credit personnel and performs the collection function for finance contracts using its own collections department. The Company also acquires finance contracts from third parties other than dealers, for which the Company reunderwrites and collects such finance contracts in accordance with the Company's standard guidelines. The Company securitizes portfolios of these retail automobile installment contracts to efficiently utilize limited capital to allow continued growth and to achieve sufficient finance contract volume to allow profitability. The Company markets a single finance contract acquisition program to automobile dealers, which adheres to consistent underwriting guidelines involving the purchase of primarily late-model used vehicles. The Company has experienced significant growth in its finance contract portfolio since it commenced operations in August 1994.

     The continued acquisition and servicing of sub-prime finance contracts by an independent finance company under current market conditions is a capital and labor intensive enterprise. Capital is needed to fund the acquisition of finance contracts and to effectively securitize them so that additional capital is made available for acquisition activity. While a portion of the Company's financing has been obtained with investment grade ratings at relatively low interest rates, the remainder is difficult to obtain and requires the Company to pay high coupons, fees and other issuance expenses, with a negative impact on earnings. The underwriting and servicing of a growing sub-prime finance contract portfolio requires a higher level of experienced personnel than that required for a portfolio of higher credit-quality consumer loans. Accordingly, the Company's growth in finance contract volume since inception has corresponded with a significant increase in expenses related to building the infrastructure necessary for effective underwriting and servicing. Although the Company's assumption of all servicing functions in late 1997 has increased servicing income, and the Company began to realize overall improvements in net income as the growth in acquisition volume continued through January 1999, in view of the Dynex situation and the high cost of capital, the Company does not expect to see profitability until alternate funding is obtained.



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

                                    -- 22 --

     Gain on Sale of Finance Contracts. The Company implemented Statement of Financial Accounting Standards No. 125 "Transfer and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125") as of January 1, 1997. SFAS No. 125 provides new accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. This statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings and requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value. For transfers that result in the recognition of a sale, SFAS No. 125 requires that the newly created assets obtained and liabilities incurred by the transferors as a part of a transfer of financial assets be initially measured at fair value. Interests in the assets that are retained are measured by allocating the previous carrying amount of the assets (e.g. finance contracts) between the interests sold (e.g. investor certificates) and interests retained based on their relative fair values at the date of the transfer. The amounts initially assigned to these financial components is a determinant of the gain or loss from a securitization transaction under SFAS No. 125.

     The retained interests in securitizations available for sale are carried at estimated fair value with unrealized gains (losses) recorded in stockholders' equity as part of accumulated other comprehensive income and those classified as trading are carried at estimated fair value with unrealized gain (losses) recorded currently in income. The fair value of the retained interests in securitizations is determined by discounting expected cash flows at a rate based on assumptions that market participants would use for similar financial instruments subject to prepayment, default, collateral value and interest rate risks. The Company's retained interests are subordinated to other trust securities, consequently cash flows are paid by the securitization trustee to the investor security holders until such time as all accrued interest together with principal have been paid in full. Subsequently, all remaining cash flows are paid to the Company.

     An impairment review of the retained interest in securitizations is performed quarterly by calculating the net present value of the expected future excess spread cash flows after giving effect to changes in assumptions due to market and economic changes and the performance of the loan pool to date. Impairment is determined on a disaggregated basis consistent with the risk characteristics of the underlying finance contracts as well as the performance of the pool to date. To the extent that the Company deems the asset to be permanently impaired, the Company would record a charge against earnings and write down the asset accordingly. The Company recorded a charge to income of $9,932,169 during the year ended December 31, 1998 as a result of the impairment review. See Notes 2 and 5 to the Consolidated Financial Statements.

     The Company's cost basis in finance contracts sold has varied from approximately 92% to 103% of the value of the principal balance of such finance contracts. This portion of recognized gain on sale varies based on the Company's cost of insurance covering the finance contracts and the discount obtained upon acquisition of the finance contracts. Generally, the Company has acquired finance contracts from dealers at a greater discount than with finance contracts acquired from third parties. Additionally, costs of sale reduce the total gain recognized.

     Further, the retained interest component of recognized gain is affected by various factors, including most significantly, the coupon on the senior investor securities and the age of the finance contracts in the pool, as the excess spread cash flow from a pool of aged, as opposed to new, finance contracts is less. The aging (capture of excess spread prior to securitization) necessarily results in less available excess spread cash flow from the securitization.

     The gain on sale of finance contracts is affected by the aggregate principal balance of contracts securitized and the gross interest spread on those contracts. The following table illustrates the gross interest spread for each of the Company's securitizations through December 31, 1998(dollars in thousands):
                                    -- 23 --



                    Finance Contracts(1)               Senior Investor Certificates
                    --------------------               ----------------------------

                                Principal    Weighted      Balance
                                  Amount      Average   December 31,              Gross
Securitization                 Securitized     Rate         1998        Rate    Spread(2)
-----------------------------  ------------  ---------  -------------  -------  ---------
AutoBond Receivables
Trust 1995-A. . . . . . . . .  $ 26,261,009      18.9%  $   6,019,329     7.2%      11.7%

Trust 1996-A. . . . . . . . .    16,563,366      19.7%      5,416,372     7.2%      12.5%

Trust 1996-B. . . . . . . . .    17,832,885      19.7%      6,671,800     7.7%      12.0%

Trust 1996-C. . . . . . . . .    22,296,719      19.7%     10,436,867     7.5%      12.2%

Trust 1996-D. . . . . . . . .    25,000,000      19.5%     12,446,374     7.4%      12.1%

Trust 1997-A (4). . . . . . .    28,037,167      20.8%     13,862,448     7.8%      13.0%

Trust 1997-B. . . . . . . . .    34,725,196      19.9%     22,936,843     7.7%      12.2%

Trust 1997-C. . . . . . . . .    34,430,079      20.0%     24,455,075     7.6%      12.4%
AutoBond Master Funding
Corporation V Trust(Dynex)(3)   137,772,888      20.0%    110,049,311  7.4%(3)      12.6%
                               ------------             -------------
Total . . . . . . . . . . . .  $342,919,309             $ 212,294,419
                               ============             =============



1  Refers  only  to  balances  on  senior  investor  certificates.
2  Difference  between  weighted  average  contract  rate  and  senior  certificate rate.
3  Includes  $26  million  of  finance contracts from securitizations previously retired
4  Weighted  average  of  senior  investor  coupon  rates




     Servicing Fee Income. The Company earns substantially all of its servicing fee income on the contracts it services on behalf of securitization trusts. Servicing fee income consists of: (i) contractual administrative fees received through securitizations, equal to $7.00 per month per contract included in each trust (excluding amounts paid to third-party servicers by the trust); and (ii) contractual servicing fees received through securitizations, equal to $8.00 per month per contract included in each trust; and (iii) fee income earned as servicer for such items as late charges and documentation fees, which are earned whether or not a securitization has occurred.



FINANCE  CONTRACT  ACQUISITION  ACTIVITY

     The following table sets forth information about the Company's finance contract acquisition activity (dollars in thousands):


                                                         Year Ended December 31,

                                                      1997          1998
                                                  ------------  ------------
Number of finance contracts acquired . . . . . .        13,189        10,176
 Principal balance of finance contracts acquired  $148,931,331  $119,166,628
 Number of active dealerships 1. . . . . . . . .         1,060         1,064
 Number of enrolled dealerships. . . . . . . . .         1,621         2,254


1 Dealers who have sold at least one finance contract to the Company during the period.



                                    -- 24 --

RESULTS  OF  OPERATIONS

     Period-to-period comparisons of operating results may not be meaningful, and results of operations from prior periods may not be indicative of future results. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto.


Year  Ended  December  31,  1998  Compared  To  Year  Ended  December  31,  1997


Net  Income

     In the year ended December 31, 1998, net income decreased $8,757,476 to a net loss of $7,144,423 from $1,613,053 for the year ended December 31, 1997. The decrease in net income was primarily attributable to an increase in infrastructure costs to support higher anticipated finance contract acquisition and servicing volumes, impairment charges on retained interest in securitizations, and actual decreases in acquisition volume. The principal balance of finance contracts acquired decreased due to the delay between the expiration of the Daiwa warehouse facility on March 31, 1998 and the implementation of the Dynex funding agreement in June 1998. This delay forced the Company to slow its acquisition of finance contracts in the second quarter. Third quarter acquisitions improved over the second quarter, but nonetheless had not yet returned to earlier levels. Growth continued throughout the fourth quarter with a finance contract origination volume of $48.1 million. Increased hiring of qualified personnel, as they became available during the past year added to the growth in salary and benefit expenses.



Total  Revenues

     Total revenues decreased $688,883 to $23,054,478 for the year ended December 31, 1998 from $23,743,361 for the year ended December 31, 1997. The decrease was due primarily from the volume of finance activity for the first two quarters. Originations and sales accelerated in the later part of the third quarter and continued through the fourth quarter.

     Interest Income. Interest income decreased $2,619,810 to $1,498,985 for the year ended December 31, 1998 from $4,118,795 for the year ended December 31, 1997 due to the timing of finance contract acquisitions and the period held before securitization.

     Gain on Sale of Finance Contracts. The Company realized gain on sale totaling $17,985,045 on finance contracts carried at $111.17 million (16.10%) during the year ended December 31, 1998. The Company realized gain on sale totaling $18,666,570 on finance contracts carried at $136.4 million (13.7%) during the year ended December 31, 1997. The increased profitability is the result of the arrangement with Dynex which provided higher cash proceeds upon sale.

     Servicing Fee Income. The Company reports servicing fee income only with respect to finance contracts that are securitized. For the year ended December 31, 1998, servicing fee income was $3,222,669, consisting of contractual administrative fees and servicer fees. Servicing fee income increased by $2,091,527 from the year ended December 31, 1997 as a result of the Company assuming servicer functions in December 1997.

     Other Income (Loss). For year ended December 31, 1998, other income (loss) amounted to $347,779, compared with a loss of $173,146 for the comparable 1997 period. The increase was mainly attributable to recoveries on loans that had previously been written-off.
                                    -- 25 --

Total  Expenses

     Total expenses of the Company increased $12,583,132 to $33,825,270 for year ended December 31, 1998 from $21,242,138 for the year ended December 31, 1997, due primarily to impairment of retained interest in securitizations of $9,932,169 for the year ended December 31, 1998, as well as increases in salaries and benefits and other expenses. The Company moved to larger facilities in June 1998 thereby increasing occupancy costs.

     Provision for Credit Losses. Provision for credit losses on finance contracts decreased $512,715 to $100,000 for the year ended December 31, 1998 from $612,715 for the year ended December 31, 1997. The decrease was the result of a reduction in the number and amount of finance contracts held for sale.

     Interest Expense. Interest expense decreased $762,332 to $3,117,211 for the year ended December 31, 1998 from $3,879,543 for the year ended December 31, 1997. The decrease resulted from a lower average balance outstanding relating to revolving credit facilities.

     Salaries and Benefits. Salaries and benefits increased $3,114,331 to $10,471,615 for the year ended December 31, 1998 from $7,357,284 the year ended December 31, 1997. This increase was due primarily to an increase in the number of the Company's employees necessary to handle the increased contract acquisition volume and the servicing and collection activities on a growing portfolio of finance contracts. As of December 1, 1997 the Company completed the transfer of certain servicing functions from LSE to in-house personnel and equipment.

     General and Administrative Expenses. General and administrative expenses increased $706,890 to $6,782,015 for the year ended December 31, 1998 from $6,075,125 the year ended December 31, 1997. In anticipation of expansion of its operations the Company relocated its offices to a larger facility. The associated increased rent was the major reason for the increase. Rent increased $401,130 to $647,255 for the year ended December 31, 1998 compared with $246,125 for the year ended December 31, 1997.

     Impairment of Retained Interest in Securitizations. The Company periodically reviews the fair value of the retained interest in securitizations. The Company recorded a charge against earnings for impairment of these assets of $9,932,169 for the year ended December 31, 1998. This impairment reflects the revaluation of expected future cash flows to the Company from securitizations. As the Company assumed all servicing functions, it accelerated the rate of charge-offs as compared with previous periods, thereby allocating additional cash collections and reserve account balances to paying down the senior investor securities. The effect of this was to stop payments of interest on subordinated securities issued in the securitizations, thereby causing accretion in the principal balances of such securities, resulting in reduced residual cash flows to the Company. See Note 5 to the Notes to Consolidated Financial Statements. See "Legal Proceedings".

     Other Operating Expenses. Other operating expenses (consisting principally of servicer fees, credit bureau reports, communications and insurance) increased $1,417,023 to $3,422,260 for the year ended December 31, 1998 from $2,005,237 for the year ended December 31, 1997. This increase was due mainly to increases in finance contract acquisition and payment of insurance premiums.


Year  Ended  December  31,  1997  Compared  To  Year  Ended  December  31,  1996

Net  Income

     In the year ended December 31, 1997, net income decreased $1,971,833 to $1,613,053 from $3,584,886 for the year ended December 31, 1996. The decrease in net income was primarily attributable to an increase in infrastructure costs to support higher finance contract acquisition and servicing volume, as more fully discussed under "Total Expenses" below. The principal balance of finance contracts acquired increased $62.4 million to $148.9 million for the year ended December 31, 1997 from $86.5 million for the year ended December 31, 1996. Due to weakened competitors, the Company more aggressively added qualified personnel as they became available in the year ended December 31, 1997, and this added to the growth in salary and benefit expenses.

                                    -- 26 --

Total  Revenues

     Total revenues increased $7,356,821 to $23,743,361 for the year ended December 31, 1997 from $16,386,540 for the year ended December 31, 1996 due to expansion of the Company's finance contract acquisition and securitization activities.

     Interest Income. Interest income increased $1,599,183 to $4,118,795 for the year ended December 31, 1997 from $2,519,612 for the year ended December 31, 1996 due the growth and timing of finance contract acquisitions. The Company acquired finance contracts totaling $148.9 million during the year ended December 31, 1997 compared to $86.5 million in the comparable 1996 period. Accretion on retained interest in securitizations increased $392,478 from the respective 1996 period to $546,507 during the year ended December 31, 1997.

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

     Other Income (Loss). For year ended December 31, 1997, other income (loss) amounted to ($173,146) compared with $388,278 for the comparable 1996 period



Total  Expenses

     Total expenses of the Company increased $10,467,037 to $21,242,138 for year ended December 31, 1997 from $10,775,101 for the year ended December 31, 1996. As of December 1, 1997 the Company completed the transfer of certain servicing functions from LSE to in-house personnel and equipment. The Company incurred significant expenses in the hiring and training of personnel as well as the acquisition and leasing of equipment primarily to facilitate the servicing transfer during the year ended December 31, 1997.

     Provision for Credit Losses. Provision for credit losses on finance contracts increased $200,328 to $612,715 for the year ended December 31, 1997 from $412,387 for the year ended December 31, 1996 due to an evaluation of the owned finance contracts portfolio.

     Interest Expense. Interest expense rose to $3,879,543 for the year ended December 31, 1997 from $2,382,818 for the year ended December 31, 1996. Interest expense increased by $1,496,725 due to higher borrowing volumes outstanding under the revolving credit facilities, along with increased debt issuance costs amortization of $320,985.

     Salaries and Benefits. Salaries and benefits increased $2,828,278 to $7,357,284 for the year ended December 31, 1997 from $4,529,006 the year ended December 31, 1996. This increase was due primarily to an increase in the number of the Company's employees necessary to handle the increased contract acquisition volume and the collection activities on a growing portfolio of finance contracts. As of December 1, 1997 the Company completed the transfer of certain servicing functions from LSE to in-house personnel and equipment. The Company incurred significant expenses in the hiring and training of personnel as well as the acquisition and leasing of equipment to facilitate the servicing transfer during the year ended December 31, 1997. The number of employees of the Company increased by 75 to 191 employees at December 31, 1997, compared to 116 employees at December 31, 1996.
                                    -- 27 --

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

     Impairment of retained interest in securitization: Impairment of retained interest in securitization increased $1,312,234 to $1,312,234 as a result a review of the estimate of the timing and ultimate receipt of cash flows.

     Other Operating Expenses. Other operating expenses (consisting principally of servicer fees, credit bureau reports and insurance) increased $885,593 to $2,005,237 for the year ended December 31, 1997 from $1,119,644 for the year ended December 31, 1996. This increase was due to increased finance contract acquisition volume.


FINANCIAL  CONDITION

     Restricted Cash. Restricted cash decreased $6.9 million to none at December 31, 1998 from $6.9 million at December 31, 1997, reflecting the elimination of cash reserve accounts in the new funding agreement with Dynex. In accordance with the Company's previous revolving credit facilities, proceeds advanced by the lender for purchase of finance contracts were held by a trustee until the Company delivered qualifying collateral to release the funds, normally in a matter of days. The Company was also required to maintain a cash reserve with its lenders up to 10% of the proceeds received from the lender for the origination of the finance contracts. Access to these funds was restricted by the lender.

     Finance Contracts Held for Sale. Finance contracts held for sale, net of allowance for credit losses, decreased $0.5 million to $0.9 million at December 31, 1998, from $1.4 million at December 31, 1997. The number and principal balance of contracts held for sale are largely dependent upon the timing and size of the Company's securitizations. The Company securitized finance contracts on a regular basis through the Dynex funding agreement. Future securitizations are uncertain.

     Retained Interest in Securitizations. An impairment review of the retained interest in securitizations is performed quarterly by calculating the net present value of the expected future cash flows after giving effect to changes in assumptions due to market and economic changes and the performance of the loan pool to date. The discount rate used is an estimated market rate, currently 15% to 17%. To the extent that the Company deems the asset to be permanently impaired, the Company records a charge against earnings. The Company recorded a charge against earnings of $9,932,169 during the year ended December 31, 1998 as a result of the impairment review.

     Finance contracts are continuously acquired and sold and therefore the retained interest in securitizations can demonstrate increases while realizing impairments. The reduction of the Company's retained interest in securitizations at December 31, 1998 versus the prior periods is primarily as a result of increased monetization through the Dynex warehouse facility.


     The following table presents the valuation and recorded impairment of the Company's retained interest in securitizations for the year ended December 31, 1998, by quarter:



                    March 31, 1998   June 30, 1998   September 30, 1998   December 31, 1998
                    ---------------  --------------  -------------------  ------------------
Valuations of
retained interest
in securitizations  $    35,643,756  $   33,043,626  $        17,000,966  $       13,873,351
Impairment . . . .  $       288,022  $    5,589,802  $         1,637,191  $        2,417,154
                    ---------------  --------------  -------------------  ------------------

                                    -- 28 --

     Prior to the Dynex funding agreement, at the time a securitization closes, the Company's securitization subsidiary was required to fund a cash reserve account within the trust to provide additional credit support for the senior investor securities. Additionally, depending on the structure of the securitization, a portion of the future excess spread cash flows from the trust is required to be deposited in the cash reserve account to increase the initial deposit to a specified level. A portion of excess spread cash flows will increase such reserves until they reach a target reserve level (initially 6%) of the outstanding balance of the senior investor certificates. The trust receivables are ultimately payable to the Company as owner of retained interests and are included in the estimated cash flow of such retained interests. (i.e. the "cash out" method).



     The  cash  reserve  deposits  for  the  Company's  securitizations  follow:




                                    Certificate   Initial Reserve   Reserve Balance
Securitization                      Amount (1)        Deposit        Dec. 31, 1998
---------------------------------  -------------  ----------------  ----------------
AutoBond Receivables Trust 1995-A  $  26,261,009  $        525,220  $        320,000
AutoBond Receivables Trust 1996-A     16,563,366           331,267           207,042
AutoBond Receivables Trust 1996-B     17,833,885           356,658           223,000
AutoBond Receivables Trust 1996-C     22,297,719           445,934           278,700
AutoBond Receivables Trust 1996-D     25,000,000           500,000           312,500
AutoBond Receivables Trust 1997-A     28,037,167           560,744           350,464
AutoBond Receivables Trust 1997-B     34,725,196           868,130                 -
AutoBond Receivables Trust 1997-C     34,430,079           860,752            61,114
---------------------------------  -------------  ----------------  ----------------


1  Refers  only  to  balances  on  senior  Investor  certificates  upon  issuance.




DELINQUENCY  EXPERIENCE


     The following table reflects the delinquency experience of the Company's finance contract portfolio:

                                              December 31, 1997 (2)          December 31, 1998
                                              ---------------------          -----------------

Principal balance of finance contracts outstanding  $187,098,957          $210,947,939
Delinquent finance contracts (1):
Two payments past due. . . . . . . . . . . . . . .    21,484,450  11.48%    20,689,671   9.81%
Three payments past due. . . . . . . . . . . . . .    10,941,753   5.85%     7,901,166   3.75%
Four or more payments past due . . . . . . . . . .     8,368,493   4.47%     5,214,162   2.47%
Total. . . . . . . . . . . . . . . . . . . . . . .  $ 40,794,696  21.80%  $ 33,804,999  16.03%



1 Percentage based upon outstanding balance. Delinquency balances outstanding excludes finance contracts  where  the  underlying  vehicle  is repossessed, where a dealer (seller) buyback is expected,  where  a  skip  claim  is  paid  and  where  a  primary  insurance  claim is filed.
2  As  of  December  31,  1997,  aging  was  calculated based on number of days past due using categories  30-59  days  past  due,  60-89  days  past  due,  and  90  days past due and over.

                                    -- 29 --

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

                                    -- 30 --

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

     Because of the Company's limited operating history, its finance contract portfolio is somewhat unseasoned. This effect on the delinquency statistics can be observed in the comparison of 1998 versus 1997 delinquency percentages since the portfolio is tangibly more seasoned as of December 31, 1998. Accordingly, delinquency and charge-off rates in the portfolio may not fully reflect the rates that may apply when the average holding period for finance contracts in the portfolio is longer. Increases in the delinquency and/or charge-off rates in the portfolio would adversely affect the Company's ability to obtain credit or securitize its receivables.


REPOSSESSION  EXPERIENCE  -  STATIC  POOL  ANALYSIS

     Because the Company's finance contract portfolio is continuing to grow, management does not manage losses on the basis of a percentage of the Company's finance contract portfolio, because percentages can be favorably affected by large balances of recently acquired finance contracts. Management monitors actual dollar levels of delinquencies and charge-offs and analyzes the data on a "static pool" basis.

     The following tables provide static pool repossession frequency analysis in dollars of the Company's portfolio from inception through December 31, 1998. All finance contracts have been segregated by quarter of acquisition. All repossessions have been segregated by the quarter in which the repossessed contract was originally acquired by the Company. Cumulative repossessions equals the ratio of repossessions as a percentage of finance contracts acquired for each segregated quarter. Annualized repossessions equals an annual equivalent of the cumulative repossession ratio for each segregated quarter. This table provides information regarding the Company's repossession experience over time. For example, recently acquired finance contracts demonstrate very few repossessions because properly underwritten finance contracts to sub-prime consumers generally do not normally default during the initial term of the contract. Between approximately one year and 18 months of seasoning, frequency of repossessions on an annualized basis appear to reach a plateau. Based on industry statistics and the performance experience of the Company's finance contract portfolio, the Company believes that finance contracts seasoned in excess of approximately 18 months will start to demonstrate declining repossession frequency. The Company believes this may be due to the fact that the borrower perceives that he or she has equity in the vehicle. The Company also believes that the finance contracts generally amortize more quickly than the collateral depreciates, and therefore losses and/or repossessions will decline over time.
                                    -- 31 --



ALL  INCLUSIVE(3)
                                           Repossession Frequency
                                           ----------------------

     Year and        Principal Balance at
     Quarter of   Default of Failed Loans by    Cumulative      Annualized    Principal Balance of
     Acquisition       Quarter Acquired       Percentage (1)  Percentage (2)   Contracts Acquired
     -----------  --------------------------  --------------  --------------  --------------------
     1994
  1  Q3. . . . .                      22,046          21.79%           4.84%               101,161
  2  Q4. . . . .                     631,460          25.90%           6.10%             2,437,674
     1995
  3  Q1. . . . .                   1,860,450          29.48%           7.37%             6,310,421
  4  Q2. . . . .                   1,796,859          29.03%           7.74%             6,190,596
  5  Q3. . . . .                   2,185,377          30.19%           8.62%             7,239,813
  6  Q4. . . . .                   4,110,940          33.73%          10.38%            12,188,863
     1996
  7  Q1. . . . .                   5,159,590          33.37%          11.12%            15,460,823
  8  Q2. . . . .                   6,515,618          35.18%          12.79%            18,520,410
  9  Q3. . . . .                   7,376,986          26.25%          10.50%            28,098,899
 10  Q4. . . . .                   7,904,067          32.34%          14.37%            24,442,500
     1997
 11  Q1. . . . .                  10,860,604          31.14%          15.57%            34,875,869
 12  Q2. . . . .                  10,014,174          28.36%          16.21%            35,305,817
 13  Q3. . . . .                   7,843,269          22.65%          15.10%            34,629,616
 14  Q4. . . . .                   7,045,633          15.97%          12.78%            44,120,029
     1998
 15  Q1. . . . .                   3,555,380          11.94%          11.94%            29,775,406
 16  Q2. . . . .                   1,928,715           8.42%          11.22%            22,916,849
 17  Q3. . . . .                     596,547           2.54%           5.07%            23,518,889
 18  Q4. . . . .                      72,917           0.17%           0.68%            43,185,824
     -----------  --------------------------  --------------  --------------  --------------------


(1)     For  each  quarter,  cumulative  loss frequency equals the gross principal loss divided by the  gross  amount  financed  of  the  contracts  acquired  during  that  quarter.
(2)     Annualized  loss  frequency  converts  cumulative  loss  frequency  into  an  annual equivalent  (e.g.  for  Q4  1997,  principal  balance  of  $7,045,633  in  losses  divided by
     $44,120,029  in  amount  financed  of  the  contracts  acquired,  divided  by  5  quarters outstanding  times  4  equals  an  annual  loss  frequency  of  12.78%).
(3)     Included are the loan that were repossessed, paid by customers' primary insurance, paid by skip  claim,  paid  by  dealer  and  charged  off  due  to  certain  reasons.



                                    -- 32 --


REPO  AND  SKIP(3)
                                              Repossession Frequency
                                              ----------------------


     Year and      Principal Balance at
     Quarter of   Default of Failed Loans    Cumulative      Annualized    Original Principal Balance of
     Acquisition    by Quarter Acquired    Percentage (1)  Percentage (2)       Contracts Acquired
     -----------  -----------------------  --------------  --------------  -----------------------------
     1994
  1  Q3. . . . .                   22,046          21.79%           4.84%                        101,161
  2  Q4. . . . .                  618,987          25.39%           5.97%                      2,437,674
     1995
  3  Q1. . . . .                1,697,362          26.90%           6.72%                      6,310,421
  4  Q2. . . . .                1,670,219          26.98%           7.19%                      6,190,596
  5  Q3. . . . .                1,977,491          27.31%           7.80%                      7,239,813
  6  Q4. . . . .                3,732,028          30.62%           9.42%                     12,188,863
     1996
  7  Q1. . . . .                4,754,416          30.75%          10.25%                     15,460,823
  8  Q2. . . . .                5,891,044          31.81%          11.57%                     18,520,410
  9  Q3. . . . .                6,495,843          23.12%           9.25%                     28,098,899
 10  Q4. . . . .                7,146,990          29.24%          13.00%                     24,442,500
     1997
 11  Q1. . . . .                9,722,823          27.88%          13.94%                     34,875,869
 12  Q2. . . . .                9,024,012          25.56%          14.61%                     35,305,817
 13  Q3. . . . .                6,953,128          20.08%          13.39%                     34,629,616
 14  Q4. . . . .                6,207,960          14.07%          11.26%                     44,120,029
     1998
 15  Q1. . . . .                3,063,194          10.29%          10.29%                     29,775,406
 16  Q2. . . . .                1,687,608           7.36%           9.82%                     22,916,849
 17  Q3. . . . .                  476,224           2.02%           4.05%                     23,518,889
 18  Q4. . . . .                   14,594           0.03%           0.14%                     43,185,824
     -----------  -----------------------  --------------  --------------  -----------------------------

(1)     For  each  quarter,  cumulative  loss  frequency  equals  the  gross  principal  loss divided by the  gross  amount  financed  of  the  contracts  acquired  during  that  quarter.
(2)     Annualized  loss  frequency  converts  cumulative  loss  frequency  into  an  annual equivalent  (e.g.  for  Q4  1997,  principal  balance  of  $6,207,960  in  losses  divided  by
     $44,120,029  in  amount  financed  of  the  contracts  acquired,  divided  by  5  quarters outstanding  times  4  equals  an  annual  loss  frequency  of  11.26%).
(3)     Included  are  the  loan  that  were  repossessed,  and  paid  by  skip  claim






NET  LOSS  PER  REPOSSESSION

     Upon initiation of the repossession process, it is the Company's intent to complete the liquidation process as quickly as possible. The majority of repossessed vehicles are sold at wholesale auction. The Company is responsible for the costs of repossession, transportation and storage. The Company's net charge-off per repossession equals the unpaid balance less the auction proceeds (net of associated costs) and less proceeds from insurance claims. As less of the Company's finance contracts are acquired with credit deficiency insurance, the Company expects its net loss per repossession to increase. The following table demonstrates the net charge-off per repossessed automobile since inception.
                                    -- 33 --




                                                                                   Loans
                                                                   Loans with     Without
From August 1, 1994 (Inception) to December 31, 1998                Default       Default
                                                                   Insurance     Insurance     All Loans
                                                                  ------------  ------------  ------------
Number of finance contracts acquired                                                               33,371
Number of vehicles repossessed . . . . . . . . . . . . . . . . .        5,829         2,137         7,966
Repossessed units disposed of. . . . . . . . . . . . . . . . . .        3,220         1,237         4,457
Repossessed units awaiting disposition (1) . . . . . . . . . . .        2,609           900         3,509
Cumulative gross charge-offs (2) . . . . . . . . . . . . . . . .  $32,348,617   $12,981,206   $45,329,823
Costs of repossession (2). . . . . . . . . . . . . . . . . . . .    1,481,622       537,234     2,018,856
Proceeds from auction, physical damage insurance and refunds (2)   18,655,226     7,716,412    26,371,361
                                                                  ------------  ------------  ------------
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $15,175,013   $ 5,802,028   $20,977,317
Deficiency insurance settlement received (2) . . . . . . . . . .    9,024,588             0     9,024,588
                                                                  ------------  ------------  ------------
Net charge-offs (2). . . . . . . . . . . . . . . . . . . . . . .  $ 6,150,425   $ 5,802,028   $11,952,730
                                                                  ===========    ==========   ============
Net charge-offs per unit disposed. . . . . . . . . . . . . . . .  $     1,910   $     4,691   $     2,682
Net loss as a percentage of cumulative gross charge-offs . . . .        46.91%        44.70%        46.28%
Recoveries as a percentage of cumulative gross charge-offs (3) .        80.99%        55.30%        73.63%
----------------------------------------------------------------  ------------  ------------  ------------

1  The  vehicles  may have been sold at auction; however The Company might not have received all insurance proceeds  as  of  December  31,  1998.
2  Amounts  are  based  on  actual  liquidation  and  repossession proceeds (including insurance proceeds)
received  on  units  for  which  the  repossession  process  had  been  completed as of December 31, 1998.
3  Not  including  the  costs  of  repossession  which  are  reimbursed  by  the  securitization  trusts.




LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company requires access to significant sources and amounts of cash to fund its operations and to acquire and securitize finance contracts. The Company's primary operating cash requirements include the funding of (i) the acquisition of finance contracts prior to securitization, (ii) the initial cash deposits to reserve accounts in connection with the warehousing and securitization of contracts in order to obtain such sources of financing, (iii) fees and expenses incurred in connection with the warehousing and securitization of contracts and (iv) ongoing administrative and other operating expenses. The Company has traditionally obtained these funds in three ways: (a) loans and warehouse financing arrangements, pursuant to which acquisition of finance contracts are funded on a temporary basis; (b) securitizations or sales of finance contracts, pursuant to which finance contracts are funded on a permanent basis; and (c) general working capital, which if not obtained from operations, may be obtained through the issuance of debt or equity. Failure to procure funding from all or any one of these sources could have a material adverse effect on the Company.

     Since early February 1999, the Company's management has been attempting to procure alternative sources of funding and other strategic alternatives, in order to mitigate the situation with Dynex. The Company is currently in discussions with several investment bankers and direct sources regarding such alternatives which may include joint ventures, or changes in control of the Company. While management hopes that an alternative opportunity will be consummated, the Company has suspended acquisitions and dispositions of finance contracts until alternative funding sources are obtained, however, there can be no assurance that such funding will be obtained. As a consequence, the Company expects to report a loss for the first quarter of 1999 and will not pay the quarterly dividend on its preferred stock otherwise payable on March 31, 1999. Unless financing or other strategic alternatives are found the Company may not continue its business of originating loans and would take steps to reduce its personnel and operating expenses associated with such activities. Also, parties to the Company's various securitization transactions could request that the Company surrender servicing, although management does not believe such parties have the right to terminate servicing under the respective agreements. The
Company  expects  to  continue  its  servicing  operations.

                                    -- 34 --

     Management believes the Company has sufficient liquidity to meet its obligations and continue its servicing activities for a reasonable period of time.

     Cash Flows. Significant cash flows related to the Company's operating activities include the use of cash for purchases of finance contracts, and cash provided by payments on finance contracts, collections on retained interests and sales of finance contracts. Net cash provided by operating activities totaled $4.9 million during the year ended December 31, 1998.

     Significant activities comprising cash flows from investing activities include proceeds from disposal of collateral. Cash flows from financing activities include reduction of revolving credit facilities $7.6 million, proceeds from borrowings $10.5 million, and public offering of preferred stock $9.6 million.

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

     On June 10, 1998, the Company and Dynex Capital, Inc., ("Dynex") entered into an arrangement whereby the Company obtained a commitment from Dynex to purchase all currently warehoused and future automobile finance contract acquisitions through at least May 31, 1999 (the "Funding Agreement"). The terms of the Funding Agreement were modified on June 30, October 20, and October 28, 1998. Under the prior terms of the Funding Agreement, the Company transferred finance contracts to AutoBond Master Funding Corporation V ("Master Funding V"), a qualified unconsolidated special purpose subsidiary, and Dynex provided credit facilities in the amount equal to 104% of the unpaid principal balance of the finance contracts (the "Advance Rate"), the proceeds of such facilities are received by the Company. Under the modified terms of the Funding Agreement, the Advance Rate was reduced from 104% to 88% for an interim period (the "Interim Period") ending on the earlier of (a) December 31, 1998 and (b) the settlement date of a securitization by Dynex of any finance contracts originated by the Company. At the end of the Interim Period, the Advance Rate will revert to 104% and Dynex was to advance to Master Funding V an additional amount equal to 16% of the unpaid principal balance of finance contracts financed by Dynex during the Interim Period, less any amounts that otherwise would have been paid as principal on the Notes (as defined below) during such period. Advances under the Funding Agreement were limited to $25 million per month after June 1998 until the commitment termination date. Under the modified terms of the Funding Agreement, the commitment terminates on July 31, 1999 (provided that 90 days' prior written notice from Dynex is given), or if such notice is not given, July 31, 2000. At the Company's option the commitment termination date can be extended an additional four months to November 30, 1999 (provided that 90 days' prior written notice to Dynex is given), or if such notice is not given, November 30, 2000. Advances under the Funding Agreement are evidenced by Class A and Class B Notes (collectively, the "Notes") issued by Master Funding V to Dynex. The Class A Notes were issued in a principal amount equal to 94.0% of the unpaid principal balance of the finance contracts (88.0% for advances funded during the Interim Period) and bear interest at a rate equal to 190 basis points over the corporate bond equivalent yield on the three-year Treasury note on the closing date for each such advance (equal to an average of 7.02% as of December 31, 1998); provided however, that during the Interim Period, the interest rate on the Company's Class A Notes will equal One-Month LIBOR plus 1.50%. The Class B Notes are issued in a principal amount equal to 10.0% of the unpaid principal balance of the finance contracts (0.0% for advances funded during the Interim Period) and bear interest at a rate equal to 16% per annum. The Company retains a subordinated interest in the pooled finance contracts. Transfers of finance contracts to the qualified special purpose entities have been recognized as sales under SFAS No. 125. At December 31, 1998, advances by Dynex under the Funding Agreement totaled $ 155 million. See "Recent Developments" and "Legal Proceedings".

                                    -- 35 --

     William O. Winsauer, Chief Executive Officer and Chairman of the Board of Directors of the Company (the "Board"), Adrian Katz, Chief Operating Officer, Chief Financial Officer and Vice Chairman of the Board and John S. Winsauer, Secretary and a member or the Board (collectively, the "Shareholders"), entered into a Stock Option Agreement (the "Option Agreement") with Dynex Holding wherein the Shareholders granted to Dynex Holding the Option to purchase all of the shares of the Company's common stock owned by the Shareholders, (approximately 85% of the Company's current outstanding common stock) at a price of $6.00 per share. The Option may be exercised in whole and not in part at anytime up to and including July 31, 1999. If the Company elects to exercise its option to extend the commitment termination date, the expiration date of the Option shall be extended to match the commitment termination date. In the event that Dynex Holding exercises its Option, the exercise price of the Option will be payable in shares of a newly issued series of convertible preferred stock of Dynex ("Dynex Preferred"). The number of Dynex Preferred shares to be issued will be equal to the product of the number of shares of the Company's common stock subject to the Option and $6.00, divided by 115% of the average of the closing prices per share of the common stock of Dynex ("Dynex Common") for the ten consecutive trading days ending immediately prior to the exercise of the Option. Upon exercise of the Option, Dynex Holding will deliver to each of the Shareholders 80% of his pro rata share of the Dynex Preferred shares, with the balance to be held by Dynex Holding subject to certain terms and conditions contained in the Option Agreement and in each Shareholder's employment agreement with Dynex. The Dynex Preferred will pay dividends at 9% per annum and be convertible into shares of Dynex Common at an Initial conversion rate of one to one. See "Recent Developments" and "Legal Proceedings"

     The Company and its wholly owned subsidiary, AutoBond Funding Corporation II, entered into a $50 million revolving warehouse facility (the "Daiwa Facility") with Daiwa Finance Corporation ("Daiwa") effective as of February 1, 1997. Advances under the Daiwa Facility matured on the earlier of 120 days following the date of the advance or March 31, 1998. The proceeds from the borrowings under the Daiwa Facility were used to acquire finance contracts and to make deposits to a reserve account. The Daiwa Facility was collateralized by the finance contracts acquired with the outstanding advances. Interest was payable upon maturity of the advances and accrued at the lesser of (x) 30 day LIBOR plus 1.15% or (y) 11% per annum. The Company had no credit availability under the Daiwa facility after March 31, 1998 and the total amount outstanding was repaid in July 1998 through the Dynex funding agreement.

     On December 31, 1997, the Company entered into a similar warehouse/securitization arrangement with Credit Suisse First Boston Mortgage Capital L.L.C. ("CSFB"), whereby $12.5 million of finance contracts were sold to a qualifying unconsolidated special purpose subsidiary, AutoBond Master Funding Corporation II. These finance contracts secured variable funding notes in the initial amount of $11.3 million, which were repaid through the Dynex funding agreement on June 30, 1998.

     On March 31, 1998, the Company entered into a warehouse/securitization arrangement with Infinity Investors Limited ("Infinity"), whereby $7.2 million of finance contracts were sold to a qualifying unconsolidated special purpose subsidiary, AutoBond Master Funding Corporation IV. These finance contracts secured variable funding notes in the initial amount of $6.5 million, increasing up to $10 million. These variable funding notes bore interest at 10% per annum through May 31, 1998 and thereafter at 17% per annum. These notes were repaid through the Dynex funding agreement on June 30, 1998. In connection with the transaction with Infinity, the Company issued a warrant to purchase up to 100,000 shares of common stock, at an exercise price of $8.73 per share.
                                    -- 36 --

Notes  Payable  and  Non-Recourse  Debt



     The  following  amounts  are  included  in  notes  payable  and  non-recourse  debt  as of:


                                                                    December 31,   December 31,
                                                                        1997           1998
                                                                    -------------  -------------

Non-recourse notes payable, collateralized by Class B Certificates  $   7,783,219  $   3,185,050
Subordinated notes payable . . . . . . . . . . . . . . . . . . . .              -      7,143,628
Convertible notes payable. . . . . . . . . . . . . . . . . . . . .      2,000,000      3,000,000
Other notes payable. . . . . . . . . . . . . . . . . . . . . . . .         57,824         23,342
                                                                    -------------  -------------
                                                                    $   9,841,043  $  13,352,020
                                                                    -------------  -------------




     Pursuant to an agreement (the "Securities Purchase Agreement") entered into on June 30, 1997, the Company issued by private placement $2,000,000 in aggregate principal amount of senior secured convertible notes ("convertible notes"). Interest is payable quarterly at a rate of 18% per annum until maturity on June 30, 2000. The convertible notes, collateralized by the retained interest in securitizations from the Company's first four securitizations, are convertible into shares of common stock of the Company upon the earlier to occur of (x) an event of default on the convertible notes and (y) June 30, 1998, through the close of business on June 30, 2000, subject to prior redemption. The Company paid off the convertible notes in February 1998. Also pursuant to the Securities Purchase Agreement, the Company issued warrants which upon exercise allow the holders to purchase up to 200,000 shares of common stock at $4.225 per share. The warrants are exercisable to the extent the holders thereof purchase up to $10,000,000 of the Company's subordinated asset-backed securities before June 30, 1998. The holders purchased $5,800,000 of subordinated asset-backed securities. The total value assigned to these warrants was approximately $154,000 which is included as an adjustment of the gain (loss) on sale of the related finance contracts.

     In January 1998, the Company privately placed with BancBoston Investments, Inc. ("BancBoston") $7,500,000 in aggregate principal amount of its 15% senior subordinated convertible notes (the "Subordinated Notes"). Interest on the Subordinated Notes is payable quarterly until maturity on February 1, 2001. The Subordinated Notes are convertible at the option of the holder for up to 368,462 shares of common stock of the Company, at a conversion price of $3.30 per share, subject to adjustment under standard anti-dilution provisions. In the event of a change of control transaction, the holder of the Subordinated Notes may require the Company to repurchase the Subordinated Notes at 100% of the principal amount plus accrued interest. The Subordinated Notes are redeemable at the option of the Company on or after July 1, 1999 at redemption prices starting at 105% of the principal amount, with such premium reducing to par on and after November 1, 2000, plus accrued interest. The Subordinated Notes were issued pursuant to an Indenture, dated as of January 30, 1998 (the "Indenture") between the Company and BankBoston, N.A., as agent. The Indenture contains certain restrictive covenants including (i) a consolidated leveraged ratio not to exceed 2 to 1 (excluding non-recourse warehouse debt and securitization debt), (ii) limitations on restricted payments such as dividends (but excluding, so long as no event of default has occurred under the Indenture, dividends or distributions on the preferred stock of the Company), (iii) limitations on sales of assets other than in the ordinary course of business and (iv) certain financial covenants, including a minimum consolidated net worth of $12 million (plus proceeds from equity offerings), a minimum ratio of EBITDA to interest of 1.5 to 1, and a maximum cumulative repossession ratio of 27%. Events of default under the Indenture include failure to pay, breach of covenants, cross-defaults in excess of $1 million or material breach of representations or covenants under the purchase agreement with BancBoston. Net proceeds from the sale of the subordinated notes were used to pay short-term liabilities, with the remainder available to provide for the repayment of the Company's 18% Convertible Secured Notes and for working capital. The Company capitalized debt issuance costs of $594,688, and recorded a discount of $507,763 on the debt representing the value of the warrants issued. The debt issuance cost and discount is being amortized as interest expense on the interest method through February 2001.

                                    -- 37 --

     Due  principally  to  the  impairment  of  the  Company's  interest  in securitizations, the Company was in breach, as of September 30, 1998, of the minimum net worth and the minimum ratio of earnings to interest covenants contained in the Indenture. On November 13, 1998, the Company received a waiver of such covenants from BankBoston, N.A. At December 31, 1998 the Company did not meet certain of its financial covenants, which failure constitutes an event of Default on the Subordinate Notes. The ability of the company to meet such covenants is dependant upon future earnings. The Company has made all payments due on its Subordinated Notes and expects to continue to meet such obligations. The Subordinated Notes have not been formally accelerated by BankBoston; however if such acceleration were made, BankBoston could declare such amounts immediately due.

     On June 10, 1998, the Company sold to Dynex at par $3 million of the Company's 12% Convertible Senior Notes due 2003 (the "Senior Notes"). Interest on the Senior Notes is payable quarterly in arrears, with the principal amount due on June 9, 2003. The Senior Notes may be converted at the option of Dynex on or before May 31, 1999 into shares of the Company's common stock at a conversion price of $6.00 per share. Demand and "piggyback" registration rights with respect to the underlying shares of common stock were granted. Dynex claims that the Senior Notes are now in default due, among other things, to the impairment of the Stock Option, an assertion which the Company disputes. The Company has made all payments due on the Senior Notes and expects to continue to meet such obligations. See "Recent Developments".

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

                                    -- 38 --

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

     The Company has engaged counsel who is presently performing the deal-by-deal analysis of the structural and legal integrity of these transactions and resolve the concerns raised by Moody's. In the meantime, the Company has been notified by the trustees on certain of the securitizations that the action of Moody's and the alleged causes constituted events of servicer termination under such transactions. The trustees have threatened to remove the Company as servicer on certain transactions, and have withheld servicing fees due to the Company. Since the Company is of the view that no events of servicing termination have occurred and that the transactions documents did not intend for servicing compensation to the Company to be cut off where the cause of an event of default is due to the actions of Progressive and LSE (the former servicer), the Company is seeking to resolve those issues to the satisfaction of all parties.


     Equity Offerings. In February 1998, the Company completed the underwritten public offering of 1,125,000 shares of its 15% Series A Cumulative Preferred Stock (the "Preferred Stock"), with a liquidation preference of $10 per share. The price to public was $10 per share, with net proceeds to the Company of approximately $10,386,000. Such net proceeds have been utilized for working capital purposes, including the funding of finance contracts. Dividends on the Preferred Stock are cumulative and payable quarterly on the last day of March, June, September and December of each year, commencing on June 30, 1998, at the rate of 15% per annum. After three years from the date of issuance, the Company may, at its option, redeem one-sixth of the Preferred Stock each year, in cash at the liquidation price per share (plus accrued and unpaid dividends), or, if in Common Stock, that number of shares equal to $10 per share of Preferred Stock to be redeemed, divided by 85% of the average closing sale price per share for the Common Stock for the 5 trading days prior to the redemption date. The Preferred Stock is not redeemable at the option of the holder and has no stated maturity.

     If dividends on the Preferred Stock are in arrears for two quarterly dividend periods, holders of the Preferred Stock will have the right to elect two additional directors to serve on the Company's Board until such dividend arrearage is eliminated. In addition, certain changes that could materially affect the holders of Preferred Stock, such as a merger of the Company, cannot be made without the affirmative vote of the holders of two-thirds of the shares of Preferred Stock, voting as a separate class. The Preferred Stock ranks senior to the Common Stock with respect to the payment of dividends and amounts upon liquidation, dissolution or winding up. As of December 31, 1998, Preferred Stock dividends were current, but the dividend will not be paid for the first quarter of 1999.

     On May 20, 1998, the Company and Promethean Investment Group, L.L.C. ("Promethean") entered into a common stock investment agreement (the "Investment Agreement") and related registration rights agreement whereby Promethean agreed to purchase from the Company, on the terms and conditions outlined below, up to $20 million (subject to increase up to $25 million at Promethean's option) of the Company's common stock. The Company must deliver a preliminary notice of its intention to require Promethean to purchase its common shares at least ten but not more than thirty days prior to the Company's delivery of its final notice. The Company may only deliver such final notice if (i) the dollar volume-

                                    -- 39 --
weighted price of its common stock reported on the business day of such final notice is at least $3.25 per share, (ii) at all times during the period beginning on the date of delivery of the preliminary notice and ending on and including the closing date (a) a registration statement covering the resale of no less than 150% of the shares to be sold to Promethean under the Investment Agreement has been declared and remains effective and (b) shares of the Company's common stock are at such time listed on a major national securities exchange, and (iii) the Company has not delivered another final notice to Promethean during the preceding twenty-five business days preceding delivery of such final notice. Following receipt of a final notice, Promethean's purchase obligation will equal the lowest of: (i) the amount indicated in such final notice, (ii) $5,000,000 and (iii) 20% of the aggregate of the daily trading dollar volume on the twenty consecutive business days following delivery of the put notice. Promethean may, in its sole discretion, increase the amount purchasable in the preceding sentence by 125%. Promethean must conclude all required purchases of common shares within twenty-five business days of receipt of the final notice. The purchase price for the Company's shares will be equal to 95% of the lowest daily dollar volume-weighted average price during the six consecutive trading days ending on and including the date of determination. Promethean's obligation to purchase shares under the Investment Agreement shall end either upon the mutual consent of the parties or automatically upon the earliest of the date (a) on which total purchases by Promethean under the Investment Agreement total $20,000,000, (b) which is two years after the effective date of the registration statement relating to the common stock covered by the Investment Agreement, or (c) which is twenty-seven months from the date of the Investment Agreement. In consideration of Promethean's obligations under the Investment Agreement, the Company paid $527,915 in cash on August 19, 1998, which was treated as an investment in a common stock agreement.

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


Impact  of  New  Accounting  Pronouncements

     In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires than an entity recognize all derivatives as either assets or liabilities in its balance sheet and that it measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) is dependent upon the intended use of the derivative and the resulting designation. SFAS No. 133 generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (2) the earnings effect of the hedged forecast transaction. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, although earlier application is encouraged. The Company plans to comply with the provisions of SFAS No. 133 upon its initial use of derivative instruments. As of December 31, 1998, no such instruments were being utilized by the Company.
                                    -- 40 --

     The Company does not believe the implementation of SFAS No. 133 will have a material effect on its consolidated financial statements.



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



ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK


     Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest and currency exchange rates and in equity and commodity prices. Market risk is inherent to both derivative and non-derivative financial instruments. The Company's market risk management procedures include all market risk sensitive financial instruments. The Company has no derivative financial instruments, exposure to currency exchange rates nor commodity risk exposure.

     The Company's debt is all fixed rate and the Company's earnings and cash flows from retained interests in securitization and finance contracts, which are at fixed rates, are not impacted by changes in market interest rates. The Company manages market risk by striving to balance its finance contract origination activities with its ability to sell such contracts in a short period of time. Changes in market value of its finance contracts and retained interests may increase or decrease due to pre-payments and defaults influenced by changes in market conditions and the borrowers' financial condition.



ITEM  8.          FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA


     Financial  statements  are  set forth in this report beginning at page F-1.



                                    -- 41 --

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     Please refer to the discussion contained in the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1998.

                                    -- 42 --

                                    --------
                                    PART III
                                    --------


ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT


     This information will be contained in the Company's definitive Proxy Statement with respect to the Company's Annual meeting of Shareholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company's fiscal year, and is hereby incorporated above reference thereto.

     No person who, at any time during the fiscal year ended December 31, 1998, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, or any other person subject to Section 16 of the Exchange Act with respect to the Company because of the requirements of Section 30 of the Investment Company Act ("reporting person") has failed to file or is delinquent in filing the forms and reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 1998 or prior fiscal years.



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

                                    -- 43 --

                                     -------
                                     PART IV
                                     -------



ITEM  14.             EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM
8-K


     The  following  documents  are  filed  as  part  of  this  Form  10-K:

1.     Financial  Statements

          Report  of  Independent  Accountants  -  Deloitte  &  Touche  LLP

          Report  of  Independent  Accountants  -  Coopers  &  Lybrand,  LLP

          Financial  Statements
               Consolidated  Balance  Sheets

               Consolidated  Statements  of  Operations and Comprehensive Income

               Consolidated  Statements  of  Shareholders'  Equity

               Consolidated  Statements  of  Cash  Flows

               Notes  to  the  Consolidated  Financial  Statements



                                    -- 44 --


2.     Exhibits


EXHIBIT NO..  DESCRIPTION OF EXHIBIT
------------  ------------------------------------------------------------------------------------------
3.1 (1). . .  Restated Articles of Incorporation of the Company
3.2 (1). . .  Amended and restated Bylaws of the Company
4.1 (1). . .  Specimen Common Stock Certificate
10.1 (1) . .  Amended and Restated Loan Origination, Sale and Contribution Agreement dated as of
              December 15, 1995 by and between the Company and AutoBond Funding Corporation I
10.2 (1) . .  Security Agreement dated as of May 21, 1996 among AutoBond Funding Corporation II, the Company and Norwest Bank Minnesota, National Association
10.3 (1) . .  Credit Agreement and Side Agreement, dated as of May 21, 1996 among AutoBond
              Funding Corporation II, the Company and Peoples Life Insurance Company
10.4 (1) . .  Servicing  Agreement dated as of May 21, 1996 among AutoBond Funding Corporation II,
              CSC Logic/MSA L.L.P., doing business  as "Loan  Servicing  Enterprise", the Company and Norwest Bank Minnesota, National Association
10.5 (1) . .  Loan Acquisition Sale and Contribution Agreement dated as of May 21, 1996 by and between the Company and AutoBond Funding Corporation II
10.6 (1) . .  Second Amended and Restated Secured Revolving Credit Agreement dated as of July 31,
              1995 between Sentry Financial Corporation and the Company
10.7 (1) . .  Management Administration and Services Agreement dated as of January 1, 1996 between the Company and AutoBond, Inc.
10.8 (1) . .  Employment Agreement dated November 15, 1995 between Adrian Katz and the Company
10.9 (1) . .  Employment Agreement effective as of May 1, 1996 between William O. Winsauer and the
              Company
10.10 (1). .  Vender's Comprehensive Single Interest Insurance Policy and Endorsements, issued by
              Interstate Fire & Casualty Company
10.11 (1). .  Warrant to Purchase Common Stock of the Company dated March 12, 1996
10.12 (1). .  Employee Stock Option Plan
10.13 (1). .  Dealer Agreement dated November 9, 1994, between the Company and Charlie Thomas
              Ford, Inc.
10.14 (1). .  Automobile Loan Sale Agreement, dated as of September 30, 1996, among the Company,
              First Fidelity Acceptance Corp., and Greenwich Capital Financial Products, Inc.
10.15 (2). .  Servicing Agreement, dated as of January 29, 1997, between CSC LOGIC/MSA L.P.P., doing business as "Loan Servicing Enterprise" and the Company
10.16 (2). .  Credit Agreement, dated as of February 1, 1997, among AutoBond Funding Corporation II, the Company and Daiwa Finance Corporation
10.17 (2). .  Security Agreement, dated as of February 1, 1997, by and among AutoBond Funding
              Corporation II, the Company and Norwest Bank Minnesota, National Association
10.18 (2). .  Automobile Loan Sale Agreement, dated as of March 19, 1997, by and between Credit
              Suisse First Boston Mortgage Capital L.L.C., a Delaware limited liability company, and the
              Company
10.19 (3). .  Automobile Loan Sale Agreement, dated as of March 26, 1997, by and between Credit
              Suisse First Boston Mortgage Capital L.L.C., a Delaware limited liability company, and the
              Company
10.20 (4). .  Credit Agreement, dated as of June 30, 1997, by and among AutoBond Master Funding
              Corporation, the Company and Daiwa Finance Corporation
10.21 (4). .  Amended and Restated Trust Indenture, dated as of June 30, 1997, among AutoBond
              Master Funding Corporation, AutoBond Acceptance Corporation and Norwest Bank
              Minnesota, National Association.
10.22 (4). .  Securities Purchase Agreement, dated as of June 30, 1997, by and among the Company,
              Lion Capital Partners, L.P. and Infinity Emerging Opportunities Limited.
10.23 (6). .  Credit Agreement, dated as of December 31, 1997, by and among AutoBond Master
              Funding Corporation II, the Company and Credit Suisse First Boston Mortgage Capital
              L.L.C
10.24 (6). .  Trust Indenture, dated as of December 31, 1997, among AutoBond Master Funding
              Corporation II, the Company and Manufacturers & Traders Trust Company
10.25 (6). .  Receivables Purchase Agreement, dated as of December 31, 1997, between Credit Suisse
              First Boston Mortgage Capital L.L.C and the Company
10.26 (6). .  Servicing Agreement, dated as of December 31, 1997, among the Company, AutoBond
              Master Funding Corporation II and Manufacturers & Traders Trust Company
10.27 (6). .  Indenture and Note, dated January 30, 1998, between the Company and Bank Boston, N.A.
10.28 (6). .  Warrant, dated January 30, 1998, issued to BancBoston Investments, Inc.
10.29 (6). .  Purchase Agreement, dated January 30, 1998, between the Company and BancBoston
              Investments, Inc.
10.30 (5). .  Warrant, dated February 2, 1998, issued to Dresner Investments Services, Inc.
10.31 (5). .  Warrant Agreement, dated February 2, 1998, issued to Tejas Securities Group, Inc.
10.32 (5). .  Consulting and Employment Agreement, dated as of January 1, 1998 between Manuel A.
              Gonzalez and the Company
10.33 (5). .  Severance Agreement, dated as of February 1, 1998 between Manuel A. Gonzalez and the
              Company
10.34 (7). .  1998 Stock Option Plan
10.35 (7). .  Third Amendment to the Secured Revolving Credit Agreement dated May 5, 1998 between
              Sentry Financial Corporation and the Company
10.36 (7). .  Warrant, dated March 31, 1998, issued to Infinity Investors Limited
10.37 (7). .  Credit Agreement, dated as of June 9, 1998, by and among AutoBond Master Funding
              Corporation V, the Company, and Dynex Capital, Inc.
10.38 (8). .  Servicing Agreement, dated as of June 9, 1998, by and among AutoBond Master Funding
              Corporation V, the Company, and Dynex Capital, Inc.
10.39 (8). .  Trust Indenture, dated as of June 9, 1998, by and among AutoBond Master Funding
              Corporation V, the Company and Dynex Capital, Inc.
10.40 (9). .  Letter Agreement, dated June 30, 1998 by and between the Company and Dynex Capital,
              Inc.
10.41 (9). .  Letter Agreement dated October 20, 1998 by and between the Company and Dynex Capital,
              Inc.
10.42 (9). .  Letter Agreement dated October 28, 1998 by and between the Company, Dynex Holding,
              Inc., and Dynex Capital, Inc.
21.1 (4) . .  Subsidiaries of the Company
21.2 (6) . .  Additional Subsidiaries of the Company
21.3 . . . .  Additional Subsidiaries of the Company
27.1 . . . .  Financial Data Schedule
------------

1  Incorporated  by  reference  from  the Company's Registration Statement on Form S-1 (Registration No.
333-05359).
2 Incorporated by reference to the Company's 1996 annual report on Form 10-K for the year ended December
31,  1996.
3  Incorporated  by reference to the Company's quarterly report on Form 10-Q for the quarter ended March
31,  1997.
4  Incorporated  by  reference to the Company's quarterly report on Form 10-Q for the quarter ended June
30,  1997.
5 Incorporated by reference to the Company's 1997 annual report on Form 10-K for the year ended December
31,  1997
6  Incorporated  by  reference  from  the Company's Registration Statement on Form S-1 (Registration No.
333-41257).
7  Incorporated  by reference to the Company's quarterly report on Form 10-Q for the quarter ended March
31,  1998
8  Incorporated  by  reference  to  the  Company's  report  on  Form  8-K  filed  on  June  24,  1998
9  Incorporated  by  reference  to  the  Company's  quarterly  report on form 10-Q for the quarter ended
September  30,  1998
--------------------------------------------------------------------------------------------------------



                                    -- 45 --

(b)     Reports  of  Form  8-K

     The Company filed no reports on Form 8-K during the quarter ended December 31, 1998.

                                    -- 46 --

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                 AUTOBOND ACCEPTANCE CORPORATION
                                                  By:    /s/ William O. Winsauer
                                                    ----------------------------
                                      William O. Winsauer, Chairman of the Board
                                                     and Chief Executive Officer



Date:  April  15,  1999

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.




/s/ William O. Winsauer  Chairman of the Board and        April 15, 1999
                         Chief Executive Officer
William O. Winsauer
-----------------------
/s/ Adrian Katz          Vice Chairman of the Board and   April 15, 1999
                         Chief Operating Officer and
Adrian Katz              Chief Financial Officer
-----------------------
/s/ John S. Winsauer     Secretary and Director           April 15, 1999

John S. Winsauer
-----------------------
/s/ Thomas Blinten       Director                         April 15, 1999

Thomas Blinten
-----------------------
/s/Brian O'Neil          Vice President                   April 15, 1999
                         (Principal Accounting Officer)
Brian O'Neil
-----------------------



                                    -- 47 --


                         AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                             Page
                                                                                             ----
Reports of Independent Accountants                                                           F-2

Consolidated Balance Sheets as of December 31, 1997 and 1998                                 F-4

Consolidated Statements of Operations and Comprehensive Income  (loss)for the Years Ended    F-5
December 31, 1996, 1997 and 1998

Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1996, 1997  F-6
and 1998

Consolidated Statements of Cash Flows for the Years Ended December 31, 1996, 1997 and 1998   F-8

Notes to Consolidated Financial Statements                                                   F-9



     All schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements, related notes, or other schedules.

                                    -- F-1 --

                        REPORT OF INDEPENDENT ACCOUNTANTS

Board  of  Directors  and  Shareholders
AutoBond  Acceptance  Corporation  and  Subsidiaries

     We have audited the accompanying consolidated balance sheets of AutoBond Acceptance Corporation and Subsidiaries as of December 31, 1998 and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity and cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AutoBond Acceptance Corporation and Subsidiaries as of December 31, 1998 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

     The accompanying consolidated financial statements for the year ended December 31, 1998 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the termination of the Company's primary source of funding for its acquisition of finance contracts, the ability of a lender to accelerate a debt obligation, the possibility of certain trustees removing the company as servicer on certain transactions, and litigation brought against the company by a preferred stock holder raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Deloitte  &  Touche  LLP

Dallas,  Texas
March 30, 1999 (Except for Note 1 and the last paragraph of Note 14 as to which the date is April 7, 1999)



                                    -- F-2 --

                        REPORT OF INDEPENDENT ACCOUNTANTS

Board  of  Directors  and  Shareholders
AutoBond  Acceptance  Corporation  and  Subsidiaries


     We have audited the accompanying consolidated balance sheets of AutoBond Acceptance Corporation and Subsidiaries as of December 31, 1996 and 1997 and the related consolidated statements of income and comprehensive income, shareholders' equity and cash flows for the years ended December 31, 1996 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     As described in Note 2, the Company implemented Statement of Financial Accounting Standards ("SFAS") No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" as of January 1, 1997. The Company implemented SFAS No. 130, "Reporting Comprehensive Income," for the period ended December 31, 1997.



Coopers  &  Lybrand,  L.L.P.

Austin,  Texas
March  30,  1998

                                    -- F-3 --



                       AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS

                                                                   December 31,
                                                                  --------------
                                                                       1997           1998
                                                                  --------------  ------------
ASSETS
------
Cash and cash equivalents                                         $     159,293   $ 5,170,969
Restricted funds                                                      6,904,264             -
Receivable from Dynex                                                         -     6,573,107
Finance contracts held for sale, net                                  1,366,114       867,070
Collateral acquired, net                                                150,908        70,957
Retained interest in securitizations - Trading                        7,878,306     4,586,908
Retained interest in securitizations - Available for sale            24,138,343     9,286,443
Debt issuance costs                                                     605,847       729,206
Due from affiliates                                                     176,963       396,015
Property, plant, and equipment, net                                   1,148,559     1,187,421
Other assets                                                            681,851     1,463,046
                                                                  --------------  ------------
Total assets                                                      $  43,210,448   $30,331,142
                                                                  ==============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
Notes payable                                                     $   2,057,824   $10,166,969
Non-recourse debt                                                     7,783,219     3,185,050
Revolving credit facilities                                           7,639,201             -
Payables and accrued liabilities                                      3,386,685     1,324,951
Bank overdraft                                                        2,936,883             -
Payable to affiliates                                                   554,233             -
Deferred income taxes                                                 3,504,249       101,800
                                                                  --------------  ------------
Total liabilities                                                 $  27,862,294   $14,778,770
                                                                  --------------  ------------
Commitments and contingencies (Notes 1 and 14 )
Shareholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized;       $           -   $10,856,000
     1,125,000 shares of 15% Series A cumulative preferred
     stock, $10 liquidation preference, issued and outstanding, at December 31, 1998
Common stock, no par value; 25,000,000 shares authorized,                 1,000         1,000
     6,531,311 shares issued and outstanding
Capital in excess of stated capital                                   8,781,669     8,291,481
Due from shareholders                                                   (10,592)      (10,592)
Accumulated other comprehensive income                                1,049,256             -
Retained earnings (accumulated deficit)                               5,526,821    (3,057,602)
Investment in common stock agreement                                          -      (527,915)
                                                                  --------------  ------------
Total shareholders' equity                                           15,348,154    15,552,372
                                                                  --------------  ------------
Total liabilities and shareholders' equity                        $  43,210,448   $30,331,142
                                                                  ==============  ============


     The accompanying notes are an integral part of the consolidated financial statements



                                    -- F-4 --



                             AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                                                  Years Ended December 31,
                                                                                  ------------------------

                                                                    1996          1997           1998
                                                                ------------  ------------  --------------
Revenues:
     Interest income . . . . . . . . . . . . . . . . . . . . .  $ 2,519,612   $ 4,118,795   $   1,498,985
     Gain on sale of finance contracts . . . . . . . . . . . .   12,820,700    18,666,570      17,985,045
     Servicing income. . . . . . . . . . . . . . . . . . . . .      657,950     1,131,142       3,222,669
     Other income (loss) . . . . . . . . . . . . . . . . . . .      388,278      (173,146)        347,779
                                                                ------------  ------------  --------------
               Total revenues. . . . . . . . . . . . . . . . .   16,386,540    23,743,361      23,054,478
                                                                ------------  ------------  --------------

Expenses:
     Provision for credit loss . . . . . . . . . . . . . . . .      412,387       612,715         100,000
     Interest expense. . . . . . . . . . . . . . . . . . . . .    2,382,818     3,879,543       3,117,211
     Salaries and benefits . . . . . . . . . . . . . . . . . .    4,529,006     7,357,284      10,471,615
     General and administrative. . . . . . . . . . . . . . . .    2,331,246     6,075,125       6,782,015
     Impairment of retained interest in securitizations. . . .            -     1,312,234       9,932,169
     Other operating expenses. . . . . . . . . . . . . . . . .    1,119,644     2,005,237       3,422,260
                                                                ------------  ------------  --------------
               Total expenses. . . . . . . . . . . . . . . . .   10,775,101    21,242,138      33,825,270
                                                                ------------  ------------  --------------
Income (loss) before income taxes. . . . . . . . . . . . . . .    5,611,439     2,501,223     (10,770,792)
Provision (benefit) for income taxes . . . . . . . . . . . . .    1,926,553       888,170      (3,626,369)
                                                                ------------  ------------  --------------
Income (loss) before extraordinary loss. . . . . . . . . . . .    3,684,886     1,613,053    (  7,144,423)
Extraordinary loss, net of tax . . . . . . . . . . . . . . . .     (100,000)            -               -
                                                                ------------  ------------  --------------
                       Net income. . . . . . . . . . . . . . .    3,584,886     1,613,053    (  7,144,423)
                       Preferred Stock Dividend. . . . . . . .            -             -      (1,440,000)
                                                                ------------  ------------  --------------
Net income (loss) available to common shareholders. . . . . . . $ 3,584,886   $ 1,613,053     ($8,584,423)
                                                                ============  ============  ==============

Weighted average number of common shares:
               Basic . . . . . . . . . . . . . . . . . . . . .    5,791,189     6,516,056       6,531,311
               Diluted . . . . . . . . . . . . . . . . . . . .    5,809,157     6,965,877       6,531,311
Earnings (loss) per common share:
               Basic . . . . . . . . . . . . . . . . . . . . .  $      0.62   $      0.25          ($1.31)
               Diluted . . . . . . . . . . . . . . . . . . . .  $      0.62   $      0.25          ($1.31)

Net income (loss). . . . . . . . . . . . . . . . . . . . . . .  $ 3,584,886   $ 1,613,053     ($7,144,423)
Other comprehensive income, net of tax:
               Unrealized gain (loss) on retained interest in
               securitizations . . . . . . . . . . . . . . . .            -     1,049,256      (1,049,256)
                                                                ------------  ------------  --------------
Other comprehensive income (loss). . . . . . . . . . . . . . .            -     1,049,256      (1,049,256)
                                                                ------------  ------------  --------------
Comprehensive income (loss). . . . . . . . . . . . . . . . . .  $ 3,584,886   $ 2,662,309     ($8,193,679)
                                                                ============  ============  ==============


         The  accompanying  notes  are  an  integral  part  of  the  consolidated  financial  statements.


                                    -- F-5 --


                       AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                      Year Ended December 31,

                                                         1996         1997          1998
                                                      -----------  -----------  -------------
Preferred stock (Shares):
----------------------------------------------------
  Beginning balance. . . . . . . . . . . . . . . . .           -            -              -
  Issuance of preferred stock in public offering . .           -            -      1,250,000
                                                      -----------  -----------  -------------
  Ending balance . . . . . . . . . . . . . . . . . .           -            -      1,250,000
----------------------------------------------------  -----------  -----------  -------------
Common stock (Shares):
----------------------------------------------------
  Beginning balance. . . . . . . . . . . . . . . . .   5,118,753    6,512,500      6,531,311
  Stock issued pursuant to employee contract . . . .     568,747            -              -
   Issuance of common stock in public offering . . .     825,000            -              -
  Exercise of common stock warrants. . . . . . . . .           -       18,811              -
                                                      -----------  -----------  -------------
  Ending balance . . . . . . . . . . . . . . . . . .   6,512,500    6,531,311      6,531,311
----------------------------------------------------  -----------  -----------  -------------
Preferred stock:
----------------------------------------------------
  Beginning balance. . . . . . . . . . . . . . . . .           -            -              -
  Issuance of preferred stock in public offering . .           -            -     10,856,000
                                                      -----------  -----------  -------------
   Ending balance. . . . . . . . . . . . . . . . . .           -            -   $ 10,856,000
----------------------------------------------------  -----------  -----------  -------------
Common stock (stated capital):
----------------------------------------------------
  Beginning balance. . . . . . . . . . . . . . . . .       1,000        1,000          1,000
                                                      -----------  -----------  -------------
  Ending balance . . . . . . . . . . . . . . . . . .  $    1,000   $    1,000   $      1,000
----------------------------------------------------  -----------  -----------  -------------
Capital in excess of stated capital:
----------------------------------------------------
  Beginning balance. . . . . . . . . . . . . . . . .   2,912,603    8,617,466      8,781,669
  Issuance cost of preferred stock . . . . . . . . .           -            -     (1,201,451)
  Issuance of common stock in public offering. . . .   5,704,863            -              -
  Issuance of common stock warrants. . . . . . . . .           -      164,203        711,263
                                                      -----------  -----------  -------------
  Ending balance . . . . . . . . . . . . . . . . . .  $8,617,466   $8,781,669   $  8,291,481
----------------------------------------------------  -----------  -----------  -------------
Deferred compensation:
----------------------------------------------------
Beginning balance. . . . . . . . . . . . . . . . . .     (62,758)     (11,422)             -
Amortization of deferred compensation. . . . . . . .      51,336       11,422              -
                                                      -----------  -----------  -------------
Ending Balance . . . . . . . . . . . . . . . . . . .  $  (11,422)           -              -
----------------------------------------------------  -----------  -----------  -------------
Due from shareholders:
----------------------------------------------------
Beginning balance. . . . . . . . . . . . . . . . . .    (153,359)    (378,618)       (10,592)
Payments from(to) shareholders . . . . . . . . . . .    (225,259)     368,026              -
                                                      -----------  -----------  -------------
Ending balance . . . . . . . . . . . . . . . . . . .   ($378,618)    ($10,592)      ($10,592)
----------------------------------------------------  -----------  -----------  -------------
Accumulated other comprehensive income, net of tax:
----------------------------------------------------
Beginning balance. . . . . . . . . . . . . . . . . .           -            -      1,049,256
   Other comprehensive income (loss) . . . . . . . .           -    1,049,256     (1,049,256)
                                                      -----------  -----------  -------------
Ending balance . . . . . . . . . . . . . . . . . . .           -    1,049,256              -
----------------------------------------------------  -----------  -----------  -------------
Accumulated deficit:
----------------------------------------------------
   Beginning balance . . . . . . . . . . . . . . . .     328,882    3,913,768      5,526,821
Dividends. . . . . . . . . . . . . . . . . . . . . .           -            -     (1,440,000)
Net income(loss) . . . . . . . . . . . . . . . . . .   3,584,886    1,613,053     (7,144,423)
                                                      -----------  -----------  -------------
Ending balance . . . . . . . . . . . . . . . . . . .  $3,913,768   $5,526,821    ($3,057,602)
----------------------------------------------------  -----------  -----------  -------------

                                    -- F-6 --



                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (CONTINUED)

Investment in common stock agreement:
-------------------------------------
Beginning balance . . . . . . . . . .            -            -            -
Investment in common stock agreement.            -            -     (527,915)
                                       -----------  -----------  ------------
Ending balance. . . . . . . . . . . .            -            -     (527,915)
                                       -----------  -----------  ------------
Total shareholders' equity. . . . . .  $12,142,194  $15,348,154  $15,552,372
                                       ===========  ===========  ============


               The accompanying notes are an integral part of the consolidated financial statements.



                                    -- F-7 --




                                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     YEAR ENDED
                                                                    -------------
                                                                        1996           1997           1998
                                                                    -------------  -------------  -------------
OPERATING ACTIVITIES:
Net Income (Loss). . . . . . . . . . . . . . . . . . . . . . . . .  $  3,584,886   $  1,613,053   $ (7,144,423)
Reconcile net income (loss) to net cash from operating activities
  Amortization of finance contract acquisition discount and. . . .      (358,949)       (11,472)      (126,215)
  insurance
  Amortization of debt issuance costs and discounts. . . . . . . .       497,496        818,481        794,840
  Accretion of retained interest in securitization . . . . . . . .      (154,029)      (546,507)      (127,980)
  Provision for credit loss. . . . . . . . . . . . . . . . . . . .       412,387        612,715        100,000
  Depreciation and amortization. . . . . . . . . . . . . . . . . .        51,336        300,300        484,237
  Impairment of retained interests in securitizations. . . . . . .             -      1,312,234      9,932,169
  Gain on sale of finance contracts. . . . . . . . . . . . . . . .   (12,820,700)   (18,666,570)   (17,985,045)
  Deferred income taxes. . . . . . . . . . . . . . . . . . . . . .     1,876,552        888,171     (2,861,923)
  Restricted funds . . . . . . . . . . . . . . . . . . . . . . . .    (1,298,613)    (3,922,814)     6,904,264
  Finance contracts held for sale, net . . . . . . . . . . . . . .    16,127,169     16,607,446     18,510,304
  Retained interest in securitizations . . . . . . . . . . . . . .   (12,981,441)   (14,250,024)     6,749,327
  Receivable from Dynex. . . . . . . . . . . . . . . . . . . . . .             -              -     (6,573,107)
  Due from affiliates. . . . . . . . . . . . . . . . . . . . . . .        14,899         25,300       (219,052)
  Other assets . . . . . . . . . . . . . . . . . . . . . . . . . .      (329,747)    (1,435,334)    (1,100,794)
  Payables and accrued liabilities . . . . . . . . . . . . . . . .      (361,495)     1,912,098     (2,061,734)
  Payable to affiliates. . . . . . . . . . . . . . . . . . . . . .        10,401        288,235       (554,233)
                                                                    -------------  -------------  -------------
CASH PROVIDED (USED) BY OPERATIONS . . . . . . . . . . . . . . . .    (5,729,848)   (14,454,688)     4,720,635
                                                                    -------------  -------------  -------------
INVESTING ACTIVITIES:
  Proceeds from disposal of collateral . . . . . . . . . . . . . .       646,600        321,870         79,951
  Decrease (increase) in due from shareholder. . . . . . . . . . .      (225,259)       191,062              -
                                                                    -------------  -------------  -------------
CASH PROVIDED BY INVESTING . . . . . . . . . . . . . . . . . . . .       421,341        512,932         79,951
                                                                    -------------  -------------  -------------
FINANCING ACTIVITIES:
  Net (payments) on revolving credit facilities. . . . . . . . . .    (1,150,421)     7,639,201     (7,639,201)
  Payments for debt issue costs. . . . . . . . . . . . . . . . . .      (794,834)      (426,990)      (608,170)
  Proceeds from notes payable. . . . . . . . . . . . . . . . . . .    12,575,248      2,015,150     10,500,000
  Payments on notes payable. . . . . . . . . . . . . . . . . . . .    (5,075,212)    (2,348,740)    (7,162,148)
  Repurchase agreements. . . . . . . . . . . . . . . . . . . . . .    (1,061,392)             -              -
  Decrease in bank overdraft . . . . . . . . . . . . . . . . . . .      (861,063)     2,936,883     (2,936,883)
  Proceeds from public offering of preferred stock, net. . . . . .     5,704,863              -      9,631,407
  Dividends paid on preferred stock. . . . . . . . . . . . . . . .             -              -     (1,440,000)
  Proceeds from issuance of common stock warrants. . . . . . . . .             -        164,203        394,000
  Investment in common stock agreement . . . . . . . . . . . . . .             -              -       (527,915)
                                                                    -------------  -------------  -------------
 CASH PROVIDED BY (USED IN) FINANCING. . . . . . . . . . . . . . .     9,337,189      9,979,707        211,090
                                                                    -------------  -------------  -------------
INCREASE (DECREASE) IN CASH. . . . . . . . . . . . . . . . . . . .     4,028,682     (3,962,049)     5,011,676
BEGINNING CASH BALANCE . . . . . . . . . . . . . . . . . . . . . .        92,660      4,121,342        159,293
                                                                    -------------  -------------  -------------
ENDING CASH BALANCE. . . . . . . . . . . . . . . . . . . . . . . .  $  4,121,342   $    159,293   $  5,170,969
                                                                    =============  =============  =============

             The accompanying notes are an integral part of the consolidated financial statements.

                                    -- F-8 --

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.     Termination  of  Dynex  Funding  Agreement

     AutoBond Acceptance Corporation (the "Company") was incorporated in June 1993 and commenced operations August 1, 1994. The Company and its wholly-owned subsidiaries, AutoBond Funding Corp I ("ABF I"), AutoBond Funding Corp II ("ABF II"), and AutoBond Funding Corp III ("ABF III") (collectively, the "Company"), engage primarily in the business of acquiring, selling or securitizing and servicing automobile installment sale contracts ("finance contracts") originated by franchised automobile dealers. The Company specializes in contracts to consumers who generally have limited access to traditional financing, such as that provided by commercial banks or captive finance companies of automobile manufacturers. The Company purchases contracts directly from automobile dealers or from other originators, with the intent to resell them.

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As discussed herein, the Company's primary source of funding for its acquisition of finance contracts terminated funding in February 1999. In addition, the Company did not meet certain of its financial covenants, which may give a lender the ability to accelerate a debt obligation (see Note 7). Also, as further discussed in Note 14, trustees on certain of the Company's securitizations have notified the Company of alleged events which may constitute events of servicer termination under certain securitization transactions. The trustees have threatened to remove the Company as servicer on certain transactions and, at December 31, 1998, have withheld certain servicing fees due the Company. Also, as discussed in Note 14, the Company has filed litigation against a former deficiency balance insurer concerning unpaid claims for reimbursement of losses incurred by the Company on securitized finance contracts and the Company has been named in litigation brought by a 15% Series A Cumulative Preferred stockholder. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

     The financial statements do not include any adjustments relating to the recoverability of recorded asset amounts or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations. Management is continuing its efforts to obtain additional funds so that the Company can sustain such operations as further described below.

     The Company's primary source for funding its finance contracts during 1998 was Dynex Capital, Inc. ("Dynex"). The Company, at Dynex' request, amended the original financing agreements to accommodate certain of Dynex' liquidity issues. The terms were last modified on October 28, 1998. With respect to new financing requests, since the fourth quarter of 1998 a number of these requests have been funded slower than the prescribed timeframe (2 days) in the financing agreements. The last filled financing request was January 29, 1999. In February 1999, Dynex informed the Company that no further fundings would be made. As a result of Dynex' failure to fund the Company's finance contracts, the Company filed suit in District Court of Travis County demanding performance. Dynex also has purported to accelerate the $3 million Senior Note payable by the Company. The Company disputes the validity of such acceleration.

     Since early February 1999, the Company's management has been attempting to procure alternative sources of funding and other strategic alternatives, in order to mitigate the situation with Dynex. The Company is currently in discussions with several investment bankers and direct sources regarding such alternatives which may include joint ventures, or changes in control of the Company. While management hopes that an alternative opportunity will be consummated, the Company has suspended acquisitions and
                                    -- F-9 --
dispositions of finance contracts until alternative funding sources are obtained, however, there can be no assurance that such funding will be obtained. As a consequence, the Company expects to report a loss for the first quarter of 1999 and will not pay the quarterly dividend on its preferred stock otherwise payable on March 31, 1999. Unless financing or other strategic alternatives are found the Company may not continue its business of originating loans and would take steps to reduce its personnel and operating expenses associated with such activities. Also, parties to the Company's various securitization transactions could request that the Company surrender servicing, although management does not believe such parties have the right to terminate servicing under the respective agreements. The Company expects to continue its servicing operations.

     Management believes the Company has sufficient liquidity to meet its obligations and continue its servicing activities for a reasonable period of time.



2.     Summary  of  Significant  Accounting  Policies


Principals  of  Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.


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

     The Company records the present value of estimated future cash flows in connection with its determination of the carrying value of its retained interest in securitizations. Such estimation considers significant assumptions about the future performance of finance contracts, including prepayments, default rates, collections on repossessions of automobiles, delinquencies and timing of cash receipts. Since such assumptions may not predict actual performance, it is at least reasonably possible that the carrying value of the retained interest in securitizations will be adjusted in the near term and the change could be material to the results of operations.


Risks  and  Uncertainties

     The Company requires access to significant sources and amounts of cash to fund its operations and to acquire and sell or securitize finance contracts. The Company's primary operating cash requirements include the funding of (i) the acquisition of finance contracts, (ii) the initial cash deposits to reserve accounts in connection with the warehousing and securitization of contracts in order to obtain such sources of financing, (iii) fees and expenses incurred in connection with the warehousing and securitization of contracts and (iv) ongoing administrative and other operating expenses. The Company has traditionally obtained these funds in three ways: (a) loans and warehouse financing arrangements, pursuant to which acquisition of finance contracts are funded on a temporary basis; (b) securitizations or sales of finance contracts, pursuant to which finance contracts are funded on a permanent basis; and (c) general working capital, which if not obtained from operations, may be obtained through the issuance of debt or equity. Failure to procure funding from all or any one of these sources could have a material adverse effect on the Company.
                                   -- F-10 --

Cash  and  Cash  Equivalents

     The Company considers highly liquid investments with maturities of three months or less when purchased to be cash equivalents.


Restricted  Cash

     In accordance with certain of the Company's revolving credit facilities, proceeds advanced by the lender for purchase of finance contracts were to be held by a trustee until the Company delivers qualifying collateral to release the funds, normally in a matter of days. The Company was also required to maintain a cash reserve up to 10% of the proceeds received from the lender for the origination of the finance contracts. Access to these funds was restricted by the lender. The Company is not currently using its revolving credit facilities, and therefore has no restricted cash at December 31, 1998.


Finance  Contracts  Held  for  Sale

     Finance contracts held for sale are stated at the lower of amortized cost or market value. Market value is determined based on the estimated value of the finance contracts as if securitized and sold. The Company generally acquires finance contracts at a discount, and (except for loans sold to Dynex) purchased loss default and vender single interest physical damage insurance on the finance contracts. The purchase discount and insurance were amortized as an adjustment to the related finance contract's yield and operating expense, respectively, utilizing the same basis as that used to record income on the finance contracts, over the contractual life of the related finance contracts. At the time of sale, any remaining unamortized amounts are netted against the finance contract's principal amounts outstanding to determine the resultant gain or loss on sale.

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


Collateral  Acquired

     Automobiles repossessed and held for sale are initially recorded at the carrying value of in the finance contracts on the date of repossession less an allowance. This value approximates the expected cash proceeds from the sale of the assets and applicable insurance payments, net of all disposition costs. Due to the relatively short time period between acquisition and disposal of the assets, discounting of the expected net cash proceeds to determine fair value is not utilized.

     Subsequent impairment reviews are performed quarterly on a disaggregated basis. A valuation allowance is established if the carrying amount is greater than the underlying fair value of the assets. Subsequent increases and decreases in fair value result in an adjustment of the valuation allowance which is recorded in earnings during the period of adjustment. Adjustments for subsequent increases in fair value are limited to the existing valuation allowance amount, if any.
                                   -- F-11 --

Retained  interest  in  securitizations

     The Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125"), as amended. SFAS No. 125 applies a control-oriented, financial-components approach to financial-asset-transfer transactions whereby the Company (1) recognizes the financial and servicing assets it controls and the liabilities it has incurred, (2) derecognizes financial assets when control has been surrendered, and (3) derecognizes liabilities once they are extinguished. Under SFAS No. 125, control is considered to have been surrendered only if: (i) the transferred assets have been isolated from the transferor and its creditors, even in bankruptcy or other receivership (ii) the transferee has the right to pledge or exchange the transferred assets, or, is a qualifying special-purpose entity (as defined) and the holders of beneficial interests in that entity have the right to pledge or exchange those interests; and (iii) the transferor does not maintain effective control over the transferred assets through an agreement which both entitles and obligates it to repurchase or redeem those assets prior to maturity, or through an agreement which both entitles and obligates it to repurchase or redeem those assets if they were not readily obtainable elsewhere. If any of these conditions are not met, the Company accounts for the transfer as a secured borrowing.

     Pursuant to certain securitization transactions, the related trusts have issued Class B certificates to the Company which are subordinate to the Class A Certificates and senior to the retained interest in securitizations with respect to cash distributions from the trust. The Company accounts for the Class B certificates as trading securities with any unrealized gain or loss recorded in the statements of operations in the period of the change in fair value.

     All other retained interests in securitizations are accounted for as investment securities classified as "available for sale". Accordingly, any unrealized gain or loss in the fair value is included in accumulated other income, a component of equity, net of the income tax effect. Any impairment deemed permanent is recorded as a charge against earnings.

     The fair value of retained interest in securitizations is calculated based upon the present value of the estimated future cash flows after considering the effects or estimated prepayments, defaults and delinquencies. The discount rate utilized is based upon assumptions that market participants would use for similar financial instruments subject to prepayments, defaults, collateral value and interest rate risks.

Bank  Overdraft
     Bank overdrafts result from checks prepared but not sent to the related creditor.

Debt  Issuance  Costs
     The costs related to the issuance of debt are capitalized and amortized into interest expense over the lives of the related debt. Debt issuance costs related to warehouse credit facilities are amortized using the straight-line method over the term of commitment.

Property,  Plant  and  Equipment,  Net
     Property, plant and equipment are stated at cost less accumulated depreciation. Expenditures for additions and improvements are capitalized while minor replacements, maintenance and repairs which do not improve or extend the life of such assets are charged to expense. Gains or losses on disposal of fixed assets are reflected in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets, ranging from 3 to 5 years. Leasehold improvements are depreciated over the term of the lease.

     In the event that facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation of impairment is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. No such write-downs were recorded during the years ended December 31, 1996, 1997 and 1998.
                                   -- F-12 --

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

Earnings  per  Share
     Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Interest  Income
     The Company generally uses the simple interest method to determine interest income on finance contracts acquired. The Company discontinued the accrual of interest on finance contracts in 1998 as loans are sold shortly after origination.

Concentration  of  Credit  Risk
     The Company generally acquires finance contracts from a network of automobile dealers located in 40 states. Finance contracts acquired with borrowers in Texas totaled 38% and 50% of the portfolio at December 31, 1997 and 1998, respectively. The Company had no dealer concentrations which accounted for more than 10% of the portfolio at December 31, 1997 and 1998.

Reclassifications
     Certain reclassifications have been made to prior years' financial statements to conform with the current year's presentation.



3.  Recent  Accounting  Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires than an entity recognize all derivatives as either assets or liabilities in its balance sheet and that it measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) is dependent upon the intended use of the derivative and the resulting designation. SFAS No. 133 generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (2) the earnings effect of the hedged forecast transaction. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, although earlier application is encouraged. The Company plans to comply with the provisions of SFAS No. 133 upon its initial use of derivative instruments. As of December 31, 1998, no such instruments were being utilized by the Company.
                                   -- F-13 --

4.  Finance  Contracts  Held  for  Sale





     The following amounts are included in finance contracts held for sale as of:

                                 December 31,
                                     1996          1997        1998
                                --------------  -----------  ---------
Unpaid principal balance . . .  $     266,450   $1,946,135   $944,830
Prepaid insurance. . . . . . .         18,733            -          -
Contract acquisition discounts        (31,554)    (129,899)   (64,067)
Allowance for credit losses. .        (25,200)    (450,122)   (13,693)
                                --------------  -----------  ---------
                                $     228,429   $1,366,114   $867,070
                                ==============  ===========  =========




The activity in the allowance for credit losses for the years ended December 31 is summarized as follows:


                                     December 31,

                               1996        1997        1998
                             ---------  ----------  ----------
Beginning Balance . . . . .    93,702   $  25,200   $ 450,122
Provision for Credit Losses   412,387     612,715     100,000
Net Charge Offs . . . . . .  (480,889)   (187,793)   (536,429)
                             ---------  ----------  ----------
Ending Balance. . . . . . .    25,200     450,122      13,693
                             =========  ==========  ==========




5.  Retained  interest  in  securitizations


     The  changes  in  retained  interest  in  securitizations  follow:


                                                         Year Ended December 31,

                                                        1997          1998
                                                    ------------  -------------
Beginning balance. . . . . . . . . . . . . . . . .  $16,942,571   $ 32,016,649
Unrealized gain (loss) . . . . . . . . . . . . . .    1,589,782     (1,589,782)
Changes from securitization and sale transactions.   14,250,024      8,621,373
Proceeds from retained interests                                   (15,370,700)
Accretion of discount. . . . . . . . . . . . . . .      546,506        127,980
Impairment charge. . . . . . . . . . . . . . . . .   (1,312,234)    (9,932,169)
                                                    ------------  -------------
Ending balance . . . . . . . . . . . . . . . . . .  $32,016,649   $ 13,873,351
                                                    ============  =============
Consisting of:
         Trading . . . . . . . . . . . . . . . . .  $ 7,878,306   $  4,586,908
         Available for sale. . . . . . . . . . . .   24,138,343      9,286,443
                                                    ------------  -------------
                                                    $32,016,649   $ 13,873,351
                                                    ============  =============

                                   -- F-14 --

     The Company periodically reviews the fair value of the retained interest in securitizations. The difference in the fair value of securities available for sale and the historical carrying value on a disaggregated basis, where any reduction in value does not result in an impairment that is other than temporary, is recognized as an adjustment to accumulated other comprehensive income, a separate component of shareholder's equity. The Company recorded a charge against earnings for permanent impairment of retained interest in securitizations, determined on a disaggregated basis, of $1,312,234 and $9,932,169 for the years ended December 31, 1997 and 1998 respectively.

     The Company's retained interests in securitizations represent the present value of expected future cash flows to the Company from sales of finance contracts. The amount of these retained interests may be increased by additional sales or securitizations. The amount of these retained interests of finance contracts may decrease due to the Company's receipt of cash flows from their investment. Retained interests in securitizations will also decrease in the case of impairments caused by a revaluation of the future cash flows.

     The Company utilizes a financial model to project the cash flows from a pool of finance contracts. This model projects cash flows for contractual parties including investors, trustees and servicers, as well as the Company's retained interests. As is the case with most financial models, its effectiveness is primarily driven by the performance over time of key financial model assumptions, including: default rates; delinquency rates; prepayment rates; discount rates; initial, ongoing and minimum cash reserve requirements; the interest rate earned on cash reserves; recovery amounts for repossessions; repossession recovery lags; insurance claims recovery amounts, insurance recovery lags; and on-going servicing/trustee fees. Periodically, the Company's financial models and related assumptions have been updated to reflect the actual performance characteristics of the finance contracts. All valuations are conducted on a disaggregated basis.

     The Company's term securitizations have involved the placement of excess spread backed-notes, sometimes referred to as "B Pieces" with institutional investors. All assumptions used to size and sell these "B Pieces" were identical to the initial gain-on-sale assumptions the Company applied with respect to retained interests. The discount rates applied for retained interests ranged from 15% to 17%. The non-vector equivalent of annualized default rates typically ranged from 10% to 12%. The default rate assumptions are estimated based on the historical static pool results. Repossession recovery ratios, with deficiency insurance proceeds reflected, typically ranged from 80% to 90%.

     There were two primary causes of the impairment charges to retained interest in securitizations during the year ended December 31, 1998. The Company has been engaged in litigation with Progressive Northern Insurance Company ("Progressive") regarding the interpretation of default insurance coverage the Company acquired to enhance recoveries. During the earlier stages of the dispute, Progressive continued to pay claims. However, in April 1998 Progressive stopped paying claims. The immediate impact of the loss of cash flow from Progressive was the necessity to draw funds from the applicable trust cash reserves to pay senior security holders. The Company is the ultimate beneficiary of the cash reserves, and such reserves will need to be replenished before cash flows may resume to the other certificate holders and ultimately to the Company. The depletion and expected delay in receiving any ultimate cash flows reduced the value of the retained interests. The Company has continued to include the expected cash flows from Progressive Insurance in its cash flows models. Even though the Company and its legal counsel are optimistic that the Company will prevail in its litigation, at this time, Progressive has not resumed payment of claims. Should the Company's interpretation be incorrect, the Company would need to reassess the carrying value of its retained interest in securitizations under new assumptions and the result of this revaluation could be material.

     The second additional factor was the transfer of servicing functions to the Company from a third party service provider, Loan Servicing Enterprise ("LSE"). In March 1998, the Company commenced litigation against LSE, pertaining to breaches of its servicing obligations. As the Company assumed all servicing it accelerated the recording of charge-offs as compared with prior periods. Accelerated charge-offs result in any available cash flow going to the senior investors that otherwise would go to subordinate investors or to the benefit of the Company. In attempting to resolve certain of these issues with Moody's
                                   -- F-15 --

Investors Service ("Moody's"), the agency rating the senior securities, the Company committed to Moody's in May 1998 that it would not release monies to the "B Piece" investors until all charge-offs have been reflected in the cash flows attributable to the senior investors. The delay of payments to the subordinated investors causes accretion of the principal amount of their high interest-rate B Pieces and a corresponding impairment of the Company's retained interest. The accelerated charge-offs and the Company's decision in May 1998 to commit to Moody's to withhold monies from the B Pieces, resulted in a direct impact on the valuation of the retained interests. A total of eight securitizations were impacted by this action.

     The Company has engaged counsel to perform the deal-by-deal analysis of the structural and legal integrity of these transactions and resolve the concerns raised by Moody's. In the meantime, the Company has been notified by the trustees on certain of the securitizations that the action of Moody's and the alleged causes constituted events of servicer termination under such transactions. The trustees have threatened to remove the Company as servicer on certain transactions, and have withheld administrator fees and expenses of approximately $900,000 as of December 31, 1998, due to the Company. Since the Company is of the view that no events of servicing termination have occurred and that the transactions documents did not intend for servicing compensation to the Company to be cut off where the cause of an event of default is due to the actions of Progressive and LSE (the former servicer), the Company is seeking to resolve those issues to the satisfaction of all parties.



     Significant assumptions utilized in the estimation of future cash flows include:


Variable . . . . . . . . . . . . . . . . . . . .  Assumptions
------------------------------------------------  ----------------------------------------------------
Discount rate. . . . . . . . . . . . . . . . . .                                             15% - 17%
Default rates. . . . . . . . . . . . . . . . . .  Variable curve based upon historical experience, varies from 5% to 17% annually
Lag in sale of collateral and insurance receipts  5 months and 7 months, respectively
Collections on defaulted loans . . . . . . . . .  Based upon historical percentages of collections or wholesale prices of collateral plus insurance
                                                  collections reduced over time to give effect to
                                                  estimated changes in such wholesale used
                                                  automobile prices
Prepayment rates . . . . . . . . . . . . . . . .  1% in first month, reducing to 0.4% per month over the loan term
------------------------------------------------  ----------------------------------------------------


                                   -- F-16 --

     At the close of a rated securitization, the Company is required to establish a cash reserve within the trust for future credit losses. Additionally, depending on each securitization structure, a portion of the Company's future cash flow is required to be deposited as additional reserves for credit losses. The initial cash reserve deposits for the Company's securitizations totaled $1.6 million and $7.4 million for the years ended December 31, 1996 and 1997, respectively. These amounts represented 2.0% and
3.9% of the senior investor certificates issued by the trusts during the respective periods. Cash reserve deposits are not required for the 1998 transactions with Dynex. The trust reserves are increased monthly from excess cash flows until such time as they attain a level of 6% of the outstanding principal balance.



6.  Revolving  Credit  Facilities

     On June 10, 1998, the Company and Dynex Capital, Inc., ("Dynex") entered into an arrangement whereby the Company obtained a commitment from Dynex to purchase all currently warehoused and future automobile finance contract acquisitions through at least May 31, 1999 (the "Funding Agreement"). The terms of the Funding Agreement were modified on June 30, October 20, and October 28, 1998. Under the prior terms of the Funding Agreement, the Company transferred finance contracts to AutoBond Master Funding Corporations V ("Master Funding V"), a qualified unconsolidated special purpose subsidiary, and Dynex provided credit facilities in an amount equal to 104% of the unpaid principal balance of the finance contracts (the "Advance Rate"), the proceeds of such facilities are received by the Company. Under the modified terms of the Funding Agreement, the Advance Rate was reduced from 104% to 88% for an
                                   -- F-17 --
interim period (the "Interim Period") ending December 31, 1998. At the end of the Interim Period, the Advance Rate reverted to 104% and Dynex was to advance to Master Funding V an additional amount equal to 16% of the unpaid principal balance of finance contracts financed by Dynex during the Interim Period. This additional amount receivable from Dynex of $6.5 million at December 31, 1998 was collected in January and February 1999. Advances under the Funding Agreement are limited to $25 million per month after June 1998 until the commitment termination date. Under the modified terms of the Funding Agreement, the commitment terminates on July 31, 1999 (provided that 90 days' prior written notice from Dynex is given), or if such notice is not given, July 31, 2000. At the Company's option the commitment termination date can be extended an additional four months to November 30, 1999 (provided that 90 days' prior written notice to Dynex is given), or if such notice is not given, November 30, 2000. Advances under the Funding Agreement are evidenced by Class A and Class B Notes (collectively, the "Notes") issued by Master Funding V to Dynex. The Class A Notes are issued in a principal amount equal to 94.0% of the unpaid principal balance of the finance contracts (88.0% for advances funded during the Interim Period) and bear interest at a rate equal to 190 basis points over the corporate bond equivalent yield n the three-year Treasury note on the closing date for each such advance (equal to an average of 7.02% as of December 31, 1998); provided however, that during the Interim Period, the interest rate on the Company's Class A Notes equaled One-Month LIBOR plus 1.50%. The Class B Notes are issued in a principal amount equal to 10.0% of the unpaid principal balance of the finance contracts (0.0% for advances funded during the Interim Period) and bear interest at a rate equal to 16% per annum. The Company retains a subordinated interest in the pooled finance contracts. Transfers of finance contracts to the qualified special purpose entity have been recognized as sales under SFAS No. 125. At December 31, 1998, advances by Dynex under the Funding Agreement totaled $155 million. See Notes 1 and 14 for the status of the Dynex Funding Agreement.

     Effective August 1, 1994, the Company entered into a secured revolving credit agreement with Sentry Financial Corporation ("Sentry") which was amended and restated on July 31, 1995. The amended agreement (the "Sentry Facility") provides for a $10.0 million warehouse line of credit which terminates December 31, 2000, unless terminated earlier by the Company or Sentry. The proceeds of the Sentry Facility are to be used to originate and acquire finance contracts, to pay for loss default insurance premiums, to make deposits to a reserve account with Sentry, and to pay for fees associated with the origination of finance contracts. The Sentry Facility is collateralized by the finance contracts acquired with the outstanding borrowings. Interest is payable monthly and accrues at a rate of prime plus 1.75%. The Sentry Facility contains certain restrictive covenants that only apply when there is an outstanding balance, including requirements to maintain a certain minimum net worth, and cash and cash equivalent balances. Under the Sentry Facility, the Company paid interest of $220,674, $420,674 and $189,985 for the years ended December 31, 1996, 1997 and 1998, respectively. Pursuant to the Sentry Facility, the Company was required to pay a $700,000 warehouse facility fee payable upon the successful securitization of finance contracts. The $700,000 was payable in varying amounts after each of the first three securitizations. The Company accrued the $700,000 debt issuance cost upon the first securitization in December 1995, the date the Company determined the liability to be probable. The $700,000 debt issuance cost is being amortized as interest expense through December 31, 2000, the termination date of the Sentry Facility. The Company pays a utilization fee of up to 0.21% per month on the average outstanding balance of the Sentry Facility. The Sentry Facility also requires the Company to pay up to 0.62% per quarter on the average unused balance. The Sentry Facility was amended in May 1998 to add additional representations, covenants, a general release of Sentry, the guarantee of William O. Winsauer, and the right of Sentry to refuse future advances at its sole discretion. At December 31, 1998, as there were no amounts outstanding at that date.

     The Company and its wholly owned subsidiary, AutoBond Funding Corporation II, entered into a $50 million revolving warehouse facility (the "Daiwa Facility") with Daiwa Finance Corporation ("Daiwa") effective as of February 1, 1997. Advances under the Daiwa Facility matured on the earlier of 120 days following the date of the advance or March 31, 1998. The proceeds from the borrowings under the Daiwa Facility were used to acquire finance contracts and to make deposits to a reserve account. Interest was payable upon maturity of the advances and accrued at the lesser of (x) 30 day LIBOR plus 1.15% or (y) 11% per annum. The Company also paid a non-utilization fee of .25% per annum on the unused amount of the line of credit. Pursuant to the Daiwa Facility, the Company paid a $243,750 commitment fee which is recorded as debt issue costs. The debt issuance cost was amortized as interest
                                   -- F-18 --
expense through March 1998. The Daiwa Facility contained certain covenants and representations similar to those in the agreements governing the Company's existing securitizations including, among other things, delinquency and repossession triggers. At December 31, 1997, advances under the Daiwa Facility totaled $7,639,201. The Company paid off the Daiwa facility in June 1998 after closing the Dynex Funding Agreement. The Company incurred interest expense under the Daiwa Facility of approximately $1,118,883 and $ 333,085 the years ended December 31, 1997 and 1998, respectively.



7.  Notes  Payable  and  Non-Recourse  Debt

     Notes  payable:


     The  following  amounts  are  included  in  notes  payable  as  of:

                                     December 31,
                                          1997         1998
                                       ----------  ------------
Convertible Senior Note . . . . . . .  $        -  $ 3,000,000
Convertible notes payable . . . . . .   2,000,000    7,500,000
Other notes payable . . . . . . . . .      57,824       23,342
Discount on convertible notes payable           -     (356,373)
                                       ----------  ------------
                                       $2,057,824  $10,166,969
                                       ==========  ============


     On June 10, 1998, the Company sold to Dynex at par $3 million of the Company's 12% Convertible Senior Notes due 2003 (the "Senior Notes"). Interest on the Senior Notes is payable quarterly in arrears, with the principal amount due on June 9, 2003. The Senior Notes may be converted at the option of Dynex on or before May 31, 1999 into shares of the Company's common stock at a conversion price of $6.00 per share. Demand and "piggyback" registration rights with respect to the underlying shares of common stock were granted. The Company has made all payments due on the Senior Notes and expects to continue to meet such obligations. See Note 1 regarding Dynex' claim that note has been accelerated.

     In January 1998, the Company privately placed with BancBoston Investments, Inc. ("BankBoston") $7,500,000 in aggregate principal amount of its 15% senior subordinated convertible notes (the "Subordinated Notes"). Interest on the Subordinated Notes is payable quarterly until maturity on February 1, 2001. The Subordinated Notes are convertible at the option of the holder for up to 368,462 shares of common stock of the Company, at a conversion price of $3.30 per share, subject to adjustment under standard anti-dilution provisions. The Company also granted BancBoston a warrant to purchase company stock exercisable to the extent the debt is not converted (See Note 9). In the event of a change of control transaction, the holder of the Subordinated Notes may require the Company to repurchase the Subordinated Notes at 100% of the principal amount plus accrued interest. The Subordinated Notes are redeemable at the option of the Company on or after July 1, 1999 at redemption prices starting at 105% of the principal amount, with such premium reducing to par on and after November 1, 2000, plus accrued interest. The Subordinated Notes were issued pursuant to an Indenture, dated as of January 30, 1998 (the "Indenture") between the Company and BankBoston, N.A., as agent. The Indenture contains certain restrictive covenants including (i) a consolidated leveraged ratio not to exceed 2 to 1 (excluding non-recourse warehouse debt and securitization debt), (ii) limitations on restricted payments such as dividends (but excluding, so long as no event of default has occurred under the Indenture, dividends or distributions on the preferred stock of the Company), (iii) limitations on sales of assets other than in the ordinary course of business and (iv) certain financial covenants, including a minimum consolidated net worth of $12 million (plus proceeds from equity offerings), a minimum ratio of EBITDA to interest of 1.5 to 1, and a maximum cumulative repossession ratio of 27%. Events of default under the Indenture include failure to pay, breach of covenants, cross-defaults in excess of $1 million or material breach of representations or covenants under the purchase agreement with BancBoston. The Company capitalized debt issuance costs of
                                   -- F-19 --

$594,688, and recorded a discount of $507,763 on the debt representing the value of the warrants issued. The debt issuance cost and discount is being amortized as interest expense on the interest method through February 2001. At December 31, 1998 the Company did not meet certain of its financial covenants which constitutes an event of default on the Subordinated Notes. The Company has made all payments due on its Subordinated Notes and expects to continue to meet such obligations. The Subordinated Notes have not been formally accelerated by BankBoston; however, if such acceleration were made, BankBoston could declare such amounts immediately due.

     Pursuant to the an agreement (the "Securities Purchase Agreement") entered into on June 30, 1997, the Company issued by private placement $2,000,000 in aggregate principal amount of senior secured convertible notes ("convertible notes"). Interest is payable quarterly at a rate of 18% per annum until maturity on June 30, 2000. The convertible notes, collateralized by the retained interest in securitizations from the Company's first four securitizations, were convertible into shares of common stock of the Company. Also pursuant to the Securities Purchase Agreement, the Company issued warrants which upon exercise allow the holders to purchase up to 200,000 shares of common stock at $4.225 per share. The Company also issued a warrant to purchase up to 30,000 shares of Common Stock at $4.225 per share to an individual assisting in the placement of such debt. The warrants are exercisable to the extent the holders thereof purchase up to $10,000,000 of the Company's subordinated asset-backed securities before June 30, 1998. The holders purchased $5,800,000 of subordinated asset-backed securities. The total value assigned to these warrants was approximately $154,000, which was included in the cost of sale of the asset-backed securities. The Company paid off this debt in February 1998 which terminated the conversion rights.


     Non-Recourse  Debt:

     Prior to the adoption of SFAS No. 125, the Company securitized loans through special purpose entities, however, the structure resulted in the Company retaining Class B certificates that were then financed directly by the Company rather than through related trusts. The Company obtained non-recourse financing from several finance companies with terms substantially identical to the Class B certificates, which are pledged to the debt. The effect was to grant the non-recourse note-holder, the economic benefit of the Class B certificates. The Company recorded the Class B certificates and the non-recourse financing on its balance sheet. The non-recourse loans bear interest at 15% per annum and have stated terms of six years. Principal and interest payments are paid by the related securitization trustee directly to the financing company consisting of all funds available to be paid to the Class B certificate holders.
     During 1998 the Class B certificates were deemed to be impaired and were marked to market. As the non-recourse debt holders are only entitled to receive amounts attributable to the Class B certificates, their value and ultimate settlement is based on such Class B certificate and are also marked-to-market.
                                   -- F-20 --


     The  following  summarizes  the non-recourse debt outstanding at December 31, 1997 and
1998

                                 Stated
Origination Date                  Terms    Rate   Original Amount      1997         1998
-------------------------------  -----    -----  ----------------  ----------  ------------

April 8, 1996 . . . . . . . . .  6 years    15%  $      2,585,757  $1,142,517  $ 1,120,300
March 28, 1996. . . . . . . . .  6 years    15%         2,059,214   1,230,464    1,205,733
June 27, 1996 . . . . . . . . .  6 years    15%         2,066,410   1,491,786    1,480,957
September 30, 1996. . . . . . .  6 years    15%         2,403,027   1,672,318    1,660,140
December 27, 1996 . . . . . . .  6 years    15%         2,802,891   2,246,134    2,221,356
Valuation Adjustment                                                      -0-   (4,503,436)
                                                                   ----------  ------------
Carrying Value at end of period                                    $7,783,219  $ 3,185,050
                                                                   ==========  ============




8.  Initial  Public  Offering


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



9.  Income  Taxes


     The provision for income taxes for the years ended December 31, 1996, 1997 and 1998 consisted of a provision for deferred taxes and the Company had no current tax liability. The reconciliation between the provision for income taxes and the amounts that would result from applying the Federal statutory rate is as follows:

                                                          Year Ended December 31,
                                                  1996       1997        1998
                                               ----------  --------  ------------
Federal tax (benefit)at statutory rate of 34%  $1,907,889  $850,415  $(3,662,069)
Nondeductible expenses. . . . . . . . . . . .      18,664    37,755       35,700
Change in valuation allowance . . . . . . . .           -         -            -
                                               ----------  --------  ------------
Provision for income taxes. . . . . . . . . .  $1,926,553  $888,170  $(3,626,369)
                                               ==========  ========  ============

                                   -- F-21 --

     Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes Significant components of the Company's net deferred tax liability are as follows:

                                                                 December 31,
                                                                     1997          1998
                                                                 -------------  -----------
Deferred tax assets:
Allowance for credit losses . . . . . . . . . . . . . . . . . .  $     244,489  $   136,259
Cost related to securitizations . . . . . . . . . . . . . . . .        727,443    3,659,080
Income on prior securitizations . . . . . . . . . . . . . . . .              -    4,474,621
Impairment of retained interest . . . . . . . . . . . . . . . .              -    3,324,065
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         61,769       87,040
Net operating loss carryforwards. . . . . . . . . . . . . . . .      8,098,975    7,676,996
                                                                 -------------  -----------
Gross deferred tax assets . . . . . . . . . . . . . . . . . . .      9,132,676   19,358,061
                                                                 -------------  -----------
Deferred tax liabilities:
Gain on securitizations . . . . . . . . . . . . . . . . . . . .     11,755,155   19,015,754
Unrealized appreciation on retained interest in securitizations        540,525            -
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        341,245      444,107
Gross deferred tax liabilities. . . . . . . . . . . . . . . . .     12,636,925   19,459,861
                                                                 -------------  -----------
Net deferred tax liabilities. . . . . . . . . . . . . . . . . .  $   3,504,249      101,800
                                                                 =============  ===========




     At December 31, 1998, the Company had tax net operating loss carryforwards of approximately $22.5 million expiring in fiscal years 2009 through 2012.



10.  Shareholders'  Equity


Stock  Based  Compensation  Plan
     The Company grants stock options under a stock-based incentive compensation plan (the "Option Plan"). The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the Option Plan. In 1995, SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") was issued, which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Option Plan. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has elected not to adopt these provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the expense recognition provisions of SFAS 123 are required by SFAS 123 and are presented below.

     Under the Option Plan, the Company is authorized to issue shares of Common Stock pursuant to "Awards" granted in various forms, including incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, and other similar stock-based Awards. The Company granted stock options in 1996 through 1998 under the Option Plan in the form of non-qualified stock options.

Stock  Options
     The Company has granted stock options to employees and directors. The stock options granted have contractual terms of 10 years. All options granted to the employees and directors have an exercise price not less than the fair market value of the stock at the grant date. The options granted vest, 33.33% per year, beginning on the first anniversary of the date of grant. In accordance with APB 25, the Company has not recognized any compensation cost for the stock options granted.
                                   -- F-22 --

     A summary of the status of the Company's stock options for the years ended December 31, 1996 through 1998 is presented below:



                                           Shares of       Weighted Average
                                      Underlying Options    Exercise Price
                                      -------------------  -----------------
Outstanding at January 1, 1996 . . .                   -                   -
  Granted. . . . . . . . . . . . . .             297,500   $           10.11
                                      -------------------  -----------------
Outstanding at December 31, 1996 . .             297,500               10.11
  Granted. . . . . . . . . . . . . .              93,000                5.67
  Exercised. . . . . . . . . . . . .                   -                   -
  Forfeited. . . . . . . . . . . . .            (119,500)               9.50
                                      -------------------  -----------------
Outstanding at December 31, 1997 . .             271,000   $            8.85
  Granted. . . . . . . . . . . . . .             330,000   $            5.85
  Exercised. . . . . . . . . . . . .                   -                   -
  Forfeited. . . . . . . . . . . . .              52,668   $            7.44
                                      -------------------  -----------------
Outstanding at December 31, 1998 . .             548,332   $            7.18
Options exercisable at end of period             139,660   $            9.52
                                      ===================  =================







                               Shares of       Weighted Average  Weighted Average
Range of Exercise Prices   Underlying Options   Remaining Life    Exercise Price
-------------------------  ------------------  ----------------  ----------------
2.00 to $2.99. . . . . .              10,000               8.4  $            2.49
3.00 to $3.99. . . . . .             114,000               9.0               3.72
4.00 to $4.99. . . . . .              41,000               8.9               4.40
5.00 to $5.99. . . . . .              20,000               9.7               5.50
6.00 to $6.99. . . . . .              10,000               9.1               6.13
7.00 to $7.99. . . . . .             150,000               9.3               7.32
8.00 to $8.99. . . . . .              13,000               9.2               8.20
9.00 to $9.99. . . . . .              92,332               8.0               9.81
10.00 to $10.99. . . . .             100,000               7.9              10.48
                          ------------------  ----------------  -----------------
Total . . . . . . . . .              548,332               8.5  $            7.18
                          ==================  ================  =================



     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; risk-free interest rates of 5.5%, the expected lives of options of 5 years; and a volatility of 40.0% for all grants in 1996 and 1997 and 45% for all grants in 1998.
                                   -- F-23 --

Pro  Forma  Net  Income  and  Net  Income  Per  Common  Share

     Had the compensation cost for the Company's Option Plan been determined consistent with SFAS 123, the Company's net income and net income per common share for 1996, 1997 and 1998 would approximate the pro forma amounts below:

                                                                    Year Ended December 31,
                                                           1996        1997        1998
                                                        ----------  ----------  -----------
Net income attributable to common shareholders (loss):
As reported. . . . . . . . . . . . . . . . . . . . . .   3,584,886   1,613,053  (8,584,423)
Pro Forma. . . . . . . . . . . . . . . . . . . . . . .   3,562,991   1,370,422  (8,811,364)
Net income (loss) per common share (basic):
As reported. . . . . . . . . . . . . . . . . . . . . .  $     .062  $     0.25      ($1.31)
Pro Forma. . . . . . . . . . . . . . . . . . . . . . .        0.62        0.21       (1.35)
Net income (loss)per common share (diluted):
As reported. . . . . . . . . . . . . . . . . . . . . .  $     0.62  $     0.25      ($1.31)
Pro Forma. . . . . . . . . . . . . . . . . . . . . . .        0.61        0.20       (1.35)



     The effects of applying SFAS 123 in this pro forma disclosure are not indicative of future amounts.


Warrants
     In connection with the issuance of preferred stock, the Company sold to Tejas Securities Group, Inc. ("Tejas"), for $100, a warrant (the "Tejas Warrant") to purchase up to 100,000 shares of the Company's common stock at an exercise price equal to $7.75 per share. The Tejas Warrant is exercisable for a period of four years commencing February 17, 1999. The Tejas Warrant includes a net exercise provision permitting the holder, upon consent of the Company, to pay the exercise price by cancellation of a number of shares with a fair market value equal to the exercise price of such Tejas Warrant. The value of the warrant of $394,000 was considered additional issuance cost of the preferred stock.

     In June 1997, the Company issued $2,000,000 in aggregate principal amount of its 18% senior secured convertible notes (which have been redeemed in full) and Common Stock Purchase Warrants, dated June 30, 1997, to Infinity Investors Limited. The warrants entitle the holders of such warrants, upon exercise thereof, to purchase from the Company 200,000 shares of its common stock at $4.225 per share. The Company also issued a warrant to purchase 30,000 shares of its common stock at $4.225 per share to an individual assisting in the placement of such debt.

     In connection with the issuance of the Company's Subordinated Notes in January 1998, the Company issued to BancBoston a warrant (the "Subordinated Note Warrant"). The Subordinated Note Warrant entities the holder, upon exercise of the Warrant, to purchase from the Company that number of shares of the Company's common stock, up to 368,462, which were available for conversion at the maturity of the Subordinated Notes on February 1, 2001. The holder may either convert the debt or exercise the warrant but not both. The Subordinated Note Warrant contains customary anti-dilution provisions, as well as certain demand and "piggyback" registration rights. In addition, if certain major corporate events (such as a change in control or major stock offering) do not occur prior to February 1, 2001, then the holder will have the right to put the Warrant to the Company at the difference between the current market price and the warrant exercise price. Based on the market price at December 31, 1998, no amount would be payable at such date. The Company has the option to redeem the Subordinated Note Warrant under certain circumstances. The Subordinated Note Warrant expires on January 31, 2005. The warrant was valued at $375,831 which was recorded as a discount on the debt.

                                   -- F-24 --

     In connection with the placement of the Subordinated Notes and the Subordinated Note Warrant, the Company, William O. Winsauer and John S. Winsauer, as principals (the "Principals") entered into a Shareholders Agreement with BancBoston pursuant to which the Principals granted to BancBoston certain "tag-along rights" in connection with sales of common stock by the Principals.
Also, the Company paid a placement fee of 5% of the principal amount of the Subordinated Notes to Dresner Investment Services, Inc. and issued to the placement agent a warrant to purchase 65,313 shares of common stock of the Company, at an exercise price of $6.30 per share.

     The Company's remaining outstanding warrants are a warrant (expiring January 12, 2000) held by an individual exercisable for 7,500 shares of common stock of the Company at a price of $4.00 per share, and a warrant (expiring
March 31, 2002) held by Infinity Investors Limited exercisable for 100,000 shares of common stock of the Company at a price of $8.73 per share .


Preferred  Stock
     Pursuant to the Company's amended articles of incorporation, the Company is authorized to issue from time to time up to 5,000,000 shares of preferred stock, in one or more series. The Board of Directors is authorized to fix the dividend rights, dividend rates, any conversion rights or right of exchange, any voting right, any rights and terms of redemption (including sinking fund provisions), the redemption rights or prices, the liquidation preferences and any other rights, preferences, privileges and restrictions of any series of preferred stock and the number of shares constituting such series and the designation thereof. There were no shares of preferred stock issued or outstanding at December 31, 1997.

     In February 1998, the Company completed the underwritten public offering of 1,125,000 shares of its 15% Series A Cumulative Preferred Stock (the "Preferred Stock"), with a liquidation preference of $10 per share. The price to the public was $10 per share, with net proceeds to the Company of approximately $9,631,000. Such net proceeds have been utilized for working capital purposes, including the funding of finance contracts. Dividends on the Preferred Stock are cumulative and payable quarterly on the last day of March, June, September and December of each year, commencing on June 30, 1998, at the rate of 15% per annum. After three years from the date of issuance, the Company may, at its option, redeem one-sixth of the Preferred Stock each year, in cash at the liquidation price per share (plus accrued and unpaid dividends), or, if in common stock, that number of shares equal to $10 per share of Preferred Stock to be redeemed, divided by 85% of the average closing sale price per share for the common stock for the 5 trading days prior to the redemption date. The Preferred Stock is not redeemable at the option of the holder and has no stated maturity. Preferred Stock dividends of $596,250 , $421,875, and $421,875 were paid on June 30, 1998,
September  30,  1998,  and  December  31,  1998  respectively.

     Because the Company is not in compliance with certain of the financial covenants of its subordinated notes, the Company will not pay the quarterly dividend on its Preferred Stock, otherwise payable on March 31, 1999. If dividends on the Preferred Stock are in arrears for two quarterly dividend periods, holders of the Preferred Stock will have the right to elect three additional directors to serve on the Company's Board until such dividend arrearage is eliminated. In addition, certain changes that could materially affect the holders of Preferred Stock, such as a merger of the Company, cannot be made without the affirmative vote of the holders of two-thirds of the shares of Preferred Stock, voting as a separate class. The Preferred Stock ranks senior to the common stock with respect to the payment of dividends and amounts upon liquidation, dissolution or winding up.

Common  Stock  Investment  Agreement
     On May 20, 1998, the Company and Promethean Investment Group, L.L.C. ("Promethean") entered into a common stock investment agreement (the "Investment Agreement") and related registration rights agreement whereby Promethean agreed to purchase from the Company, on the terms and conditions outlined below, up to $20 million (subject to increase up to $25 million at Promethean's option) of the Company's common stock. The Company must deliver a preliminary notice of its intention to require Promethean to purchase its common shares at least ten but not more than thirty days prior to the Company's delivery of its final notice. The Company may only deliver such final notice if (i) the dollar volume-
                                   -- F-25 --
weighted price of its common stock reported on the business day of such final notice is at least $3.25 per share, (ii) at all times during the period beginning on the date of delivery of the preliminary notice and ending on and including the closing date (a) a registration statement covering the resale of no less than 150% of the shares to be sold to Promethean under the Investment Agreement has been declared and remains effective and (b) shares of the Company's common stock are at such time listed on a major national securities exchange, and (iii) the Company has not delivered another final notice to Promethean during the preceding twenty-five business days preceding delivery of such final notice. Following receipt of a final notice, Promethean's purchase obligation will equal the lowest of: (i) the amount indicated in such final notice, (ii) $5,000,000 and (iii) 20% of the aggregate of the daily trading dollar volume on the twenty consecutive business days following delivery of the put notice. Promethean may, in its sole discretion, increase the amount purchasable in the preceding sentence by 125%. Promethean must conclude all required purchases of common shares within twenty-five business days of receipt of the final notice. The purchase price for the Company's shares will be equal to 95% of the lowest daily dollar volume-weighted average price during the six consecutive trading days ending on and including the date of determination. Promethean's obligation to purchase shares under the Investment Agreement shall end either upon the mutual consent of the parties or automatically upon the earliest of the date (a) on which total purchases by Promethean under the Investment Agreement total $20,000,000, (b) which is two years after the effective date of the registration statement relating to the common stock covered by the Investment Agreement, or (c) which is twenty-seven months from the date of the Investment Agreement. In consideration of Promethean's obligations under the Investment Agreement, the Company paid $527,915 in cash on August 19, 1998, which was treated as an investment in a common stock agreement.



Earnings  Per  Share
     Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share differs from basic earnings per share due to the assumed conversions of dilutive options, warrants and convertible debt that were outstanding during the period.


     Earnings  per  share  is  calculated  as  follows:

                                                  1996        1997         1998
                                               ----------  ----------  ------------
Net income (loss) (basic) . . . . . . . . . .  $3,584,886  $1,613,053  $(7,144,423)
Effect of convertible debt, net of taxes. . .           -     119,460            -
                                               ----------  ----------  ------------
Net income (loss) (diluted) . . . . . . . . .  $3,584,886  $1,732,513  $(7,144,423)
                                               ==========  ==========  ============

Weighted average shares outstanding (basic) .   5,791,189   6,516,056    6,531,311
Assuming conversion of convertible debt . . .           -     428,237            -
Warrants. . . . . . . . . . . . . . . . . . .      16,470      16,590            -
Dilutive stock options. . . . . . . . . . . .       1,498       4,994            -
                                               ----------  ----------  ------------
Weighted average shares outstanding (diluted)   5,809,157   6,965,877    6,531,311
                                               ==========  ==========  ============



     As the Company posted a net loss for the year ended December 31, 1998, the effects of stock options and contingently issuable shares for the year ended December 31, 1998 are anti-dilutive and not included in the computation of diluted loss per share.

     Effective May 30, 1996, the Board of Directors of the Company voted to effect a 767.8125-for-1 stock split. All share information and earnings per share calculations for the periods presented in the financial statements herein, and the notes hereto, have been retroactively restated for such stock split.
                                   -- F-26 --

11.  Related  Party  Transactions

     The Company and AutoBond, Inc. ("ABI"), which was founded and is 100% owned by the Chief Executive Officer ("CEO") of the Company entered into a management agreement dated as of January 1, 1996 (the "ABI Management Agreement") which requires ABI to pay an annual fee of $50,000 to the Company for services rendered by it or the Company's employees on behalf of ABI as follows: (i) monitoring the performance of certain partnership interests owned by ABI and its sole shareholder, (ii) certain cash management services, including the advancing of funds to pay ABI's ordinary business expenses and (iii) providing advice as to regulatory compliance. The ABI Management Agreement also provides that the Company will perform certain accounting functions on behalf of ABI including (i) maintenance of financial books and records, (ii) monitoring of cash management functions, (iii) preparation of financial statements and tax returns and (iv) providing advice in connection with retention of independent accountants. The ABI Management Agreement further provides for the reimbursement of advances made by the Company for out-of-pocket costs and expenses incurred on behalf of ABI. Amounts due to the Company under the ABI Management Agreement amounted to $176,963 and $204,325 at December 31, 1997 and 1998, respectively. As of July 1, 1998, the Company no longer provides management services, administrative services or accounting services for ABI.

     Since July 1994, ABI provided certain administrative services to Intercontinental Brokerage Inc. ("Intercontinental"), an independent insurance broker in connection with Intercontinental's obligations as administrator of pools of finance contracts subject to an insurance policy. ABI received fees from Intercontinental totaling approximately $752,000 for the period from July 1994 to March 1997, with respect to finance contracts as to which the Company has paid administrative fees to Intercontinental. Since March 1997, the Company has elected not to insure finance contracts under such insurance policy and ABI will not receive any future fees from Intercontinental with respect to such finance contracts.

     Certain executive officers received (repaid) advances from the Company totaling $225,259 and ($368,026) during the years ended December 31, 1996, and 1997. The outstanding advances, provided on a non-interest-bearing basis without repayment terms, are shown as a reduction of shareholders' equity.



12.  Employment  Agreements

     The Company and its Chief Operating Officer ("COO") entered into an employment agreement dated November 15, 1995 and subsequently amended on March 31, 1998. Under the terms of this Agreement, the COO has agreed to serve as Vice Chairman, Chief Financial Officer, and Chief Operating Officer of the Company through the period ending November 15, 2000 and, during such time, to devote his full business time and attention to the business of the Company. The Agreement grants the COO a base salary of $200,000 ( effective April 1, 1998) per annum, which amount may be increased from time to time at the sole discretion of the Board. The Agreement terminates upon the death of the COO. In the event of any disability of the COO which continues for a period of six months, the agreement may be terminated by the Company at the expiration of such six-month period. The Agreement automatically terminates upon the discharge of the COO for cause. The Agreement contains standard non-competition covenants, among other terms.

     Pursuant to the terms of the Agreement, the COO received 568,750 shares of the Company's Common Stock on January 1, 1996, equal to 10% of the Company's outstanding shares of Common Stock following the issuance of such shares to the COO. Pursuant to the amendment to the agreement, the COO received 145,000 share options (at a strike price of $7 5/16 per share) under the Company's Option Plan and will receive an additional 35,000 share options under the Company's Option Plan.

     The Company and its chief executive officer ("CEO") also entered into an employment agreement dated May 31, 1996, and effective from such date for five years. The agreement provides for compensation at a base salary of $240,000 per annum, which may be increased and may be decreased to an amount of not less than $240,000, at the discretion of the Board of Directors. The agreement entitles the CEO to receive the benefits of any cash incentive compensation as may be granted by the Board to employees, and to participate in any executive bonus or incentive plan established by the Board of Directors. The agreement
                                   -- F-27 --
also provides the CEO with certain additional benefits. The agreement automatically terminates upon (i) the death of the CEO, (ii) disability of the CEO for six continuous months together with the likelihood that the CEO will be unable to perform his duties for the following continuous six months, as determined by the Board of Directors, (iii) termination of the CEO "for cause" (which termination requires the vote of a majority of the Board) or (iv) the occurrence of the five-year expiration date provided, however, the agreement may be extended for successive one-year intervals unless either party elects to terminate the agreement in a prior written notice.

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
                                   -- F-28 --

13.  Leases



     The  Company  leases  property  under  capital  leases  as  follows:

                             1997        1998
                           ---------  ----------
Furniture . . . . . . . .  $ 49,606   $  49,606
Equipment . . . . . . . .   515,891     515,891
Accumulated depreciation:   (92,941)   (233,951)
                           ---------  ----------
Net . . . . . . . . . . .  $472,556   $ 331,546
                           =========  ==========





     Future  minimum  lease  payments  under  capital  leases  together with the present  value  of  the  future  minimum  lease payments as of December 31, 1998 follow:
Year  ending  December  31,
---------------------------

1999 . . . . . . . . . . . . . . . . . . . . .   217,329
2000 . . . . . . . . . . . . . . . . . . . . .   152,088
                                                ---------
Total minimum lease payments . . . . . . . . .   369,417
Less: amounts representing interest. . . . . .   (31,493)
                                                ---------
Present value of future minimum lease payments  $337,924
                                                =========



     Future minimum lease payments under operating leases (which reflect leases having noncancelable lease terms in excess of one year) as of December 31, 1998 follow:

Year  ending  December  31,
---------------------------

1999. . . .     861,404
2000. . . .     813,509
2001. . . .     680,818
2002. . . .     562,356
2003. . . .     562,356
Later years     749,807
             ----------
Total . . .  $4,230,250
             ==========




14.  Commitments  and  Contingencies

     On February 8, 1999, the Company, AutoBond Master Funding Corporation V, a wholly-owned subsidiary of the Company ("Master Funding"), William O. Winsauer, the Chairman and Chief Executive Officer of the Company, John S. Winsauer, a Director and the Secretary of the Company, and Adrian Katz, the Vice-Chairman, Chief Financial Officer and Chief Operating Officer of the Company (collectively, the "Plaintiffs") commenced an action in the District Court of Travis County, Texas (250th Judicial District) against Dynex and James Dolph (collectively, the "Defendants"). This action is hereinafter referred to as the "Texas Action". The Company and the other Plaintiffs assert in the Texas Action that Dynex breached the terms of the Credit Agreement (the "Credit Agreement"), dated June 9, 1998, by and among the Company, Master Funding and Dynex. Such breaches include chronic delays and shortfalls in funding the advances required under the Credit Agreement and ultimately the refusal by Dynex to fund any further advances under the Credit Agreement. Plaintiffs also allege that Dynex and Mr. Dolph conspired to misrepresent and mischaracterize the Company's credit underwriting criteria and its compliance with such criteria with the intention of interfering with and causing actual damage to the Company's business,
                                   -- F-29 --
prospective business and contracts. The Plaintiffs assert that Dynex' funding delays and ultimate breach of the Credit Agreement were intended to force the Plaintiffs to renegotiate the terms of their various agreements with Dynex and related entities. Specifically, the Plaintiffs assert that Dynex intended to force the Company to accept something less than Dynex' full performance of its obligations under the Credit Agreement. Further, Dynex intended to force the controlling shareholders of the Company to agree to sell their stock in the Company to Dynex or an affiliate at a share price substantially lower than the $6.00 per share price specified in the Stock Option Agreement, dated as of June 9, 1998, by and among Messrs. William O. Winsauer, John S. Winsauer and Adrian Katz (collectively, the "Shareholders") and Dynex Holding, Inc. Plaintiffs in the Texas Action request declaratory judgement that (a) Dynex has breached and is in breach of its various agreements and contracts with the Plaintiffs, (b) Plaintiffs have not and are not in breach of their various agreements and contracts with Defendants, (c) neither the Company nor Master Funding has substantially or materially violated or breached any representation or warranty made to Dynex, including but not limited to the representation and warranty that all or substantially all finance contracts funded or to be funded by Dynex comply in full with, and have been acquired by the Company in accordance with, the Company's customary underwriting guidelines and procedures; and (d) Dynex is obligated to fund the Company in a prompt and timely manner as required by the parties' various agreements. In addition to actual, punitive and exemplary damages, the Plaintiffs also seek injunctive relief compelling Dynex to fund immediately all advances due to the Company under the Credit Agreement.

     On February 9, 1999, Dynex commenced an action against the Company in the United States District Court for the Eastern District of Virginia (Richmond District) (the "Virginia Action") seeking declaratory relief that Dynex is (a) not obligated to advance funds to Master Funding under the Credit Agreement because the conditions to funding set forth in the Credit Agreement have not been met, and (b) entitled to access to all books, records and other documents of Master Funding, including all finance contract files. Specifically, Dynex alleges that as a result of a partial inspection of certain finance contract files by Mr. Dolph and Virgil Baker & Associates in January 1999, Dynex concluded that a significant number of such contracts contained material deviations from the applicable credit criteria and procedures, an apparent breach of the Credit Agreement. Dynex also alleges that on February 8, 1999, the Company refused to permit Mr. Dolph and representatives from Dynex access to the books, records and finance contract files of the Company. Dynex concludes that as a result of such alleged breaches, it is not obligated to provide advances under the Credit Agreement. The Company, Messrs. William O. Winsauer, John S. Winsauer and Adrian Katz filed a responsive pleading on March 25, 1999. The Company intends to seek dismissal of the Virginia Action on the basis that these matters are being litigated in the previously filed Texas Action.

     On February 22, 1999, the same day that Dynex notified the Company of a purported servicing termination, Dynex filed another action against the Company in the United States District Court for the Southern District of New York (the "New York Action"), seeking damages and injunctive relief for the Company's alleged breaches under the servicing agreement among the Company, Dynex and Master Funding. The Company was not notified of the New York Action until March 1, 1999, when Dynex sought a temporary restraining order against the Company. After hearing argument from counsel for both sides, the temporary restraining order was denied. On March 23, 1999, the court issued an order transferring the action to the federal district court in the Eastern District of Virginia. The Company remains the servicer, is performing in its capacity as servicer, and has not hit any triggering event thresholds, which include a repossession ratio and a delinquency ratio, as defined in the servicing agreement.

     On March 1, 1999, the Company and the other Plaintiffs filed an application in the Texas Action for a temporary injunction enjoining Dynex (a) from continuing to suspend or withhold funding pursuant to the Credit Agreement, (b) from removing or attempting to remove the Company as servicer, and (c) from making any further false or defamatory public statements regarding the Plaintiffs. A hearing is scheduled for mid-April 1999, to consider this application. Dynex has yet to file any responsive pleadings in the Texas Action.

     By letter dated March 24, 1999, Dynex has purportedly accelerated all amounts due under the Senior Note Agreement dated June 9, 1998, by and between Dynex and the Company (See Note 7). Dynex alleges that any default under the Stock Option Agreement dated June 9, 1998, by and between Dynex
                                   -- F-30 --

Holding,  Inc.,  the  Company, William O. Winsauer, John S. Winsauer, and Adrian
Katz is an "Event of Default" under the Senior Note Agreement. Dynex specifically alleges that the Company has breached the negative covenant set forth in Section 3.2(j) of the Stock Option Agreement, wherein the Company covenants that it will not "change its underwriting or servicing practices and guidelines in any material respect without the prior written consent of [Dynex Holding, Inc.]" Management adamantly denies that the Company has at any time since June 9, 1998, changed its underwriting or servicing practices and guidelines in any material respect. Therefore, Dynex' assertion that there has been an "Event of Default" under the Senior Note Agreement is in management's judgment wholly without merit. It is anticipated that this dispute will become part of the litigation with Dynex that is described above.

     The Company is required to represent and warrant certain matters with respect to the finance contracts sold to the Trusts, which generally duplicate the substance of the representations and warranties made by the dealers in connection with the Company's purchase of the finance contracts. In the event of a breach by the Company of any representation or warranty, the Company is obligated to repurchase the finance contracts from the Trust at a price equal to the remaining principal plus accrued interest. The Company repurchased finance contracts totaling $619,520 from a Trust during 1997. Of the total amount of these finance contracts, $190,320 was purchased from one dealer. Although the Company has requested that this dealer repurchase such contracts, the dealer has refused. After such dealer's refusal to repurchase, the Company commenced an action in the 157th Judicial District Court for Harris County, Texas against
Charlie Thomas Ford, Inc. to compel such repurchase. On favorable terms, the Company has reached a settlement agreement with Charlie Thomas Ford, Inc. The Company has received funds related to such settlement sufficient to reimburse it for the repurchased finance contracts.

     In connection with the 1997-B and 1997-C securitization, $5.8 million in Class B Notes are exchangeable (at a rate of 117.5% of the principal amount of Class B Notes exchanged) for the Company's 17% Convertible Notes, solely upon the occurrence of a delinquency ratio trigger relating to the securitized pools.

     In March 1998, after Progressive Northern Insurance ("Progressive") purported to cancel the VSI and deficiency balance insurance policies issued in favor of the Company, the Company sued Progressive, its affiliate United
Financial Casualty Co. and their agent in Texas, Technical Risks, Inc. in the district court of Harris County, Texas. The action seeks declaratory relief confirming the Company's interpretation of the policies as well as claims for damages based upon breach of contract, bad faith and fraud. The Company has received the defendants' answers, denying the Company's claims, and discovery is proceeding. Progressive stopped paying claims during the second quarter of 1998. As a result of the attempt by Progressive to cancel its obligations and its refusal to honor claims after March 1998, the Company has suffered a variety of damages, including impairment of its retained interest in securitizations. The Company is vigorously contesting the legitimacy of Progressive's actions through litigation. Although a favorable outcome cannot be assured, success in the litigation could restore at least some of the value of the Company's interests in such securitizations. Conversely, if the court were to uphold Progressive's position, further impairment of the Company's interests could occur, resulting in an adverse effect on the Company's results of operations.

     Also in March 1998, the Company commenced an action in Travis County, Texas, against Loan Servicing Enterprise ("LSE"), alleging LSE's contractual breach of its servicing obligations on a continuing basis. LSE has commenced an action against The Company in Texas State court seeking recovery from the Company of putative termination fees in connection with termination of LSE as servicer. The Company expects the two actions to be consolidated. If the Company prevails against LSE, some of the value of the Company's interest in securitizations could be restored.

     The Company's carrier for the credit deficiency insurance obtained through 1996, Interstate Fire & Casualty Co. ("Interstate") determined in late 1996 to no longer offer such coverage to the auto finance industry, including the Company. In connection with Interstate's attempt to no longer offer credit deficiency coverage for contracts originated after December 1996, the Company commenced an action in the United States District Court for the Western District of Texas, Austin Division, seeking a declaratory judgment that (a) the Company was entitled to 180 days' prior notice of cancellation and (b) Interstate was not
                                   -- F-31 --
entitled to raise premiums on finance contracts for which coverage was obtained prior to the effectiveness of such cancellation, as well as seeking damages for Interstate's alleged deficiencies in paying claims. Prior to receiving the Company's complaint in the Texas action, Interstate commenced a similar action for declaratory relief in the United States Court for the Northern District of Illinois. Both suits have been voluntarily dismissed, and Interstate and the Company have to date acted on the basis of a cancellation date of May 12, 1997 (i.e., no finance contracts presented after that date will be eligible for credit deficiency coverage by Interstate, although all existing contracts for which coverage was obtained will continue to have the benefits of such coverage), no additional premiums have been demanded or paid, and the claims-paying process has been streamlined. In particular, in order to speed the claims-paying process, Interstate has paid lump sums to the Company as an estimate of claims payable prior to completion of processing. Pending the Company's determination of the appropriate beneficiary for such claims payments, the Company has deposited and will continue to deposit such funds into a segregated account.

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

     On April 6, 1999, the Company and the controlling shareholders of the Company, as defendants (the "Defendants"), were served with notice of a suit filed on March 31, 1999 in the United States District Court for the Western District of Texas (Austin Division) by Bruce Willis (the "Plaintiff"), a holder of the Company's 15% Series A Cumulative Preferred Stock. The suit alleges, among other things, that the Defendants violated Section 10(b) of the Securities and Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) in failing to disclose adequately and in causing misstatements concerning the nature and condition of the Company's financing sources. The suit also alleges that such actions constituted statutory fraud under the Texas Business Corporation Act, common law fraud and negligent misrepresentation. The Plaintiff seeks class action certification. The Plaintiff also seeks, among other things, actual, special, consequential, and exemplary damages in an unspecified sum, as well as costs and expenses incurred in connection with pursuing the action against the Company. While the Company has yet to file a responsive pleading, the Company nevertheless believes that it has consistently and accurately informed the public of its business and operations, including the viability of its funding sources, and, as a consequence believes the suit to be without merit and intends to vigorously defend against this action.



15.  Fair  Value  of  Financial  Instruments

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

Cash  and  Cash  Equivalents  and  Restricted  Cash
     The carrying amount approximates fair value because of the short maturity of those investments.
                                   -- F-32 --

Finance  Contracts  Held  for  Sale
     The fair value of finance contracts held for sale is based on the estimated proceeds expected on sale or securitization of the finance contracts held for sale.

Retained  interest  in  securitizations
     The fair value on retained interest in securitizations is determined based on discounted future net cash flows utilizing a discount rate that market participants would use for financial instruments with similar risks.

Revolving  Credit  Borrowings,  Notes  Payable  and  Non-recourse  debt
     The fair value of the Company's debt is based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities and characteristics. The revolving credit lines are variable rate loans, resulting in a fair value that approximates carrying value.



     The  estimated fair values of the Company's financial instruments at December 31, 1997 and 1998 are as follows:

                                                           December 31, 1997          December 31, 1998

                                                          Carrying       Fair       Carrying       Fair
                                                           Amount        Value       Amount        Value
                                                         -----------  -----------  -----------  -----------
Cash and cash equivalents . . . . . . . . . . . . . . .  $   159,293  $   159,293  $ 5,170,969  $ 5,170,969
Restricted Funds. . . . . . . . . . . . . . . . . . . .    6,904,264    6,904,264            -            -
Finance contracts held for sale . . . . . . . . . . . .    1,366,114    1,366,114      867,070      867,070
Retained interest in securitizations-trading. . . . . .    7,878,306    7,878,306    4,586,908    4,586,908
Retained interest in securitizations-available for sale   32,016,649   32,016,649    9,286,443    9,286,443
Revolving credit facilities . . . . . . . . . . . . . .    7,639,201    7,639,201            -            -
Notes payable & non-recourse debt . . . . . . . . . . .    9,841,043    9,841,043   13,352,019   13,352,019





16.  Supplemental  Cash  Flow  Disclosures



     Supplemental cash flow information with respect to payments of interest and warrants issued for services is as follows:


                               Year Ended December 31,

                                 1996        1997        1998
                              ----------  ----------  ----------
Interest paid. . . . . . . .  $1,885,322  $3,771,566  $2,212,748
Warrants issued for services           -      25,000     335,432




     No  income  taxes  were  paid  during  fiscal  1996,  1997  or  1998.

                                   -- F-33 --

17.  Quarterly  Information  (unaudited)


     The  following  financial  data  summarizes quarterly results for the Company for the years ended December 31,
1997  and  December  31,  1998:


                                                         Three Months Ended
Fiscal 1997                                                   March 31          June 30      September 30    December 31
                                                        --------------------  ------------  --------------  -------------
     Total revenues. . . . . . . . . . . . . . . . .    $         4,288,664   $ 6,110,826   $   6,370,219   $  5,661,419
     Net income. . . . . . . . . . . . . . . . . . .                179,028       966,869         511,814        (44,658)
     Earnings per common share basic and diluted . .                   0.03          0.15            0.08          (0.01)


                                                        Three Months Ended
                                                        March 31              June 30       September 30    December 31
                                                        --------------------  ------------  --------------  -------------
Fiscal 1998
     Total revenues. . . . . . . . . . . . . . . . . .  $         5,351,158   $ 3,901,647   $   4,723,397   $  9,078,276
     Net income (loss) . . . . . . . . . . . . . . . .             (121,138)   (5,233,788)     (2,051,476)       261,979
     Net income (loss) available to common shareholders            (295,513)   (5,655,663)     (2,473,351)      (159,896)
     Earnings per common share basic and diluted . . .                (0.05)        (0.86)          (0.38)         (0.02)



                                   -- F-34 --