Form 10-Q
period 1999-03-31
AUTOBOND ACCEPTANCE CORP
filed 1999-05-17
CIK 1014747

                               UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark  One)

[X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE SECURITIES
      EXCHANGE  ACT  OF  1934

For  the  quarterly  period  ended  March  31,  1999

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

Yes  ___X___    No  _____

As  of  May  17,  1999,  there  were 6,531,311 shares of the registrant's Common
Stock,  no  par  value,  outstanding.

                                    -- i --


TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . .   3
Item 2.  Management's Discussion And Analysis Of Financial Condition And  Results Of
         Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  15
PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32
Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32
Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . . . . . . . . .  34
Item 3.  Defaults Upon Senior Securities . . . . . . . . . . . . . . . . . . . . . .  34
Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . .  35
Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  35
Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . .  36
EXHIBIT 27.1 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  39
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  40

                                    -- ii --

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                     AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    MARCH 31
                                                                       1998          1999
                                                              --------------  ------------
                                                                               (UNAUDITED)
ASSETS
------------------------------------------------------------

Cash and cash equivalents. . . . . . . . . . . . . . . . . .  $   5,170,969   $ 2,233,813
Receivable from Dynex. . . . . . . . . . . . . . . . . . . .      6,573,107             -
Finance contracts held for sale, net . . . . . . . . . . . .        867,070     7,047,660
Collateral acquired, net . . . . . . . . . . . . . . . . . .         70,957             -
Retained interest in securitizations - Trading . . . . . . .      4,586,908     4,035,814
Retained interest in securitizations - Available for Sale. .      9,286,443     8,010,503
Debt issuance costs. . . . . . . . . . . . . . . . . . . . .        729,206       637,558
Due from affiliates. . . . . . . . . . . . . . . . . . . . .        396,015       416,187
Property, plant, and equipment, net. . . . . . . . . . . . .      1,187,421     1,193,081
Deferred income taxes. . . . . . . . . . . . . . . . . . . .              -     1,497,101
Other assets . . . . . . . . . . . . . . . . . . . . . . . .      1,463,046     2,009,485
                                                              --------------  ------------
Total assets . . . . . . . . . . . . . . . . . . . . . . . .  $  30,331,142   $27,081,202
                                                              ==============  ============


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------

Liabilities:
Notes Payable. . . . . . . . . . . . . . . . . . . . . . . .  $  10,166,969   $10,203,252
Non-recourse debt. . . . . . . . . . . . . . . . . . . . . .      3,185,050     2,633,956
Payables and accrued liabilities . . . . . . . . . . . . . .      1,324,951     1,152,293
Deferred income taxes. . . . . . . . . . . . . . . . . . . .        101,800             -
                                                              --------------  ------------
Total liabilities. . . . . . . . . . . . . . . . . . . . . .  $  14,778,770   $13,989,501
                                                              --------------  ------------

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized;.  $  10,856,000   $10,856,000
1,125,000 shares of 15% Series A cumulative preferred
stock, $10 liquidation preference, issued and outstanding,
(Dividends in arrears of $421,875)
Common stock, no par value; 25,000,000 shares authorized;. .          1,000         1,000
6,531,311 shares issued and outstanding
Capital in excess of stated capital. . . . . . . . . . . . .      8,291,481     8,291,481
Due from shareholders. . . . . . . . . . . . . . . . . . . .        (10,592)      (10,592)
(Accumulated deficit). . . . . . . . . . . . . . . . . . . .     (3,057,602)   (5,518,273)
Investment in common stock agreement . . . . . . . . . . . .       (527,915)     (527,915)
                                                              --------------  ------------
Total shareholders' equity . . . . . . . . . . . . . . . . .  $  15,552,371   $13,091,701
                                                              --------------  ------------

Total liabilities and shareholders' equity . . . . . . . . .  $  30,331,142   $27,081,202
                                                              ==============  ============


   The accompanying notes are an integral part of the consolidated financial statements.





                                    -- 1 --



                         AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                            (UNAUDITED)



                                                      THREE MONTHS ENDED MARCH 31,
                                                                  1998                   1999
                                                     ------------------------------  -------------

Revenues:
Interest income . . . . . . . . . . . . . . . . . .  $                   1,138,498   $    463,986
Gain on sale of finance contracts . . . . . . . . .                      3,867,941      1,539,187
Servicing income. . . . . . . . . . . . . . . . . .                        506,593      1,005,774
Other income. . . . . . . . . . . . . . . . . . . .                        126,149        775,992
                                                     ------------------------------  -------------
Total revenues. . . . . . . . . . . . . . . . . . .                      5,639,181      3,784,939
                                                     ------------------------------  -------------
Expenses:
Provision for credit losses . . . . . . . . . . . .                        100,000         60,465
Interest expense. . . . . . . . . . . . . . . . . .                      1,290,405        713,370
Salaries and benefits . . . . . . . . . . . . . . .                      2,397,765      3,149,032
General and administrative. . . . . . . . . . . . .                      1,084,264      1,869,323
Impairment of retained interest in securitizations.                        288,023      1,051,457
Other operating expenses. . . . . . . . . . . . . .                        649,054      1,000,864
                                                     ------------------------------  -------------
Total expenses. . . . . . . . . . . . . . . . . . .                      5,809,511      7,844,511
                                                     ------------------------------  -------------
Loss before income taxes. . . . . . . . . . . . . .                       (170,330)    (4,059,572)
Benefit from income taxes . . . . . . . . . . . . .                        (49,192)    (1,598,901)
                                                     ------------------------------  -------------
Net loss. . . . . . . . . . . . . . . . . . . . . .                       (121,138)    (2,460,671)

Preferred stock dividend in arrears . . . . . . . .                              -       (421,875)
                                                     ------------------------------  -------------

Net loss attributable to common shareholders. . . .  $                    (121,138)  $ (2,882,546)
                                                     ==============================  =============

Weighted average number of common shares:
            Basic . . . . . . . . . . . . . . . . .                      6,531,311      6,531,311
            Diluted . . . . . . . . . . . . . . . .                      6,531,311      6,531,311
Loss per common share:
           Basic. . . . . . . . . . . . . . . . . .                         ($0.03)        ($0.44)
           Diluted. . . . . . . . . . . . . . . . .                         ($0.03)        ($0.44)

Net loss. . . . . . . . . . . . . . . . . . . . . .                      ($121,138)   ($2,882,546)
Other comprehensive income, net of tax:
            Unrealized loss on retained interest in
            Securitizations . . . . . . . . . . . .                        (38,381)             -
                                                     ------------------------------  -------------
            Comprehensive loss. . . . . . . . . . .                     ( $159,519)   ($2,882,546)
                                                     ==============================  =============


        The  accompanying  notes  are  an  integral part of the consolidated financial statements.




                                    -- 2 --



                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                  THREE MONTHS ENDED
                                    MARCH 31, 1999
                                    --------------

                                       SHARES     AMOUNT
Preferred stock:
Beginning balance . . . . . . . . . .  1,125,000  $10,856,000
Ending Balance. . . . . . . . . . . .  1,125,000   10,856,000

Common stock:
Beginning balance . . . . . . . . . .  6,531,311        1,000
Ending balance. . . . . . . . . . . .  6,531,311        1,000

Capital in excess of stated capital:
Beginning balance . . . . . . . . . .          -    8,291,481
Ending balance. . . . . . . . . . . .          -    8,291,481


Due (from) shareholders:
Beginning balance . . . . . . . . . .          -      (10,592)
Ending balance. . . . . . . . . . . .          -      (10,592)

Accumulated Deficit:
Beginning balance . . . . . . . . . .          -   (3,057,602)
Net loss. . . . . . . . . . . . . . .          -   (2,460,671)
                                                  ------------
Ending balance. . . . . . . . . . . .          -   (5,518,273)

Investment in common stock agreement:
Beginning balance . . . . . . . . . .          -  $  (527,915)
Ending Balance. . . . . . . . . . . .          -     (527,915)

Total shareholders' equity. . . . . .          -  $13,091,701
                                                  ============




The accompanying notes are an integral part of the consolidated financial statements.



                                    -- 3 --



                    AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)


                                                             THREE MONTHS ENDED
                                                                 MARCH 31,

                                                                     1998          1999
                                                             -------------  ------------
OPERATING ACTIVITIES:
Net loss. . . . . . . . . . . . . . . . . . . . . . . . . .  $   (121,138)  $(2,460,671)
Reconcile net loss to net cash from operating activities:
Amortization of debt issuance costs and discounts
Depreciation and amortization . . . . . . . . . . . . . . .       465,019       272,364
Provision for credit losses . . . . . . . . . . . . . . . .       100,000        60,465
Provision for loss on collateral acquired . . . . . . . . .             -        70,957
Accretion of retained interest in securitizations . . . . .      (127,980)            -
Impairment of retained interest in securitizations. . . . .       288,023     1,051,457
Gain on sale of finance contracts . . . . . . . . . . . . .    (3,867,941)   (1,539,187)
      Deferred income taxes . . . . . . . . . . . . . . . .        49,192    (1,598,901)
  Changes in operating assets and liabilities:
      Restricted funds. . . . . . . . . . . . . . . . . . .    (5,634,807)            -
Receivable from Dynex . . . . . . . . . . . . . . . . . . .             -     6,573,107
Finance contracts held for sale . . . . . . . . . . . . . .     1,942,222    (4,701,868)
Retained interest in securitizations. . . . . . . . . . . .    (3,943,688)      224,484
Due to(from) affiliate. . . . . . . . . . . . . . . . . . .       (22,500)      (20,172)
Prepaids and other assets . . . . . . . . . . . . . . . . .       311,063      (546,439)
   Accounts payable and accrued liabilities . . . . . . . .    (1,877,414)     (172,658)
      Payable to affiliates . . . . . . . . . . . . . . . .     1,897,942             -
                                                             -------------  ------------
             Cash used by operating activities. . . . . . .   (10,542,007)   (2,787,062)
INVESTING ACTIVITIES:
    Proceeds from disposal of collateral acquired . . . . .        13,517             -
    Purchases of property, plant and equipment. . . . . . .             -      (144,522)
                                                             -------------  ------------
             Cash provided (used) by investing activities .        13,517      (144,522)
FINANCING ACTIVITIES:
Net payments on revolving credit facilities . . . . . . . .    (2,959,461)            -
Payments for debt issuance costs. . . . . . . . . . . . . .    (2,263,829)            -
Proceeds from notes payable . . . . . . . . . . . . . . . .     7,650,000             -
Payments on notes payable . . . . . . . . . . . . . . . . .    (2,253,315)       (5,572)
Decrease in bank overdraft. . . . . . . . . . . . . . . . .       231,268             -
Proceeds from public offering of preferred stock, net . . .     9,631,407             -
Dividends paid on preferred stock . . . . . . . . . . . . .             -             -
Proceeds from issuance of common stock warrants . . . . . .       394,000             -
                                                             -------------  ------------
               Cash provided (used) by financing activities    10,430,070        (5,572)
                                                             -------------  ------------
Decrease in cash. . . . . . . . . . . . . . . . . . . . . .       (98,420)   (2,937,156)
Beginning cash balance. . . . . . . . . . . . . . . . . . .       159,293     5,170,969
                                                             -------------  ------------
ENDING CASH BALANCE . . . . . . . . . . . . . . . . . . . .  $     60,873   $ 2,233,813
                                                             =============  ============


  The accompanying notes are an integral part of the consolidated financial statements.


                                    -- 4 --

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     Basis  of  Presentation

     The consolidated financial statements of AutoBond Acceptance Corporation (the "Company") included herein are unaudited and have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations and cash flows for the interim periods. Results for interim periods are not necessarily indicative of the results for a full year. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, (SEC File Number 000-21673). Certain data from the prior year has been reclassified to conform to the 1999 presentation.


2.     Earnings  per  Share

     Basic earnings per share excludes potential dilution of potential shares and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company unless such issuance would be anti-dilutive.


3.     Finance  Contracts  Held  for  Sale


     The following amounts are included in finance contracts held for sale as of:


                                 December 31, 1998    March 31, 1999
                                -------------------  ----------------
Unpaid principal balance . . .  $          944,830   $     7,519,770
Accrued interest . . . . . . .                   -            82,407
Contract acquisition discounts             (64,067)         (538,813)
Allowance for credit losses. .             (13,693)          (15,704)
                                $          867,070   $     7,047,660
                                ===================  ================




4.     Retained  Interest  In  Securitizations

     The Company's retained interests in securitizations represent the present value of expected future cash flows to the Company from sales of finance contracts. The amount of these retained interests may be increased by additional sales or securitizations. The amount of these retained interests may decrease in the case of impairments caused by a revaluation of the future cash flows. Retained interests in securitizations will also decrease due to the Company's receipt of cash flows from their investment.

     The Company utilizes a financial model to project the cash flows from a pool of finance contracts. This model projects cash flows for contractual parties including investors, trustees and servicers, as well as the Company's retained interests. As is the case with most financial models, its effectiveness is primarily
                                    -- 5 --
driven by the performance over time of key financial model assumptions, including: default rates; delinquency rates; prepayment rates; discount rates; initial, ongoing and minimum cash reserve requirements; the interest rate earned on cash reserves; recovery amounts for repossessions; repossession recovery lags; insurance claims recovery amounts; insurance recovery lags; and on-going servicing/trustee fees. Periodically, the Company's financial models and related assumptions have been updated to reflect the actual performance characteristics of the finance contracts. All valuations are conducted on a disaggregated basis. Impairment of retained interest in securitizations for the quarter endend March 31, 1999 was $1,051,457.

     The Company's term securitizations have involved the placement of excess spread backed notes, sometimes referred to as "B Pieces" with institutional investors. All assumptions used to size and sell these "B Pieces" were identical to the initial gain-on-sale assumptions the Company applied with respect to retained interests. The discount rates applied for retained interests ranged from 15% to 17%. The non-vector equivalent of annualized default rates typically ranged from 10% to 12%. The default rate assumptions are estimated based on the historical static pool results. Repossession recovery ratios, with deficiency insurance proceeds reflected, typically ranged from 80% to 90%.

     Two primary causes led to the impairment charges to retained interest in securitizations. The Company has been engaged in litigation with Progressive Northern Insurance Company ("Progressive") regarding the interpretation of default insurance coverage the Company acquired to enhance recoveries. During the earlier stages of the dispute, Progressive continued to pay claims. However, in April 1998 Progressive stopped paying claims. The loss of cash flow from Progressive necessitated drawing funds from the applicable trust cash reserves to pay senior security holders. The Company is the ultimate beneficiary of the cash reserves, and such reserves will need to be replenished before cash flows may resume to the other certificate holders and ultimately to the Company. The depletion and expected delay in receiving any ultimate cash flows reduced the value of the retained interests. The Company has continued to include the expected cash flows from Progressive in its cash flows models. Even though the Company and its legal counsel are optimistic that the Company will prevail in its litigation, at this time, Progressive has not resumed payment of claims. Should the Company's interpretation be incorrect, the Company would need to reassess the carrying value of its retained interest in securitizations under new assumptions and the result of this revaluation could be material.

     The second primary factor was the transfer of servicing functions to the Company from a third party service provider, Loan Servicing Enterprise ("LSE"). In March 1998, the Company commenced litigation against LSE, pertaining to breaches of its servicing obligations. As the Company assumed all servicing it accelerated the rate of charge-offs as compared with prior periods. Accelerated charge-offs resulted in the diversion of any available cash flow to the senior investors that otherwise would flow to subordinate investors or to the benefit of the Company. In attempting to resolve certain of these issues with Moody's Investors Service ("Moody's"), the agency rating the senior securities, the Company committed to Moody's in May 1998 that it would not release monies to the "B Piece" investors until all charge-offs have been reflected in the cash flows attributable to the senior investors. The delay of payments to the subordinated investors causes accretion of the principal amount of their high interest rate B Pieces and a corresponding impairment of the Company's retained interest. The accelerated charge-offs and the Company's decision in May 1998 to commit to Moody's to withhold monies from the B Piece Holders, resulted in a direct impact on the valuation of the retained interests. A total of eight securitizations were impacted by this action.

     The Company has engaged counsel to perform a deal-by-deal analysis of the structural and legal integrity of these transactions and resolve the concerns raised by Moody's. In the meantime, the Company has been notified by the trustees on certain of the securitizations that the action of Moody's and the alleged causes constituted events of servicer termination under such transactions. The trustees have threatened to remove the Company as servicer on certain transactions, and have withheld administrator fees and expenses of approximately $ 1.3 million as of March 31, 1999, due to the Company. Since the Company is of the view that no events of servicing termination have occurred and that the transactions documents did not intend for servicing compensation to the Company to be cut off where the cause of an event of default is due to the actions of Progressive and LSE (the former servicer), the Company is seeking to resolve those
                                    -- 6 --
issues to the satisfaction of all parties. See Note 8 below for a discussion of further contingencies with respect to the Company's interests in securitizations.


5.     Revolving  Credit  Facilities

     On June 10, 1998, the Company and Dynex Capital, Inc., ("Dynex") entered into an arrangement whereby the Company obtained a commitment from Dynex to purchase all currently warehoused and future automobile finance contract acquisitions through at least May 31, 1999 (the "Funding Agreement"). The terms of the Funding Agreement were modified on June 30, October 20, and October 28, 1998. Under the prior terms of the Funding Agreement, the Company transfered finance contracts to AutoBond Master Funding Corporation V ("Master Funding V"), a qualified unconsolidated special purpose subsidiary, and Dynex provided credit facilities in an amount equal to 104% of the unpaid principal balance of the finance contracts (the "Advance Rate"). The proceeds of such facilities are received by the Company. Under the modified terms of the Funding Agreement, the Advance Rate was reduced from 104% to 88% for an interim period (the "Interim Period") ending December 31, 1998. At the end of the Interim Period, the Advance Rate reverted to 104% and Dynex was to advance to Master Funding V an additional amount equal to 16% of the unpaid principal balance of finance contracts financed by Dynex during the Interim Period. This additional amount receivable from Dynex totalled $6.5 million at December 31, 1998, and was collected in January and February 1999. Advances under the Funding Agreement are evidenced by Class A and Class B Notes (collectively, the "Notes") issued by Master Funding V to Dynex. The Class A Notes are issued in a principal amount equal to 94.0% of the unpaid principal balance of the finance contracts (88.0% for advances funded during the Interim Period) and bear interest at a rate equal to 190 basis points over the corporate bond equivalent yield on the three-year Treasury note on the closing date for each such advance. The Class B Notes are issued in a principal amount equal to 10.0% of the unpaid principal balance of the finance contracts (0.0% for advances funded during the Interim Period) and bear interest at a rate equal to 16% per annum. The Company retains a subordinated interest in the pooled finance contracts. Transfers of finance contracts to the qualified special purpose entity have been recognized as sales under SFAS No. 125. The Company transferred $12.6 million in finance contracts during the quarter ended March 31, 1999. At March 31, 1999, advances by Dynex under the Funding Agreement totaled $ 169.2 million. See Note 8 for the status of the Dynex Funding Agreement.


6.     Notes  Payable  and  Non-Recourse  Debt


     The  following  amounts  are  included  in notes payable and non-recourse debt as of:


                                                                    December 31,      March 31,
                                                                           1998           1999
                                                                                    (Unaudited)
                                                                   -------------   ------------
Non-recourse notes payble, collateralized by Class B Certificates  $   3,185,050   $ 2,633,956
Convertible Senior Notes. . . . . . . . . . . . . . . . . . . . .      3,000,000     3,000,000
Convertible Subordinated Notes. . . . . . . . . . . . . . . . . .      7,500,000     7,500,000
Other notes payable . . . . . . . . . . . . . . . . . . . . . . .         23,342        17,771
Discount on subordinated notes payable. . . . . . . . . . . . . .       (356,373)     (314,519)
                                                                   --------------  ------------
                                                                   $  13,352,019   $12,837,208




                                    -- 7 --

     On June 10, 1998, the Company sold to Dynex at par $3 million of the Company's 12% Convertible Senior Notes due 2003 (the "Senior Notes"). Interest on the Senior Notes is payable quarterly in arrears, with the principal amount due on June 9, 2003. The Senior Notes may be converted at the option of Dynex on or before May 31, 1999 into shares of the Company's common stock at a conversion price of $6.00 per share. Demand and "piggyback" registration rights with respect to the underlying shares of common stock were granted. The Company has made all interest payments due on the Senior Notes and expects to continue to meet such obligations. Dynex also has purported to accelerate the Senior Notes. The Company disputes the validity of such acceleration.

     In January 1998, the Company privately placed with BancBoston Investments, Inc. ("BancBoston") $7,500,000 in aggregate principal amount of its 15% senior subordinated convertible notes (the "Subordinated Notes"). Interest on the Subordinated Notes is payable quarterly until maturity on February 1, 2001. The Subordinated Notes are convertible at the option of the holder for up to 368,462 shares of common stock of the Company, at a conversion price of $3.30 per share, subject to adjustment under standard anti-dilution provisions. The Company also granted BancBoston a warrant to purchase company stock exercisable to the extent the debt is not converted (See Note 7). In the event of a change of control transaction, the holder of the Subordinated Notes may require the Company to repurchase the Subordinated Notes at 100% of the principal amount plus accrued interest. The Subordinated Notes are redeemable at the option of the Company on or after July 1, 1999 at redemption prices starting at 105% of the principal amount, with such premium reducing to par on and after November 1, 2000, plus accrued interest. The Subordinated Notes were issued pursuant to an Indenture, dated as of January 30, 1998 (the "Indenture") between the Company and BankBoston, N.A., as agent. The Indenture contains certain restrictive covenants including: (i) a consolidated leveraged ratio not to exceed 2 to 1 (excluding non-recourse warehouse debt and securitization debt); (ii) limitations on payments such as dividends (but excluding, so long as no event of default has occurred under the Indenture, dividends or distributions on the preferred stock of the Company); (iii) limitations on sales of assets other than in the ordinary course of business; and (iv) certain financial covenants, including a minimum consolidated net worth of $12 million (plus proceeds from equity offerings), a minimum ratio of EBITA to interest of 1.5 to 1, and a maximum cumulative repossession ratio of 27%. Events of default under the Indenture include failure to pay, breach of covenants, cross-defaults in excess of $1 million or material breach of representations or covenants under the purchase agreement with BancBoston. The Company capitalized debt issuance costs of $594,688, and recorded a discount of $507,763 on the debt representing the value of the warrants issued. The debt issuance cost and discount is being amortized as interest expense on the interest method through February 2001. At March 31, 1999, the Company did not meet certain of its financial covenants, which constitutes an event of default on the Subordinated Notes. The Company has made all payments due on its Subordinated Notes and expects to continue to meet such obligations. The Subordinated Notes have not been formally accelerated by BancBoston; however, if such acceleration were made, BancBoston could declare such amounts immediately due.


7.  Stockholders'  Equity

Preferred  Stock
     In February 1998, the Company completed the underwritten public offering of 1,125,000 shares of its 15% Series A Cumulative Preferred Stock (the "Preferred Stock"), with a liquidation preference of $10 per share. The price to the public was $10 per share, with net proceeds to the Company of approximately $9,631,000. Such net proceeds have been utilized for working capital purposes, including the funding of finance contracts. Dividends on the Preferred Stock are cumulative and payable quarterly on the last day of March, June, September and December of each year, commencing on June 30, 1998, at the rate of 15% per annum. After three years from the date of issuance, the Company may, at its option, redeem one-sixth of the Preferred Stock each year, in cash at the liquidation price per share (plus accrued and unpaid dividends), or, if in common stock, that number of shares equal to $10 per share of Preferred Stock to be redeemed, divided by 85% of the average closing sale price per share for the common stock for the five trading days prior to the redemption date. The Preferred Stock is not redeemable at the option of the holder and has no stated maturity. The Preferred Stock dividend was not paid for the first quarter of 1999.

                                    -- 8 --

     Because the Company is not in compliance with the certain of the financial covenants of its Subordinated Notes, the Company did not pay the quarterly dividend on its Preferred Stock, otherwise payable on March 31, 1999. If dividends on the Preferred Stock are in arrears for two quarterly dividend periods, holders of the Preferred Stock will have the right to elect two additional directors to serve on the Company's Board of Directors until such dividend arrearage is eliminated. In addition, certain changes that could materially affect the holders of Preferred Stock, such as a merger of the Company, cannot be made without the affirmative vote of the holders of two-thirds of the shares of Preferred Stock, voting as a separate class. The Preferred Stock ranks senior to the common stock with respect to the payment of dividends and amounts upon liquidation, dissolution or winding up.


Warrants
     In connection with the issuance of Preferred Stock, the Company sold to Tejas Securities Group, Inc. ("Tejas"), for $100, a warrant (the "Tejas Warrant") to purchase up to 100,000 shares of the Company's common stock at an exercise price equal to $7.75 per share. The Tejas Warrant is exercisable for a period of four years commencing February 17, 1999. The Tejas Warrant includes a net exercise provision permitting the holder, upon consent of the Company, to pay the exercise price by cancellation of a number of shares with a fair market value equal to the exercise price of such Tejas Warrant. The value of the warrant of $394,000 was recorded as additional issuance cost of the Preferred Stock.

     In connection with the issuance of the Company's Subordinated Notes in January 1998, the Company issued to BancBoston a warrant (the "Subordinated Note Warrant"). The Subordinated Note Warrant entities the holder, upon the exercise thereof, to purchase from the Company that number of shares of the Company's common stock, up to 368,462, which were available for conversion at the maturity of the Subordinated Notes on February 1, 2001. The holder may either convert the debt represented by the Subordinated Notes or exercise the Subordinated Note Warrant but not both. The Subordinated Note Warrant contains customary anti-dilution provisions, as well as certain demand and "piggyback" registration rights. In addition, if certain major corporate events (such as a change in control or major stock offering) do not occur prior to February 1, 2001, then the holder will have the right to put the Subordinated Note Warrant to the Company at the difference between the current market price and the exercise price of the Subordinated Note Warrant. Based on the market price at March 31, 1999, no amount would be payable at such date. The Company has the option to redeem the Subordinated Note Warrant under certain circumstances. The Subordinated Note Warrant expires on January 31, 2005. The Subordinated Note Warrant was valued at $375,831 which was recorded as a discount on the debt.

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

     The Company's remaining outstanding warrants are a warrant (expiring January 12, 2000) held by an individual exercisable for 7,500 shares of common stock of the Company at a price of $4.00 per share, a warrant (expiring March 31, 2002) held by Infinity Investors Limited exercisable for 100,000 shares of common stock of the Company at a price of $8.73 per share , a warrant held by an individual to purchase 30,000 shares of common stock of the Company at a price of $4.225, and a warrant held by Infinity Investors Limited to purchase 200,000 shares of common stock of the Company at a price of $4.225.


Common  Stock  Investment  Agreement
     On May 20, 1998, the Company and Promethean Investment Group, L.L.C. ("Promethean") entered into a common stock investment agreement (the "Investment Agreement") and related registration rights agreement whereby Promethean agreed to purchase from the Company, on the terms and conditions outlined below, up to $20 million (subject to increase up to $25 million at Promethean's option) of the
                                    -- 9 --

Company's common stock. The Company must deliver a preliminary notice of its intention to require Promethean to purchase its common shares at least ten but not more than thirty days prior to the Company's delivery of its final notice. The Company may only deliver such final notice if (i) the dollar volume-weighted price of its common stock reported on the business day of such final notice is at least $3.25 per share, (ii) at all times during the period beginning on the date of delivery of the preliminary notice and ending on and including the closing date (a) a registration statement covering the resale of no less than 150% of the shares to be sold to Promethean under the Investment Agreement has been declared and remains effective and (b) shares of the Company's common stock are at such time listed on a major national securities exchange, and (iii) the Company has not delivered another final notice to Promethean during the preceding twenty-five business days preceding delivery of such final notice. Following receipt of a final notice, Promethean's purchase obligation will equal the lowest of (i) the amount indicated in such final notice, (ii) $5,000,000 and
(iii) 20% of the aggregate of the daily trading dollar volume on the twenty consecutive business days following delivery of the put notice. Promethean may, in its sole discretion, increase the amount purchasable in the preceding sentence by 125%. Promethean must conclude all required purchases of common shares within twenty-five business days of receipt of the final notice. The purchase price for the Company's shares will be equal to 95% of the lowest daily dollar volume-weighted average price during the six consecutive trading days ending on and including the date of determination. Promethean's obligation to purchase shares under the Investment Agreement shall end either upon the mutual consent of the parties or automatically upon the earliest of the date (a) on which total purchases by Promethean under the Investment Agreement total $20,000,000, (b) which is two years after the effective date of the registration statement relating to the common stock covered by the Investment Agreement, or
(c) which is twenty-seven months from the date of the Investment Agreement. In consideration of Promethean's obligations under the Investment Agreement, the Company paid $527,915 in cash on August 19, 1998, which was treated as an investment in a common stock agreement.



8.  Commitments  and  Contingencies

     On February 8, 1999, the Company, AutoBond Master Funding Corporation V, a wholly-owned subsidiary of the Company ("Master Funding V"), William O. Winsauer, the Chairman and Chief Executive Officer of the Company, John S. Winsauer, a Director and the Secretary of the Company, and Adrian Katz, the Vice-Chairman, Chief Financial Officer and Chief Operating Officer of the Company (collectively, the "Plaintiffs") commenced an action in the District Court of Travis County, Texas (250th Judicial District) against Dynex and James Dolph (collectively, the "Defendants"). This action is hereinafter referred to as the "Texas Action". The Company and the other Plaintiffs assert in the Texas Action that Dynex breached the terms of the Credit Agreement (the "Credit Agreement"), dated June 9, 1998, by and among the Company, Master Funding V and Dynex. Such breaches include delays and shortfalls in funding the advances required under the Credit Agreement and ultimately the refusal by Dynex to fund any further advances under the Credit Agreement. Plaintiffs also allege that Dynex and Mr. Dolph conspired to misrepresent and mischaracterize the Company's credit underwriting criteria and its compliance with such criteria with the intention of interfering with and causing actual damage to the Company's business, prospective business and contracts. The Plaintiffs assert that Dynex' funding delays and ultimate breach of the Credit Agreement were intended to force the Plaintiffs to renegotiate the terms of their various agreements with Dynex and related entities. Specifically, the Plaintiffs assert that Dynex intended to force the Company to accept something less than Dynex' full performance of its obligations under the Credit Agreement. Further, Dynex intended to force the controlling shareholders of the Company to agree to sell their stock in the Company to Dynex or an affiliate at a share price substantially lower than the $6.00 per share price specified in the Stock Option Agreement, dated as of June 9, 1998, by and among Messrs. William O. Winsauer, John S. Winsauer and Adrian Katz (collectively, the "Shareholders") and Dynex Holding, Inc. Plaintiffs in the Texas Action request declaratory judgement that
(a) Dynex has breached and is in breach of its various agreements and contracts with the Plaintiffs, (b) Plaintiffs have not and are not in breach of their various agreements and contracts with Defendants, (c) neither the Company nor Master Funding V has substantially or materially violated or breached any representation or warranty made to Dynex, including but not limited to the representation and warranty that all or substantially all finance contracts funded or to be funded by Dynex comply in full with, and have been acquired by the
                                    -- 10 --

Company in accordance with, the Company's customary underwriting guidelines and procedures, and (d) Dynex is obligated to fund the Company in a prompt and timely manner as required by the parties' various agreements. In addition to actual, punitive and exemplary damages, the Plaintiffs also seek injunctive relief compelling Dynex to fund immediately all advances due to the Company under the Credit Agreement.

     On February 9, 1999, Dynex commenced an action against the Company in the United States District Court for the Eastern District of Virginia (Richmond District) (the "Virginia Action") seeking declaratory relief that Dynex is (a) not obligated to advance funds to Master Funding V under the Credit Agreement because the conditions to funding set forth in the Credit Agreement have not been met, and (b) entitled to access to all books, records and other documents of Master Funding V, including all finance contract files. Specifically, Dynex alleges that as a result of a partial inspection of certain finance contract files by Mr. Dolph and Virgil Baker & Associates in January 1999, Dynex concluded that a significant number of such contracts contained material deviations from the applicable credit criteria and procedures, an apparent breach of the Credit Agreement. Dynex also alleges that on February 8, 1999, the Company refused to permit Mr. Dolph and representatives from Dynex access to the books, records and finance contract files of the Company. Dynex concludes that as a result of such alleged breaches, it is not obligated to provide advances under the Credit Agreement. Dynex also seeks to recover damages resulting from the Company's alleged breach of the partie's various agreements, which alleged breach the Company vigorously denies.The Company, Messrs. William O. Winsauer, John S. Winsauer and Adrian Katz filed a responsive pleading on March 25, 1999. The Company has sought dismissal of the Virginia Action on the basis that these matters are being litigated in the previously filed Texas Action.

     On February 22, 1999, the same day that Dynex notified the Company of a purported servicing termination, Dynex filed another action against the Company in the United States District Court for the Southern District of New York (the "New York Action"), seeking damages and injunctive relief for the Company's alleged breaches under the servicing agreement among the Company, Dynex and Master Funding V. The Company was not notified of the New York Action until March 1, 1999, when Dynex sought a temporary restraining order against the Company. After hearing argument from counsel for both sides, the temporary restraining order was denied. On March 23, 1999, the court issued an order transferring the action to the Federal District Court in the Eastern District of Virginia without prejudice. The Company remains the servicer and is performing in its capacity as servicer.

     On March 1, 1999, the Company and the other Plaintiffs filed an application in the Texas Action for a temporary injunction enjoining Dynex (a) from continuing to suspend or withhold funding pursuant to the Credit Agreement, (b) from removing or attempting to remove the Company as servicer, and (c) from making any further false or defamatory public statements regarding the Plaintiffs. A hearing is scheduled for June 1999, to consider this application.

     Dynex has purportedly accelerated all amounts due under the Senior Note Agreement dated June 9, 1998, by and between Dynex and the Company. The Company disputes such purported acceleration.

     In connection with the 1997-B and 1997-C securitization, $5.8 million in Class B Notes are exchangeable (at a rate of 117.5% of the principal amount of Class B Notes exchanged) for the Company's 17% Convertible Notes, solely upon the occurrence of a delinquency ratio trigger relating to the securitized pools.

     In March 1998, after Progressive Northern Insurance ("Progressive") purported to cancel the VSI and deficiency balance insurance policies issued in favor of the Company, the Company sued Progressive, its affiliate United
Financial Casualty Co. and their agent in Texas, Technical Risks, Inc. in the District Court of Harris County, Texas. The action seeks declaratory relief confirming the Company's interpretation of the policies as well as claims for damages based upon breach of contract, bad faith and fraud. The Company has received the defendants' answers, denying the Company's claims, and discovery is proceeding. Progressive stopped paying claims during the second quarter of 1998. As a result of the attempt by Progressive to cancel its obligations and its refusal to honor claims after March 1998, the Company has suffered a variety of damages, including impairment of its retained interest in securitizations. The Company is vigorously contesting the legitimacy of Progressive's actions through litigation. Although a
                                    -- 11 --
favorable outcome cannot be assured, success in the litigation could restore at least some of the value of the Company's interests in such securitizations.
Conversely, if the court were to uphold Progressive's position, further impairment of the Company's interests could occur, resulting in an adverse effect on the Company's results of operations.

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

     The Company has taken actions to provide that their computer systems are capable of processing for the periods in the year 2000 and beyond. The costs associated with this are not expected to significantly affect operating cash flow; however, the nature of their business requires that they rely on external vendors and services who may not be year 2000 compliant. Therefore, there is no assurance that the Company's actions in this regard will be successful.

     On April 6, 1999, the Company and the controlling shareholders of the Company, as defendants (the "Defendants"), were served with notice of a suit filed on March 31, 1999 in the United States District Court for the Western District of Texas (Austin Division) by Bruce Willis (the "Plaintiff"), a holder of the Preferred Stock. The suit alleges, among other things, that the Defendants violated Section 10(b) of the Securities and Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) in failing to disclose adequately and in causing misstatements concerning the nature and condition of the Company's financing sources. The suit also alleges that such actions constituted statutory fraud under the Texas Business Corporation Act, common law fraud and negligent misrepresentation. The Plaintiff seeks class action certification. The Plaintiff also seeks, among other things, actual, special, consequential, and exemplary damages in an unspecified sum, as well as costs and expenses incurred in connection with pursuing the action against the Company. The Company believes that it has consistently and accurately informed the public of its business and operations, including the viability of its funding sources, and, as a consequence believes the suit to be without merit and intends to vigorously defend against this action.

                                    -- 12 --

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and the other financial data included herein. Certain of the financial information set forth below has been rounded in order to simplify its presentation. However, the ratios and percentages set forth below are calculated using the detailed financial information contained in the Financial Statements and the Notes thereto, and the financial data included elsewhere in this Form 10-Q. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1998 (SEC File Number 000-21673).

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

     The Company acquires finance contracts generally from franchised automobile dealers, makes credit decisions using its own underwriting guidelines and credit personnel and performs the collection function for finance contracts using its own collections department. The Company also acquires finance contracts from third parties other than dealers, for which the Company reunderwrites and collects such finance contracts in accordance with the Company's standard guidelines. The Company has securitized portfolios of these retail automobile installment contracts to efficiently utilize limited capital to allow continued growth and to achieve sufficient finance contract volume to allow profitability. The Company markets a single finance contract acquisition program to automobile dealers, which adheres to consistent underwriting guidelines involving the purchase of primarily late-model used vehicles.

     The continued acquisition and servicing of sub-prime finance contracts by an independent finance company under current market conditions is a capital and labor intensive enterprise. Capital is needed to fund the acquisition of finance contracts and to effectively securitize them so that additional capital is made available for acquisition activity. While a portion of the Company's financing has been obtained with investment grade ratings at relatively low interest rates, the remainder is difficult to obtain and requires the Company to pay high coupons, fees and other issuance expenses, with a negative impact on earnings. The underwriting and servicing of a growing sub-prime finance contract portfolio requires a higher level of experienced personnel than that required for a portfolio of higher credit-quality consumer loans. Accordingly, the Company's growth in finance contract volume since inception has corresponded with a significant increase in expenses related to building the infrastructure necessary for effective underwriting and servicing. The Company's assumption of all servicing functions in late 1997 has increased servicing income. In view of the Dynex situation and the high cost of capital, the Company does not expect to see profitability until alternate funding is obtained. The Company has begun to strategically reduce staff in order to conserve capital.


                                    -- 13 --

REVENUES

     The Company's primary sources of revenues consist of three components: interest income, gain on sale of finance contracts and servicing fee income.


     Interest Income. Interest income consists of the sum of two primary components: (i) interest income earned on finance contracts held for sale by the Company and (ii) interest income earned on retained interest in securitizations. Other factors influencing interest income during a given fiscal period include
(a) the annual percentage rate of the finance contracts acquired, (b) the aggregate principal balance of finance contracts acquired and funded through the Company's warehouse and other credit facilities prior to securitization, and (c) the length of time such contracts are funded by the warehouse and other credit facilities.


     Gain on Sale of Finance Contracts. For transfers of financial assets that result in the recognition of a sale, the newly created assets obtained and liabilities incurred by the transferor as a part of a transfer of financial assets are initially measured at fair value. Interest in the assets that are retained are measured by allocating the previous carrying amount of the assets (e.g. finance contracts) between the interest sold (e.g. investor certificates) and interest retained based on their relative fair values at the date of the transfer. The amounts initially assigned to these financial components is a determinant of the gain or loss from a securitization transaction.

     The retained interest in securitizations available for sale are carried at estimated fair value with unrealized gains (losses) recorded in stockholders' equity as part of accumulated other comprehensive income and those classified as trading are carried at estimated fair value with unrealized gain (losses) recorded currently in income. The fair value of the retained interest in securitizations is determined by discounting expected cash flows at a rate based on assumptions that market participants would use for similar financial instruments subject to prepayment, default, collateral value and interest rate risks. The Company's retained interest is subordinated to other trust securities, consequently cash flows are paid by the securitization trustee to the investor security holders until such time as all accrued interest together with principal have been paid in full. Subsequently, all remaining cash flows are paid to the Company.

     An impairment review of the retained interest in securitizations is performed quarterly by calculating the net present value of the expected future excess spread cash flows after giving effect to changes in assumptions due to market and economic changes and the performance of the loan pool to date. Impairment is determined on a disaggregated basis consistent with the risk characteristics of the underlying finance contracts as well as the performance of the pool to date. To the extent that the Company deems the asset to be permanently impaired, the Company would record a charge against earnings and write down the asset accordingly. The Company recorded a charge to income of $1,051,457 during the three months ended March 31, 1999 as a result of the impairment review. See Note 4 to the Consolidated Financial Statements.

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

                                    -- 14 --

     The gain on sale of finance contracts is affected by the aggregate principal balance of contracts securitized and the gross interest spread on those contracts. The following table illustrates the gross interest spread for each of the Company's securitizations:



                                 Finance Contracts(1)     Senior Investor Certificates
                                 --------------------     ----------------------------

                                Principal    Weighted     Balance
                                  Amount      Average    March 31,               Gross
Securitization                 Securitized     Rate         1999       Rate    Spread(2)
-----------------------------  ------------  ---------  ------------  -------  ---------
AutoBond Receivables
Trust 1995-A. . . . . . . . .  $ 26,261,009      18.9%  $  4,814,329     7.2%      11.7%

Trust 1996-A. . . . . . . . .    16,563,366      19.7%     4,413,527     7.2%      12.5%

Trust 1996-B. . . . . . . . .    17,832,885      19.7%     5,603,860     7.7%      12.0%

Trust 1996-C. . . . . . . . .    22,296,719      19.7%     8,635,377     7.5%      12.2%

Trust 1996-D. . . . . . . . .    25,000,000      19.5%    10,216,015     7.4%      12.1%

Trust 1997-A (4). . . . . . .    28,037,167      20.8%     9,858,358     7.8%      13.0%

Trust 1997-B. . . . . . . . .    34,725,196      19.9%    18,521,805     7.7%      12.2%

Trust 1997-C. . . . . . . . .    34,430,079      20.0%    19,516,364     7.6%      12.4%
AutoBond Master Funding
Corporation V Trust Dynex (3)   153,092,410      20.0%   130,926,926  7.4%(3)      12.6%
Total . . . . . . . . . . . .  $358,238,831             $212,506,561
                               ============             ============

----------------------------------------------------------------------------------------

1  Refers  only  to  balances  on  senior  investor  certificates.
2  Difference  between  weighted  average  contract  rate  and  senior certificate rate.
3  Includes  $26  million  of  finance contracts from securitizations previously retired
4  Weighted  average  of  senior  investor  coupon  rates




     Servicing Income. The Company earns substantially all of its servicing fee income on the contracts it services on behalf of securitization trusts. Servicing fee income consists of: (i) contractual administrative fees received through securitizations, equal to $7.00 per month per contract included in each trust (excluding amounts paid to third-party servicers by the trust); (ii) contractual servicing fees received through securitizations, equal to $8.00 per month per contract included in each trust; and (iii) fee income earned as servicer for such items as late charges and documentation fees, which are earned whether or not a securitization has occurred.

                                    -- 15 --

FINANCE  CONTRACT  ACQUISITION  ACTIVITY



The following table sets forth information about the Company's finance contract acquisition activity:

                                                  Three Months Ended
                                                      March  31,

                                                         1998         1999
                                                  -----------  -----------

Number of finance contracts acquired . . . . . .        2,637        1,586
Principal balance of finance contracts acquired.  $29,775,406  $20,336,852
Number of active dealerships (1) . . . . . . . .          578          466
Number of enrolled dealerships . . . . . . . . .        1,789        2,332

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



THREE  MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

NET  LOSS

     In the three months ended March 31, 1999, the net loss was $2,460,671 which represents an increase in loss of $2,339,533 over the three months ended March 31, 1998 net loss of $121,138. The increase in loss primarily resulted from the termination by Dynex of the Funding Agreement which forced the Company to discontinue acquisition of finance contracts as of February 9, 1999. The Company continues to pursue alternative funding sources. Impairment of retained interest for the three months ending March 31, 1999 was $1,051,457.


Total  Revenues

     Total revenues for the three months ended March 31, 1999 of $3,784,939 represent a decrease of $1,854,242 from the three months ended March 31, 1998 revenues of $5,639,181. The decrease was due primarily to the reduction in volume of finance contract sales activity for the first quarter.

     Interest Income. Interest income for the three months ended March 31, 1999 of $463,986 represents a decrease of $674,512 from the three months ended March 31, 1998 interest income of $1,138,498 due to the timing of finance contract acquisitions and the period held before securitization.

     Gain on Sale of Finance Contracts. The Company realized gain on sale totaling $1,539,187 (12.2%) on finance contracts of $12.6 million during the three months ended March 31, 1999. Gain on sale amounted to $3,867,941 (15.8%) on finance contracts of $24.5 million in the comparable 1998 period. The decrease of $2,328,754 was primarily due to the reduction in volume of sales as a result of the termination of the Dynex Funding Agreement.

     Servicing Fee Income. The Company reports servicing fee income only with respect to finance contracts that are securitized or sold. For the three months ended March 31, 1999 servicing fee income was $1,005,774, consisting of contractual administrative fees and servicer fees. Servicing fee income increased by $499,181 from the three months ended March 31, 1998 servicing fee income of $506,593 as a result of the increased volume of contracts being serviced.

                                    -- 16 --

     Other Income. For the three months ended March 31, 1999, other income amounted to $775,992 compared with $126,149 for the comparable 1998 period. The increase was mainly attributable to settlement of litigation with Charlie Thomas Ford, Inc. on favorable terms. See "Legal Proceedings".


Total  Expenses

     Total expenses for the three months ended March 31, 1999 of $7,844,511 represent an increase of $2,035,000 from the three months ended March 31, 1998 total expenses of $5,809,511, due primarily to impairment of retained interest in securitizations of $1,051,457 during the three months ended March 31, 1999, as well as increases in loan insurance, professional services and expenses related to computer software enhancements.

     Provision for Credit Losses. Provision for credit losses on finance contracts for the three months ended March 31, 1999 of $60,465 represents a decrease of $39,535 from the three months ended March 31, 1998 provision for credit losses of $100,000. The decrease is the result of an evaluation of the finance contract portfolio.

     Interest Expense. Interest expense for the three months ended March 31, 1999 of $713,370 represents a decrease of $577,035 from the three months ended March 31, 1998 interest expense of $1,290,405. The decrease resulted from elimination of borrowing under to revolving credit facilities during the period

      Salaries and Benefits. Salaries and benefits for the three months ended March 31, 1999 of $3,149,032 represent an increase of $751,267 from the three months ended March 31, 1998 salaries and benefits of $2,397,765. Administrative staff were added in the latter part of the first quarter of 1998. All positions were filled during the first quarter of 1999.

     General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 1999 of $1,869,323 represent an increase of $785,059 from the three months ended March 31, 1998 general and administrative expense of $1,084,264. The Company continued to make compter software enhancements which resulted in higher computer expense. The Company relocated its headquarters to larger offices during the second quarter of 1998 which resulted in correspondingly higher facilities expense.

     Impairment of Retained Interest in Securitizations. The Company periodically reviews the carrying value of the retained interest in securitizations. The Company recorded a charge against earnings for impairment of these assets of $1,051,457 for the three months ended March 31, 1999 as compared with an impairment of $288,023 for the three months ended March 31, 1998. This impairment reflects the revaluation of expected future cash flows to the Company from securitizations. See Note 4 to the Consolidated Financial Statements .

     Other Operating Expenses. Other operating expenses (consisting principally of servicer fees, credit bureau reports, communications and insurance) for the three months ended March 31, 1999 of $1,000,864 represent an increase of $351,810 from the three months ended March 31, 1998 other operating expenses of $649,054. This increase was mainly due to increased loan insurance premiums.

     Income tax. Income taxes for the three months ended March 31, 1999 of $1,598,901 represent an increase of $1,549,709 from the three months ended March 31, 1998 income tax benefit of $49,192 due to the increased loss for the period ended March 31, 1999 over the comparable period of 1998.

                                    -- 17 --

FINANCIAL  CONDITION


     Cash and Cash Equivalents. Cash and cash equivalents decreased $2,937,156 to $2,233,813 at March 31, 1999 from $5,170,969 at December 31, 1998. The decrease in cash and cash equivalents was largely the result of an operating loss of $2,460,671 primarily caused by the termination by Dynex of the Funding Agreement. Additionally the Company used $144,522 to purchase equipment. Other decreases in cash and cash equivalents were the result of payments on liabilities.

     Finance Contracts Held for Sale. Finance contracts held for sale, net of allowance for credit losses, increased $6.1 million to $7.0 million at March 31, 1999 from $0.9 million at December 31, 1998. The number and principal balance of contracts held for sale are largely dependent upon the timing and size of the Company's securitizations. The Company securitized finance contracts on a regular basis through the Dynex funding agreement. The balance outstanding at March 31, 1999 consisted of loans originated with intent to sell to Dynex. Future securitizations and sales are uncertain.

     The Company maintains an allowance for, and reports a provision for, credit losses on finance contracts held for sale. Management evaluates the reasonableness of the assumptions employed by reviewing credit loss experience, delinquencies, repossession trends, the size of the finance contract portfolio and general economic conditions and trends. If necessary, assumptions will be changed in the future to reflect historical experience to the extent it deviates materially from that which was assumed.

Other Assets. Other assets increased $546,439 to $2,009,485 at March 31, 1999 from $1,463,046 at December 31, 1998. The trustees have continued to withhold administrator fees and expenses and to deposit same into a separate bank account earning interest. The total amount witheld and deposited into a separate account is approximately $ 1.3 million as of March 31, 1999, due to the Company.

     Retained Interest in Securitizations. An impairment review of the retained interest in securitizations is performed quarterly by calculating the net present value of the expected future cash flows after giving effect to changes in assumptions due to market and economic changes and the performance of the loan pool to date. The discount rate used is an estimated market rate, currently 15% to 17%. To the extent that the Company deems the asset to be permanently impaired, the Company records a charge against earnings. The Company recorded a charge against earnings of $1,051,457 during the three months ended March 31, 1999 as a result of the impairment review of the retained interest in securitizations.

     Prior to the Dynex funding agreement, at the time a securitization closed, the Company's securitization subsidiary was required to fund a cash reserve account within the trust to provide additional credit support for the senior investor securities. Additionally, depending on the structure of the securitization, a portion of the future excess spread cash flows from the trust is required to be deposited in the cash reserve account to increase the initial deposit to a specified level. A portion of excess spread cash flows will increase such reserves until they reach a target reserve level (initially 6%) of the outstanding balance of the senior investor certificates. The trust receivables are ultimately payable to the Company as owner of retained interests and are included in the estimated cash flow of such retained interests. (i.e. the "cash out" method).



                                            December 31, 1998   March 31, 1999
                                            ------------------  ---------------
Trust receivable . . . . . . . . . . . . .  $        2,236,362  $     1,688,443
Class B notes receivable . . . . . . . . .           4,586,908        4,035,814
Interest only strip receivable . . . . . .           7,050,081        6,322,060
Total retained interest in securitizations  $       13,873,351  $    12,046,317
                                            ==================  ===============

         Trading . . . . . . . . . . . . .  $        4,586,908  $     4,035,814
         Available for sale. . . . . . . .           9,286,443        8,010,503


                                    -- 18 --

Notes  Payable  and  Non-Recourse  Debt




     The  following  amounts  are  included  in  notes  payable and non-recourse debt as of:

                                                                   December 31,     March 31,
                                                                      1998            1999
                                                                   ------------     ---------

Non-recourse notes payable, collateralized by Class B Certificates  $ 3,185,050  $ 2,633,956
Convertible Senior Notes . . . . . . . . . . . . . . . . . . . . .    3,000,000    3,000,000
Convertible Subordinated Notes , net of discount . . . . . . . . .    7,143,628    7,185,481
Other notes payable. . . . . . . . . . . . . . . . . . . . . . . .       23,342       17,771
                                                                    $13,352,020  $12,837,208
                                                                    ===========  ===========


DELINQUENCY  EXPERIENCE



     The  following  table  reflects  the  delinquency experience of the Company's finance contract portfolio:

                                                          December 31, 1998          March 31, 1999
                                                          -----------------          --------------

Principal balance of finance contracts outstanding  $210,947,939                 $203,900,254
Delinquent finance contracts (1):
Two payments past due. . . . . . . . . . . . . . .    20,689,671          9.81%   12,635,947  6.20%
Three payments past due. . . . . . . . . . . . . .     7,901,166          3.75%    3,837,154  1.88%
Four or more payments past due . . . . . . . . . .     5,214,162          2.47%    3,399,462  1.67%
                                                    ------------  -------------  -----------  -----
Total. . . . . . . . . . . . . . . . . . . . . . .  $ 33,804,999         16.03%  $19,872,563  9.75%
                                                    ============  =============  ===========  =====


(1)  Percentage  based  upon outstanding balance. Delinquency balances outstanding excludes finance contracts where the underlying vehicle is repossessed, where a dealer (seller) buyback is expected, where  a  skip  claim  is  paid  and  where  a  primary  insurance  claim  is  filed.




CREDIT  LOSS  EXPERIENCE

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

     Because of the Company's limited operating history, its finance contract portfolio is somewhat unseasoned. This effect on the delinquency statistics can be observed in the comparison of 1999 versus 1998 delinquency percentages. Accordingly, delinquency and charge-off rates in the portfolio may not fully reflect the rates that may apply when the average holding period for finance contracts in the portfolio is longer. Increases in the delinquency and/or charge-off rates in the portfolio would adversely affect the Company's ability to obtain credit or securitize its receivables.

                                    -- 19 --

REPOSSESSION  EXPERIENCE  -  STATIC  POOL  ANALYSIS


     Because the Company's finance contract portfolio is unseasoned, management does not manage losses on the basis of a percentage of the Company's finance contract portfolio, because percentages can be favorably affected by large balances of recently acquired finance contracts. Management monitors actual dollar levels of delinquencies and charge-offs and analyzes the data on a "static pool" basis.

     The following tables provide static pool repossession frequency analysis in dollars of the Company's portfolio from inception through March 31, 1999. All finance contracts have been segregated by quarter of acquisition. All repossessions have been segregated by the quarter in which the repossessed contract was originally acquired by the Company. Cumulative repossessions equals the ratio of repossessions as a percentage of finance contracts acquired for each segregated quarter. Annualized repossessions equals an annual equivalent of the cumulative repossession ratio for each segregated quarter. This table provides information regarding the Company's repossession experience over time. For example, recently acquired finance contracts demonstrate very few repossessions because properly underwritten finance contracts to sub-prime consumers generally do not normally default during the initial term of the contract. Between approximately one year and 18 months of seasoning, frequency of repossessions on an annualized basis appear to reach a plateau. Based on industry statistics and the performance experience of the Company's finance contract portfolio, the Company believes that finance contracts seasoned in excess of approximately 18 months will start to demonstrate declining repossession frequency. The Company believes this may be due to the fact that the borrower perceives that he or she has equity in the vehicle. The Company also believes that the finance contracts generally amortize more quickly than the collateral depreciates, and therefore losses and/or repossessions will decline over time.


                                    -- 20 --


ALL  INCLUSIVE  (3)


                                             Repossession Frequency
                                             ----------------------


                             Principal Balance at
                              Default of Failed                                    Original Principal
     Year and                      Loans by          Cumulative      Annualized        Balance of
     Quarter of Acquisition    Quarter Acquired    Percentage (1)  Percentage (2)  Contracts Acquired
     ----------------------  --------------------  --------------  --------------  -------------------

     1994
  1  Q3 . . . . . . . . . .                22,046          21.79%           4.59%             101,161
  2  Q4 . . . . . . . . . .               631,460          25.90%           5.76%           2,437,674
     1995
  3  Q1 . . . . . . . . . .             1,893,669          30.01%           7.06%           6,310,421
  4  Q2 . . . . . . . . . .             1,820,416          29.41%           7.35%           6,190,596
  5  Q3 . . . . . . . . . .             2,242,632          30.98%           8.26%           7,239,813
  6  Q4 . . . . . . . . . .             4,261,678          34.96%           9.99%          12,188,863
     1996
  7  Q1 . . . . . . . . . .             5,282,258          34.17%          10.51%          15,460,823
  8  Q2 . . . . . . . . . .             6,810,555          36.77%          12.26%          18,520,410
  9  Q3 . . . . . . . . . .             7,701,430          27.41%           9.97%          28,098,899
 10  Q4 . . . . . . . . . .             8,585,481          35.13%          14.05%          24,442,500
     1997
 11  Q1 . . . . . . . . . .            11,835,888          33.94%          15.08%          34,875,869
 12  Q2 . . . . . . . . . .            11,021,173          31.22%          15.61%          35,305,817
 13  Q3 . . . . . . . . . .             9,240,514          26.68%          15.25%          34,629,616
 14  Q4 . . . . . . . . . .             8,951,240          20.29%          13.53%          44,120,029
     1998
 15  Q1 . . . . . . . . . .             4,792,368          16.16%          12.93%          29,650,808
 16  Q2 . . . . . . . . . .             3,144,462          13.72%          13.72%          22,911,290
 17  Q3 . . . . . . . . . .             1,514,612           6.44%           8.58%          23,528,924
 18  Q4 . . . . . . . . . .             1,094,779           2.55%           5.09%          43,006,049
     1999
 19  Q1 . . . . . . . . . .               132,669           0.65%           2.61%          20,336,852
-----------------------------------------------------------------------------------------------------

(1)     For  each  quarter,  cumulative loss frequency equals the gross principal loss divided by the gross  amount  financed  of  the  contracts  acquired  during  that  quarter.  Annualized loss frequency  converts cumulative loss frequency into an annual  equivalent (e.g. for Q4 1997, principal balance of $8,951,240 in losses divided by $44,120,029 in amount financed of the  contracts acquired, divided  by  6  quarters
(2)     outstanding  times  4  equals  an  annual  loss  frequency  of  13.53%).

(3)     Included  are  the loans that were repossessed, paid by customers' primary insurance, paid by skip  claim,  paid  by  dealer  and  charged  off  due  to  certain  reasons.




                                    -- 21 --

REPO  AND  SKIP  (3)

                                       Repossession Frequency
                                       ----------------------


     Year and       Principal Balance at                                    Original Principal
     Quarter of   Default of Failed Loans     Cumulative      Annualized        Balance of
     Acquisition    by Quarter Acquired     Percentage (1)  Percentage (2)  Contracts Acquired
     -----------  ------------------------  --------------  --------------  -------------------
     1994
  1  Q3. . . . .  $                 22,046          21.79%           4.59%  $           101,161
  2  Q4. . . . .                   618,987          25.39%           5.64%            2,437,674
     1995
  3  Q1. . . . .                 1,722,482          27.30%           6.42%            6,310,421
  4  Q2. . . . .                 1,691,215          27.32%           6.83%            6,190,596
  5  Q3. . . . .                 2,017,088          27.86%           7.43%            7,239,813
  6  Q4. . . . .                 3,860,674          31.67%           9.05%           12,188,863
     1996
  7  Q1. . . . .                 4,906,589          31.74%           9.76%           15,460,823
  8  Q2. . . . .                 6,145,169          33.18%          11.06%           18,520,410
  9  Q3. . . . .                 6,851,537          24.38%           8.87%           28,098,899
 10  Q4. . . . .                 7,796,022          31.90%          12.76%           24,442,500
     1997
 11  Q1. . . . .                10,733.916          30.78%          13.68%           34,875,869
 12  Q2. . . . .                10,065,175          28.51%          14.25%           35,305,817
 13  Q3. . . . .                 8,351,956          24.12%          13.78%           34,629,616
 14  Q4. . . . .                 7,725,129          17.51%          11.67%           44,120,029
     1998
 15  Q1. . . . .                 4,212,679          14.21%          11.37%           29,650,808
 16  Q2. . . . .                 2,781,197          12.14%          12.14%           22,911,290
 17  Q3. . . . .                 1,292,337           5.49%           7.32%           23,528,924
 18  Q4. . . . .                   722,614           1.68%           3.36%           43,006,049
     1999
 19  Q1. . . . .                    71,684           0.35%           1.41%           20,336,852
-----------------------------------------------------------------------------------------------

(1)     For  each quarter, cumulative loss frequency equals the gross principal loss divided by the  gross  amount  financed  of  the  contracts  acquired  during  that  quarter.

(2)     Annualized loss frequency converts cumulative loss frequency into an annual  equivalent
(e.g.  for  Q4 1997, principal balance of $7,725,129 in losses divided by $44,120,029 in amount financed of the contracts acquired, divided by 6 quarters  outstanding times 4 equals an annual loss  frequency  of  11.67%).

(3)     Included  are  the  loans  that  were  repossessed,  and  paid  by  skip  claim.



                                    -- 22 --

NET  LOSS  PER  REPOSSESSION

     Upon initiation of the repossession process, it is the Company's intent to complete the liquidation process as quickly as possible. The majority of repossessed vehicles are sold at wholesale auction. The Company is responsible for the costs of repossession, transportation and storage. The Company's net charge-off per repossession equals the unpaid balance less the auction proceeds (net of associated costs) and less proceeds from insurance claims. As less of the Company's finance contracts are acquired with credit deficiency insurance, the Company expects its net loss per repossession to increase. The following table demonstrates the net charge-off per repossessed automobile since inception:







                                                                                       Loans
                                                                     Loans with       Without
From August 1, 1994 (Inception) to March 31, 1999                      Default        Default
                                                                      Insurance      Insurance      All Loans
                                                                    -------------  -------------  -------------
Number of finance contracts acquired                                                                    34,967
Number of vehicles repossessed . . . . . . . . . . . . . . . . . .         6,393          2,530          8,923
Repossessed units disposed of. . . . . . . . . . . . . . . . . . .         3,724          1,868          5,592
Repossessed units awaiting disposition (1) . . . . . . . . . . . .         2,669            662          3,331
Cumulative gross charge-offs . . . . . . . . . . . . . . . . . . .  $ 37,435,138   $ 19,611,522   $ 57,046,660
Costs of repossession. . . . . . . . . . . . . . . . . . . . . . .     1,747,100        779,348      2,526,448
Recoveries:
  Proceeds from auction, physical damage insurance and refunds (2)   (21,036,302)   (11,430,534)   (32,466,836)
  Deficiency insurance settlement received . . . . . . . . . . . .    (9,621,781)             0     (9,621,781)
                                                                    -------------  -------------  -------------
Net charge-offs. . . . . . . . . . . . . . . . . . . . . . . . . .  $  8,524,155   $  8,960,336   $ 17,484,491
                                                                    =============  =============  =============
Net charge-offs per unit disposed. . . . . . . . . . . . . . . . .  $      2,289   $      4,797   $      3,127
Net charge-offs as a percentage of cumulative gross charge-offs. .          22.8%          45.7%          30.6%
Recoveries as a percentage of cumulative gross charge-offs . . . .          81.9%          58.3%          73.8%
------------------------------------------------------------------  -------------  -------------  -------------

(1)  The  vehicles  may  have  been  sold at auction; however the Company might not have received all insurance proceeds  as  of  March  31,  1999.
(2)  Amounts  are based on actual liquidation and repossession proceeds (including insurance proceeds) received on  units  for  which  the  repossession  process  had  been  completed  as  of  March  31,  1999.





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

     Since early February 1999, the Company's management has been attempting to procure alternative sources of funding and other strategic alternatives, in order to mitigate the situation with Dynex. The Company is currently in discussions with several investment bankers and direct sources regarding such
                                    -- 23 --
alternatives which may include joint ventures, or changes in control of the Company. While management hopes that an alternative opportunity will be consummated, the Company has suspended origination of finance contracts until alternative funding sources are obtained. However, there can be no assurance that such funding will be obtained. As a consequence, the Company is reporting a loss for the first quarter of 1999 and did not pay the quarterly dividend on its Preferred Stock otherwise payable on March 31, 1999. Until financing or other strategic alternatives are consummated the Company is taking steps to reduce its personnel and operating expenses associated with origination activities. Also, parties to the Company's various securitization transactions could request that the Company surrender servicing, although management does not believe such parties have the right to terminate servicing under the respective agreements. The Company expects to continue its servicing operations.

     Management believes the Company has sufficient liquidity to meet its current obligations and continue its servicing activities for a reasonable period of time.


     Cash Flows. Significant cash flows related to the Company's operating activities include the use of cash for purchases of finance contracts, and cash provided by payments on finance contracts, collections on retained interests and sales of finance contracts. Net cash used by operating activities totaled $2.8 million during the three months ended March 31, 1999. Significant activities comprising cash flows used by investing activities consisted of purchases of property, plant and equipment. There were no significant cash flows from financing activities during the three months ended March 31, 1999.


     Revolving Credit Facilities. The Company historically obtained a substantial portion of its working capital for the acquisition of finance contracts through revolving credit facilities. Under a warehouse facility, the lender generally advances amounts requested by the borrower on a periodic basis, up to an aggregate maximum credit limit for the facility, for the acquisition of finance contracts or other similar assets. Until proceeds from a securitization transaction are used to pay down outstanding advances, as principal payments are received on the finance contracts, the principal amount of the advances may be paid down incrementally or reinvested in additional finance contracts on a revolving basis.

     On June 10, 1998, the Company and Dynex Capital, Inc., ("Dynex") entered into an arrangement whereby the Company obtained a commitment from Dynex to purchase all currently warehoused and future automobile finance contract acquisitions through at least May 31, 1999 (the "Funding Agreement"). The terms of the Funding Agreement were modified on June 30, October 20, and October 28, 1998. Under the prior terms of the Funding Agreement, the Company transferred finance contracts to AutoBond Master Funding Corporation V ("Master Funding V"), a qualified unconsolidated special purpose subsidiary, and Dynex provided credit facilities in an amount equal to 104% of the unpaid principal balance of the finance contracts (the "Advance Rate"). The proceeds of such facilities are received by the Company. Under the modified terms of the Funding Agreement, the Advance Rate was reduced from 104% to 88% for an interim period (the "Interim Period") ending December 31, 1998. At the end of the Interim Period, the Advance Rate reverted to 104% and Dynex was to advance to Master Funding V an additional amount equal to 16% of the unpaid principal balance of finance contracts financed by Dynex during the Interim Period. This additional amount receivable from Dynex totalled $6.5 million at December 31, 1998, and was collected in January and February 1999. Advances under the Funding Agreement are evidenced by Class A and Class B Notes (collectively, the "Notes") issued by Master Funding V to Dynex. The Class A Notes are issued in a principal amount equal to 94.0% of the unpaid principal balance of the finance contracts (88.0% for advances funded during the Interim Period) and bear interest at a rate equal to 190 basis points over the corporate bond equivalent yield on the three-year Treasury note on the closing date for each such advance. The Class B Notes are issued in a principal amount equal to 10.0% of the unpaid principal balance of the finance contracts (0.0% for advances funded during the Interim Period) and bear interest at a rate equal to 16% per annum. The Company retains a subordinated interest in the pooled finance contracts. Transfers of finance contracts to the qualified special purpose entity have been recognized as sales under SFAS No. 125. At March 31, 1999 advances by Dynex under the Funding Agreement totaled $169.2 million. See "Legal Proceedings.

                                    -- 24 --

     William O. Winsauer, Chief Executive Officer and Chairman of the Board of Directors of the Company (the "Board"), Adrian Katz, Chief Operating Officer, Chief Financial Officer and Vice Chairman of the Board and John S. Winsauer, Secretary and a member or the Board (collectively, the "Shareholders"), entered into a Stock Option Agreement (the "Stock Option Agreement") with Dynex Holding, Inc.("Dynex Holding") wherein the Shareholders granted to Dynex Holding an option (the"Option") to purchase all of the shares of the Company's common stock owned by the Shareholders, (approximately 85% of the Company's current outstanding common stock) at a price of $6.00 per share. The Option may be exercised in whole and not in part at anytime up to and including July 31, 1999. If the Company elects to exercise its option to extend the commitment termination date, the expiration date of the Option shall be extended to match the commitment termination date. In the event that Dynex Holding exercises its Option, the exercise price of the Option will be payable in shares of a newly issued series of convertible preferred stock of Dynex Capital, Inc.("Dynex Preferred"). The number of Dynex Preferred shares to be issued will be equal to the product of the number of shares of the Company's common stock subject to the Option and $6.00, divided by 115% of the average of the closing prices per share of the common stock of Dynex Capital, Inc.("Dynex Common") for the ten consecutive trading days ending immediately prior to the exercise of the Option. Upon exercise of the Option, Dynex Holding will deliver to each of the Shareholders 80% of his pro rata share of the Dynex Preferred shares, with the balance to be held by Dynex Holding subject to certain terms and conditions contained in the Option Agreement and in each Shareholder's employment agreement with Dynex. The Dynex Preferred will pay dividends at 9% per annum and be convertible into shares of Dynex Common at an initial conversion rate of 1 to 1. As a result of the termination by Dynex of its obligations under the Funding Agreement, the Shareholders have terminated the Option granted under the Stock Option Agreement. See "Legal Proceedings".

     In January 1998, the Company privately placed with BancBoston Investments, Inc. ("BancBoston") $7,500,000 in aggregate principal amount of its 15% senior subordinated convertible notes (the "Subordinated Notes"). Interest on the Subordinated Notes is payable quarterly until maturity on February 1, 2001. The Subordinated Notes are convertible at the option of the holder for up to 368,462 shares of common stock of the Company, at a conversion price of $3.30 per share, subject to adjustment under standard anti-dilution provisions. In the event of a change of control transaction, the holder of the Subordinated Notes may require the Company to repurchase the Subordinated Notes at 100% of the principal amount plus accrued interest. The Subordinated Notes are redeemable at the option of the Company on or after July 1, 1999 at redemption prices starting at 105% of the principal amount, with such premium reducing to par on and after November 1, 2000, plus accrued interest. The Subordinated Notes were issued pursuant to an Indenture, dated as of January 30, 1998 (the "Indenture") between the Company and BankBoston, N.A., as agent. The Indenture contains certain restrictive covenants including (i) a consolidated leveraged ratio not to exceed 2 to 1 (excluding non-recourse warehouse debt and securitization debt), (ii) limitations on payments such as dividends (but excluding, so long as no event of default has occurred under the Indenture, dividends or distributions on the Preferred Stock of the Company), (iii) limitations on sales of assets other than in the ordinary course of business and (iv) certain financial covenants, including a minimum consolidated net worth of $12 million (plus proceeds from equity offerings), a minimum ratio of EBITDA to interest of 1.5 to 1, and a maximum cumulative repossession ratio of 27%. Events of default under the Indenture include failure to pay, breach of covenants, cross-defaults in excess of $1 million or material breach of representations or covenants under the purchase agreement with BancBoston. Net proceeds from the sale of the Subordinated Notes were used to pay short-term liabilities, with the remainder available to provide for the repayment of the Company's 18% Convertible Secured Notes and for working capital. The Company capitalized debt issuance costs of $594,688, and recorded a discount of $507,763 on the debt representing the value of warrants issued in connection therewith. The debt issuance cost and discount is being amortized as interest expense on the interest method through February 2001.

     At March 31, 1999 the Company did not meet certain of its financial covenants, which constitutes an event of default on the Subordinated Notes. The ability of the Company to meet such covenants is dependant upon future earnings. The Company has made all payments due on its Subordinated Notes and expects to continue to meet such obligations. The Subordinated Notes have not been formally accelerated by BankBoston; however if such acceleration were made, BankBoston could declare such amounts immediately due.

                                    -- 25 --

     On June 10, 1998, the Company sold to Dynex at par $3 million of the Company's 12% Convertible Senior Notes due 2003 (the "Senior Notes"). Interest on the Senior Notes is payable quarterly in arrears, with the principal amount due on June 9, 2003. The Senior Notes may be converted at the option of Dynex on or before May 31, 1999 into shares of the Company's common stock at a conversion price of $6.00 per share. Demand and "piggyback" registration rights with respect to the underlying shares of common stock were granted. Dynex claims that the Senior Notes are now in default due, among other things, to the impairment of the Stock Option, an assertion which the Company disputes. The Company has made all interest payments due on the Senior Notes and expects to continue to meet such obligations.


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

     On May 19, 1998, Moody's announced that the ratings on the senior securities issued in the Company's term securitization were reduced to Bal (B2 for the 1997B and 1997C transactions), expressing concerns including (1) the alleged non-adherence to the transaction documents with regard to charge-off policy and the calculation of delinquency and loss triggers, (2) the Company's procedures for allocating prepaid insurance among the trusts, (3) instances of the Company waiving fees and making cash contributions to the transactions to enhance their performance, and (4) "instances of commingled collections." While the Company was not requested by Moody's to provide legal guidance as to whether or not these factors would
                                    -- 26 --
as a matter of law "increase the uncertainty" with respect to the transactions, the Company does note the following: (1) with the transfer of servicing from Loan Servicing Enterprise ("LSE") now completed, the Company believes that it is servicing in accordance with the documentation; (2) the transaction documents did not contemplate the allocation of prepaid insurance claims, a phenomenon brought about by the Company's prevailing upon Interstate to speed up the payment of claims for the benefit of the trusts in a manner the Company believes is fair to the trusts; (3) the transaction documents do not prohibit fee waivers and explicitly permit the Company to make voluntary capital contributions to the trusts; and (4) at the insistence of the former servicer, collections have always been directed to omnibus lockboxes in the name of, and under the control of, the former servicer and the transaction trustees and, the trustee is holding cash that is to be paid to certificate holders upon reconciliation instructions from LSE.

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

     If dividends on the Preferred Stock are in arrears for two quarterly dividend periods, holders of the Preferred Stock will have the right to elect two additional directors to serve on the Company's Board until such dividend arrearage is eliminated. In addition, certain changes that could materially affect the holders of Preferred Stock, such as a merger of the Company, cannot be made without the affirmative vote of the holders of two-thirds of the shares of Preferred Stock, voting as a separate class. The Preferred Stock ranks senior to the Common Stock with respect to the payment of dividends and amounts upon liquidation, dissolution or winding up. The Preferred Stock dividend was not paid for the first quarter of 1999.

     On May 20, 1998, the Company and Promethean Investment Group, L.L.C. ("Promethean") entered into a common stock investment agreement (the "Investment Agreement") and related registration rights agreement whereby Promethean agreed to purchase from the Company, on the terms and conditions outlined below, up to $20 million (subject to increase up to $25 million at Promethean's option) of the Company's common stock. The Company must deliver a preliminary notice of its intention to require Promethean to purchase its common shares at least ten but not more than thirty days prior to the Company's delivery of its final notice. The Company may only deliver such final notice if (i) the dollar volume-weighted price of its common stock reported on the business day of such final notice is at least $3.25 per share, (ii) at all times during the period beginning on the date of delivery of the preliminary notice and ending on and including the closing date (a) a registration statement covering the resale of no less than 150% of the shares to be sold to Promethean under the Investment Agreement has been declared and remains effective and (b) shares of the Company's common stock are at such time listed on a major national securities exchange, and (iii) the Company has not delivered another final notice to Promethean
                                    -- 27 --
during the preceding twenty-five business days preceding delivery of such final notice. Following receipt of a final notice, Promethean's purchase obligation will equal the lowest of: (i) the amount indicated in such final notice, (ii) $5,000,000 and (iii) 20% of the aggregate of the daily trading dollar volume on the twenty consecutive business days following delivery of the put notice. Promethean may, in its sole discretion, increase the amount purchasable in the preceding sentence by 125%. Promethean must conclude all required purchases of common shares within twenty-five business days of receipt of the final notice. The purchase price for the Company's shares will be equal to 95% of the lowest daily dollar volume-weighted average price during the six consecutive trading days ending on and including the date of determination. Promethean's obligation to purchase shares under the Investment Agreement shall end either upon the mutual consent of the parties or automatically upon the earliest of the date (a) on which total purchases by Promethean under the Investment Agreement total $20,000,000, (b) which is two years after the effective date of the registration statement relating to the common stock covered by the Investment Agreement, or
(c) which is twenty-seven months from the date of the Investment Agreement. In consideration of Promethean's obligations under the Investment Agreement, the Company paid $527,915 in cash on August 19, 1998, which was treated as an investment in a common stock agreement.


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


IMPACT  OF  NEW  ACCOUNTING  PRONOUNCEMENTS

     In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires than an entity recognize all derivatives as either assets or liabilities in its balance sheet and that it measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) is dependent upon the intended use of the derivative and the resulting designation. SFAS No. 133 generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (2) the earnings effect of the hedged forecast transaction. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, although earlier application is encouraged. The Company plans to comply with the provisions of SFAS No. 133 upon its initial use of derivative instruments. As of March 31, 1999, no such instruments were being utilized by the Company. The Company does not believe the implementation of SFAS No. 133 will have a material effect on its consolidated financial statements.


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

     As a specialty consumer finance company, the Company substantially depends on its computer systems and proprietary software applications in underwriting, acquiring, servicing and securitizing finance contracts. As a result of initiatives undertaken in the development of its proprietary software systems, all of the Company's systems and software applications have been formatted with a full, four-digit date code in the database management and cash flow evaluation software. The efficacy of certain of the Company's
                                    -- 28 --
systems and software applications in handling Year 2000 issues has been demonstrated repeatedly in the system's ability to calculate payments streams accurately on finance contracts with maturity dates that extend beyond December 31, 1999. Based on its review of the likely impact of the Year 2000 on its business, the Company believes that it is working constructively toward making its critical and operational applications Year 2000 compliant.

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


RISKS  ASSOCIATED  WITH  FORWARD  LOOKING  STATEMENTS

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


                                    -- 29 --

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

     On February 8, 1999, the Company, AutoBond Master Funding Corporation V, a wholly-owned subsidiary of the Company ("Master Funding V"), William O. Winsauer, the Chairman and Chief Executive Officer of the Company, John S. Winsauer, a Director and the Secretary of the Company, and Adrian Katz, the Vice-Chairman, Chief Financial Officer and Chief Operating Officer of the Company (collectively, the "Plaintiffs") commenced an action in the District Court of Travis County, Texas (250th Judicial District) against Dynex and James Dolph (collectively, the "Defendants"). This action is hereinafter referred to as the "Texas Action". The Company and the other Plaintiffs assert in the Texas Action that Dynex breached the terms of the Credit Agreement (the "Credit Agreement"), dated June 9, 1998, by and among the Company, Master Funding V and Dynex. Such breaches include delays and shortfalls in funding the advances required under the Credit Agreement and ultimately the refusal by Dynex to fund any further advances under the Credit Agreement. Plaintiffs also allege that Dynex and Mr. Dolph conspired to misrepresent and mischaracterize the Company's credit underwriting criteria and its compliance with such criteria with the intention of interfering with and causing actual damage to the Company's business, prospective business and contracts. The Plaintiffs assert that Dynex' funding delays and ultimate breach of the Credit Agreement were intended to force the Plaintiffs to renegotiate the terms of their various agreements with Dynex and related entities. Specifically, the Plaintiffs assert that Dynex intended to force the Company to accept something less than Dynex' full performance of its obligations under the Credit Agreement. Further, Dynex intended to force the controlling shareholders of the Company to agree to sell their stock in the Company to Dynex or an affiliate at a share price substantially lower than the $6.00 per share price specified in the Stock Option Agreement, dated as of June 9, 1998, by and among Messrs. William O. Winsauer, John S. Winsauer and Adrian Katz (collectively, the "Shareholders") and Dynex Holding, Inc. Plaintiffs in the Texas Action request declaratory judgement that
(a) Dynex has breached and is in breach of its various agreements and contracts with the Plaintiffs, (b) Plaintiffs have not and are not in breach of their various agreements and contracts with Defendants, (c) neither the Company nor Master Funding V has substantially or materially violated or breached any representation or warranty made to Dynex, including but not limited to the representation and warranty that all or substantially all finance contracts funded or to be funded by Dynex comply in full with, and have been acquired by the Company in accordance with, the Company's customary underwriting guidelines and procedures; and (d) Dynex is obligated to fund the Company in a prompt and timely manner as required by the parties' various agreements. In addition to actual, punitive and exemplary damages, the Plaintiffs also seek injunctive relief compelling Dynex to fund immediately all advances due to the Company under the Credit Agreement.

     On March 1, 1999, the Company and the other Plaintiffs filed an application in the Texas Action for a temporary injunction joining Dynex (a) from continuing to suspend or withhold funding pursuant to the Credit Agreement, (b) from removing or attempting to remove the Company as servicer, and (c) from making any further false or defamatory public statements regarding the Plaintiffs. A hearing was held in April 1999. However, no decision has been rendered on this application.

     On February 9, 1999, Dynex commenced an action against the Company in the United States District Court for the Eastern District of Virginia (Richmond District) (the "Virginia Action") seeking declaratory relief that Dynex is (a) not obligated to advance funds to Master Funding under the Credit Agreement because the conditions to funding set forth in the Credit Agreement have not been met, and (b) entitled to access to all books, records and other documents of Master Funding, including all finance contract files. Specifically, Dynex alleges that as a result of a partial inspection of certain finance contract files by Mr.
                                    -- 30 --

Dolph and Virgil Baker & Associates in January 1999, Dynex concluded that a significant number of such contracts contained material deviations from the applicable credit criteria and procedures, an apparent breach of the Credit Agreement. Dynex also alleges that on February 8, 1999, the Company refused to permit Mr. Dolph and representatives from Dynex access to the books, records and finance contract files of the Company. Dynex concludes that as a result of such alleged breaches, it is not obligated to provide advances under the Credit Agreement. Dynex also seeks to recover damages resulting from the Company's alleged breach of the partie's various agreements, which alleged breach the Company vigorously denies. The Company, Messrs. William O. Winsauer, John S. Winsauer and Adrian Katz filed a responsive pleading on March 25, 1999. The Company has sought dismissal of the Virginia Action on the basis that these matters are being litigated in the previously filed Texas Action.

     On February 22, 1999, the same day that Dynex notified the Company of a purported servicing termination, Dynex filed another action against the Company in the United States District Court for the Southern District of New York (the "New York Action"), seeking damages and injunctive relief for the Company's alleged breaches under the servicing agreement among the Company, Dynex and Master Funding V. The Company was not notified of the New York Action until March 1, 1999, when Dynex sought a temporary restraining order against the Company. After hearing argument from counsel for both sides, the temporary restraining order was denied. On March 23, 1999, the court issued an order transferring the action to the Federal District Court in the Eastern District of Virginia. The Company remains the servicer and is performing in its capacity as servicer.

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

     The Company's carrier for the credit deficiency insurance obtained through 1996, Interstate Fire & Casualty Co. ("Interstate") determined in late 1996 to no longer offer such coverage to the auto finance industry, including the Company. In connection with Interstate's attempt to no longer offer credit deficiency coverage for contracts originated after December 1996, the Company commenced an action in the United States District Court for the Western District of Texas, Austin Division, seeking a declaratory judgment that (a) the Company was entitled to 180 days' prior notice of cancellation and (b) Interstate was not entitled to raise premiums on finance contracts for which coverage was obtained prior to the effectiveness of such cancellation, as well as seeking damages for Interstate's alleged deficiencies in paying claims. Prior to receiving the Company's complaint in the Texas action, Interstate commenced a similar action for declaratory relief in the United States Court for the Northern District of Illinois. Both suits have been voluntarily dismissed, and Interstate and the Company have to date acted on the basis of a cancellation date of May 12, 1997 (i.e., no finance contracts presented after that date will be eligible for credit deficiency coverage by Interstate, although all existing contracts for which coverage was obtained
                                    -- 31 --
will continue to have the benefits of such coverage), no additional premiums having been demanded or paid, and the claims-paying process having been streamlined. In particular, in order to speed the claims-paying process, Interstate has paid lump sums to the Company as an estimate of claims payable prior to completion of processing. Pending the Company's determination of the appropriate beneficiary for such claims payments, the Company has deposited and will continue to deposit such funds into a segregated account.

     In February 1997 the Company discovered certain breaches of representations and warranties by certain dealers with respect to finance contracts sold into a securitization. The Company honored its obligations to the securitization trust and repurchased finance contracts totaling $619,520 from that trust during the three months ended March 31, 1997. Of the total amount of these finance contracts, $190,320 were purchased from one dealer. Although the Company has requested that this dealer repurchase such contracts, the dealer refused. After such dealer's refusal to repurchase, the Company commenced an action in the 157th Judicial District Court for Harris County, Texas against Charlie Thomas
Ford, Inc. to compel such repurchase. On favorable terms, the Company has reached a settlement agreement with Charlie Thomas Ford, Inc. The Company has received funds related to such settlement.

     On March 31, 1999, a suit naming the Company and William O. Winsauer, Adrian Katz and John S. Winsauer (in their capacities as controlling shareholders of the Company) as defendants (the "Defendants") was filed in the United States District Court for the Western District of Texas (Austin Division) by Bruce Willis (the "Plaintiff"), a holder of the Company's 15% Series A Cumulative Preferred Stock. The suit alleges, among other things, that the Defendants violated Section 10(b) of the Securities and Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) in failing to disclose adequately and in causing misstatements concerning the nature and condition of the Company's financing sources. The suit also alleges that such actions constituted statutory fraud under the Texas Business Corporation Act, common law fraud and negligent misrepresentation. The Plaintiff seeks class action certification. The Plaintiff also seeks, among other things, actual, special, consequential, and exemplary damages in an unspecified sum, as well as costs and expenses incurred in connection with pursuing the action against the Company. The Company believes that it has consistently and accurately informed the public of its business and operations, including the viability of its funding sources, and, as a consequence believes the suit to be without merit and intends to vigorously defend against this action.



ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS


     None



ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES


     At March 31, 1999 the Company did not meet certain of its financial covenants, which failure constitutes an event of Default on the Subordinate Notes. The ability of the company to meet such covenants is dependant upon future earnings. The Company has made all payments due on its Subordinated Notes and expects to continue to meet such obligations. BankBoston has not formally accelerated the Subordinated Notes, however if such acceleration were made, BankBoston could declare such amounts immediately due.

     Dynex has purportedly accelerated all amounts due under the Senior Note Agreement dated June 9, 1998, by and between Dynex and the Company. The Company disputes such purported acceleration.

     If dividends on the Preferred Stock are in arrears for two quarterly dividend periods, holders of the Preferred Stock will have the right to elect two additional directors to serve on the Company's Board of
                                    -- 32 --

Directors until such dividend arrearage is eliminated. In addition, certain changes that could materially affect the holders of Preferred Stock, such as a merger of the Company, cannot be made without the affirmative vote of the holders of two-thirds of the shares of Preferred Stock, voting as a separate class. The Preferred Stock ranks senior to the Common Stock with respect to the payment of dividends and amounts upon liquidation, dissolution or winding up. The dividend was not paid March 31, 1999.



ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS


     None.



ITEM  5.  OTHER  INFORMATION


     None.

                                    -- 33 --

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K



(A)     EXHIBITS

                                EXHIBIT NO.     DESCRIPTION OF EXHIBIT
                                -----------     ----------------------


  3.1 (1)  Restated Articles of Incorporation of the Company
  3.2 (1)  Amended and restated Bylaws of the Company
  4.1 (1)  Specimen Common Stock Certificate
 10.1 (1)  Amended and Restated Loan Origination, Sale and Contribution Agreement dated as of
           December 15, 1995 by and between the Company and AutoBond Funding Corporation I
 10.2 (1)  Security Agreement dated as of May 21, 1996 among AutoBond Funding Corporation II, the Company and Norwest Bank Minnesota, National Association
 10.3 (1)  Credit Agreement and Side Agreement, dated as of May 21, 1996 among AutoBond
           Funding Corporation II, the Company and Peoples Life Insurance Company
 10.4 (1)  Servicing  Agreement dated as of May 21, 1996 among AutoBond Funding Corporation II,
           CSC Logic/MSA L.L.P., doing business  as "Loan  Servicing  Enterprise", the Company and Norwest Bank Minnesota, National Association
 10.5 (1)  Loan Acquisition Sale and Contribution Agreement dated as of May 21, 1996 by and between the Company and AutoBond Funding Corporation II
 10.6 (1)  Second Amended and Restated Secured Revolving Credit Agreement dated as of July 31,
           1995 between Sentry Financial Corporation and the Company
 10.7 (1)  Management Administration and Services Agreement dated as of January 1, 1996 between the Company and AutoBond, Inc.
 10.8 (1)  Employment Agreement dated November 15, 1995 between Adrian Katz and the Company
 10.9 (1)  Employment Agreement effective as of May 1, 1996 between William O. Winsauer and the
           Company
10.10 (1)  Vender's Comprehensive Single Interest Insurance Policy and Endorsements, issued by
           Interstate Fire & Casualty Company
10.11 (1)  Warrant to Purchase Common Stock of the Company dated March 12, 1996
10.12 (1)  Employee Stock Option Plan
10.13 (1)  Dealer Agreement dated November 9, 1994, between the Company and Charlie Thomas
           Ford, Inc.
10.14 (1)  Automobile Loan Sale Agreement, dated as of September 30, 1996, among the Company,
           First Fidelity Acceptance Corp., and Greenwich Capital Financial Products, Inc.
10.15 (2)  Servicing Agreement, dated as of January 29, 1997, between CSC LOGIC/MSA L.P.P., doing business as "Loan Servicing Enterprise" and the Company
10.16 (2)  Credit Agreement, dated as of February 1, 1997, among AutoBond Funding Corporation II, the Company and Daiwa Finance Corporation
10.17 (2)  Security Agreement, dated as of February 1, 1997, by and among AutoBond Funding
           Corporation II, the Company and Norwest Bank Minnesota, National Association
10.18 (2)  Automobile Loan Sale Agreement, dated as of March 19, 1997, by and between Credit
           Suisse First Boston Mortgage Capital L.L.C., a Delaware limited liability company, and the
           Company
10.19 (3)  Automobile Loan Sale Agreement, dated as of March 26, 1997, by and between Credit
           Suisse First Boston Mortgage Capital L.L.C., a Delaware limited liability company, and the
           Company
10.20 (4)  Credit Agreement, dated as of June 30, 1997, by and among AutoBond Master Funding
           Corporation, the Company and Daiwa Finance Corporation
10.21 (4)  Amended and Restated Trust Indenture, dated as of June 30, 1997, among AutoBond
           Master Funding Corporation, AutoBond Acceptance Corporation and Norwest Bank
           Minnesota, National Association.
10.22 (4)  Securities Purchase Agreement, dated as of June 30, 1997, by and among the Company,
           Lion Capital Partners, L.P. and Infinity Emerging Opportunities Limited.
10.23 (6)  Credit Agreement, dated as of December 31, 1997, by and among AutoBond Master Funding
           Corporation II, the Company and Credit Suisse First Boston Mortgage Capital  L.L.C
10.24 (6)  Trust Indenture, dated as of December 31, 1997, among AutoBond Master Funding
           Corporation II, the Company and Manufacturers & Traders Trust Company
10.25 (6)  Receivables Purchase Agreement, dated as of December 31, 1997, between Credit Suisse
           First Boston Mortgage Capital L.L.C and the Company
10.26 (6)  Servicing Agreement, dated as of December 31, 1997, among the Company, AutoBond
           Master Funding Corporation II and Manufacturers & Traders Trust Company
10.27 (6)  Indenture and Note, dated January 30, 1998, between the Company and Bank Boston, N.A.
10.28 (6)  Warrant, dated January 30, 1998, issued to BancBoston Investments, Inc.
10.29 (6)  Purchase Agreement, dated January 30, 1998, between the Company and BancBoston
           Investments, Inc.
10.30 (5)  Warrant, dated February 2, 1998, issued to Dresner Investments Services, Inc.
10.31 (5)  Warrant Agreement, dated February 2, 1998, issued to Tejas Securities Group, Inc.
10.32 (5)  Consulting and Employment Agreement, dated as of January 1, 1998 between Manuel A.
           Gonzalez and the Company
10.33 (5)  Severance Agreement, dated as of February 1, 1998 between Manuel A. Gonzalez and the
           Company
10.34 (7)  1998 Stock Option Plan
10.35 (7)  Third Amendment to the Secured Revolving Credit Agreement dated May 5, 1998 between
           Sentry Financial Corporation and the Company
10.36 (7)  Warrant, dated March 31, 1998, issued to Infinity Investors Limited
10.37 (7)  Credit Agreement, dated as of June 9, 1998, by and among AutoBond Master Funding
           Corporation V, the Company, and Dynex Capital, Inc.
10.38 (8)  Servicing Agreement, dated as of June 9, 1998, by and among AutoBond Master Funding
           Corporation V, the Company, and Dynex Capital, Inc.
10.39 (8)  Trust Indenture, dated as of June 9, 1998, by and among AutoBond Master Funding
           Corporation V, the Company and Dynex Capital, Inc.
10.40 (9)  Letter Agreement, dated June 30, 1998 by and between the Company and Dynex Capital,
           Inc.
10.41 (9)  Letter Agreement dated October 20, 1998 by and between the Company and Dynex Capital,
           Inc.
10.42 (9)  Letter Agreement dated October 28, 1998 by and between the Company, Dynex Holding,
           Inc., and Dynex Capital, Inc.
 21.1 (4)  Subsidiaries of the Company
 21.2 (6)  Additional Subsidiaries of the Company
21.3 (10)  Additional Subsidiaries of the Company
    27.1   Financial Data Schedule
---------

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
5  Incorporated  by  reference  to  the  Company's 1997 annual report on Form 10-K for the year ended
December  31,  1997
6  Incorporated  by reference from the Company's Registration Statement on Form S-1 (Registration No.
333-41257).
7  Incorporated  by  reference  to  the Company's quarterly report on Form 10-Q for the quarter ended
March  31,  1998
8  Incorporated  by  reference  to  the  Company's  report  on  Form  8-K  filed  on  June  24,  1998
9  Incorporated  by  reference  to  the Company's quarterly report on form 10-Q for the quarter ended
September  30,  1998
10  Incorporated  by  reference  to  the Company's 1998 annual report on Form 10-K for the year ended
December  31,  1998
----------------------------------------------------------------------------------------------------

                                    -- 34 and 35--

(B)     Reports  of  Form  8-K

The Company filed Form 8-K on March 8, 1999 advising investors and other interested parties as to the status of its current dispute with Dynex Capital, Inc. ("Dynex").

                                    -- 36 --

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 17, 1999.



                     AUTOBOND ACCEPTANCE CORPORATION
                     -------------------------------


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


                                    -- 37 --