Form 10-Q
period 1999-06-30
AUTOBOND ACCEPTANCE CORP
filed 1999-08-16
CIK 1014747

-- i --

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-21673

AutoBond Acceptance Corporation

(Exact name of registrant as specified in its charter)




                                   TEXAS . . . . .           75-2487218


                    (State or other jurisdiction .     (I.R.S. Employer
               of incorporation or organization) .  Identification No.)


          100 CONGRESS AVENUE, AUSTIN, TEXAS . . .                78701


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

Yes  ___X___    No  _____

As of August 16, 1999, there were 6,531,311 shares of the registrant's Common Stock, no par value, outstanding.

                                    -- ii --


TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
Item 1.  Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
Item 2.  Management's Discussion And Analysis Of Financial Condition And  Results Of Operations  13
PART II.  OTHER INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32
Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  32
Item 2.  Changes in Securities and use of Proceeds. . . . . . . . . . . . . . . . . . . . . . .  34
Item 3.  Defaults upon  Senior  Securities. . . . . . . . . . . . . . . . . . . . . . . . . . .  34
Item 4.  Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . .  34
Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  35
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . .  36
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  39
EXHIBIT 27.1. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  40

                                    -- iii --

                         PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                      AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    JUNE 30,
                                                                       1998           1999
                                                              --------------  -------------
    (UNAUDITED)
ASSETS
------------------------------------------------------------

Cash and cash equivalents. . . . . . . . . . . . . . . . . .  $   5,170,969   $    372,374
Receivable from Dynex Capital, Inc.. . . . . . . . . . . . .      6,573,107              -
Finance contracts held for sale, net . . . . . . . . . . . .        867,070      5,680,606
Collateral acquired, net . . . . . . . . . . . . . . . . . .         70,957        106,700
Retained interest in securitizations - Trading . . . . . . .      4,586,908      3,419,684
Retained interest in securitizations - Available for Sale. .      9,286,443      6,421,763
Debt issuance costs. . . . . . . . . . . . . . . . . . . . .        729,206        552,824
Due from affiliates. . . . . . . . . . . . . . . . . . . . .        396,015        416,187
Property, plant, and equipment, net. . . . . . . . . . . . .      1,187,421      1,117,358
Other assets . . . . . . . . . . . . . . . . . . . . . . . .      1,463,046      1,060,255
                                                              --------------  -------------
     Total assets. . . . . . . . . . . . . . . . . . . . . .  $  30,331,142   $ 19,147,751
                                                              ==============  =============


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------

Liabilities:
  Notes Payable. . . . . . . . . . . . . . . . . . . . . . .  $  10,166,969   $ 10,239,641
  Non-recourse debt. . . . . . . . . . . . . . . . . . . . .      3,185,050      2,017,826
  Payables and accrued liabilities . . . . . . . . . . . . .      1,324,951      1,087,278
  Deferred income taxes. . . . . . . . . . . . . . . . . . .        101,800              -
                                                              --------------  -------------
     Total liabilities . . . . . . . . . . . . . . . . . . .  $  14,778,770   $ 13,344,745
                                                              --------------  -------------

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized;.  $  10,856,000   $ 10,856,000
1,125,000 shares of 15% Series A cumulative preferred
stock, $10 liquidation preference, issued and outstanding,
(Dividends in arrears of $843,750)
Common stock, no par value; 25,000,000 shares authorized;. .          1,000          1,000
6,531,311 shares issued and outstanding
Capital in excess of stated capital. . . . . . . . . . . . .      8,291,481      8,291,481
Due from shareholders. . . . . . . . . . . . . . . . . . . .        (10,592)       (10,592)
(Accumulated deficit). . . . . . . . . . . . . . . . . . . .     (3,057,602)   (12,806,968)
Investment in common stock agreement . . . . . . . . . . . .       (527,915)      (527,915)
                                                              --------------  -------------
     Total shareholders' equity. . . . . . . . . . . . . . .  $  15,552,372   $  5,803,006
                                                              --------------  -------------

          Total liabilities and shareholders' equity . . . .  $  30,331,142   $ 19,147,751
                                                              ==============  =============


   The accompanying notes are an integral part of the consolidated financial statements.

                                    -- 1 --



                                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                                   (UNAUDITED)


                                                        THREE MONTHS ENDED JUNE30,     SIX MONTHS ENDED JUNE 30,
                                                         ------------  ------------  ------------  -------------
                                                             1998          1999          1998          1999
                                                         ------------  ------------  ------------  -------------
Revenues:
  Interest income . . . . . . . . . . . . . . . . . . .  $   527,284   $   616,391   $ 1,665,782   $  1,080,377
  Gain on sale of finance contracts . . . . . . . . . .    2,768,879       215,099     6,636,820      1,754,285
  Servicing income. . . . . . . . . . . . . . . . . . .      811,348       979,366     1,317,942      1,985,140
  Other income. . . . . . . . . . . . . . . . . . . . .     (205,864)       77,803       (79,716)       853,795
                                                         ------------  ------------  ------------  -------------
     Total revenues . . . . . . . . . . . . . . . . . .    3,901,647     1,888,659     9,540,828      5,673,597
                                                         ------------  ------------  ------------  -------------
Expenses:
  Provision for credit losses . . . . . . . . . . . . .            -             -       100,000         60,465
  Interest expense. . . . . . . . . . . . . . . . . . .    1,085,401       804,750     2,375,806      1,518,120
  Salaries and benefits . . . . . . . . . . . . . . . .    2,468,567     2,664,660     4,866,332      5,813,691
  General and administrative. . . . . . . . . . . . . .    1,790,620     1,817,064     2,874,884      3,686,387
Impairment of retained interest in securitizations. . .    5,589,802     1,520,750     5,877,825      2,572,207
  Other operating expenses. . . . . . . . . . . . . . .      879,815       873,028     1,528,869      1,873,893
                                                         ------------  ------------  ------------  -------------
     Total expenses . . . . . . . . . . . . . . . . . .   11,814,205     7,680,252    17,623,716     15,524,763
                                                         ------------  ------------  ------------  -------------
Loss before income taxes. . . . . . . . . . . . . . . .   (7,912,558)   (5,791,593)   (8,082,888)    (9,851,166)
(Benefit) provision for income taxes. . . . . . . . . .   (2,678,770)    1,497,100    (2,727,962)      (101,800)
                                                         ------------  ------------  ------------  -------------
            Net loss. . . . . . . . . . . . . . . . . .   (5,233,788)   (7,288,693)   (5,354,926)    (9,749,366)

Income attributable to preferred stock. . . . . . . . .      411,318       421,875       596,250        843,750
                                                         ------------  ------------  ------------  -------------
Net loss attributable to common shareholders. . . . . .  $(5,645,106)  $(7,710,568)  $(5,951,176)  $(10,593,116)
                                                         ============  ============  ============  =============

Weighted average number of common shares:
            Basic . . . . . . . . . . . . . . . . . . .    6,531,311     6,531,311     6,531,311      6,531,311
            Diluted . . . . . . . . . . . . . . . . . .    6,531,311     6,531,311     6,531,311      6,531,311
Loss per common share:
           Basic. . . . . . . . . . . . . . . . . . . .  $     (0.86)  $     (1.18)  $     (0.91)  $      (1.62)
           Diluted. . . . . . . . . . . . . . . . . . .  $     (0.86)  $     (1.18)  $     (0.91)  $      (1.62)

Net Loss. . . . . . . . . . . . . . . . . . . . . . . .  $(5,233,788)  $(7,288,693)  $(5,354,926)  $ (9,749,366)
Other comprehensive income, net of tax:
Unrealized gain on retained interests in securitization      405,753             -       367,372              -
                                                         ------------  ------------  ------------  -------------
Comprehensive loss. . . . . . . . . . . . . . . . . . .  $(4,828,035)  $(7,288,693)  $(4,987,554)  $ (9,749,366)
                                                         ============  ============  ============  =============

        The  accompanying  notes  are  an  integral  part  of  the  consolidated  financial  statements.


                                    -- 2 --


                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                             SIX MONTHS ENDED
                                               JUNE 30, 1999
                                              ----------------
                                              SHARES            AMOUNT
                                       ----------------  -------------
Preferred stock:
  Beginning balance . . . . . . . . .         1,125,000  $ 10,856,000
  Ending balance. . . . . . . . . . .         1,125,000    10,856,000

Common stock:
  Beginning balance . . . . . . . . .         6,531,311         1,000
  Ending balance. . . . . . . . . . .         6,531,311         1,000

Capital in excess of stated capital:
  Beginning balance                                         8,291,481
  Ending balance                                            8,291,481


Due (from) shareholders:
  Beginning balance                                           (10,592)
  Ending balance                                              (10,592)

Accumulated Deficit:
  Beginning balance                                        (3,057,602)
  Net loss                                                 (9,749,366)
                                                         -------------
  Ending balance                                          (12,806,968)

Investment in common stock agreement:
  Beginning balance                                          (527,915)
  Ending balance                                             (527,915)
                                                         -------------
Total shareholders' equity                               $  5,803,006
                                                         =============

     The accompanying notes are an integral part of the consolidated financial statements.

                                    -- 3 --



                       AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (UNAUDITED)



                                                                      SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                    1998             1999
                                                             ------------------  ------------
OPERATING ACTIVITIES:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . .  $      (5,354,926)  $(9,749,366)
  Reconcile net loss to net cash from operating activities:
    Depreciation and amortization . . . . . . . . . . . . .            897,659       493,123
    Provision for credit losses . . . . . . . . . . . . . .            100,000        60,465
    Market impairment of finance contracts held for sale. .                  -       878,886
    Impairment of retained interest in securitizations. . .          5,589,801     2,572,207
    Gain on sale of finance contracts . . . . . . . . . . .         (6,636,820)   (1,754,285)
    Deferred income taxes . . . . . . . . . . . . . . . . .         (2,727,962)     (101,800)
  Changes in operating assets and liabilities:
    Increase in restricted funds. . . . . . . . . . . . . .          5,532,255             -
    Receivable from Dynex . . . . . . . . . . . . . . . . .                  -     6,573,107
    Finance contracts held for sale . . . . . . . . . . . .          5,103,550    (4,034,345)
    Retained interest in securitizations. . . . . . . . . .         (6,060,154)      334,327
    Due to(from) affiliate. . . . . . . . . . . . . . . . .           (868,095)      (20,172)
    Prepaids and other assets . . . . . . . . . . . . . . .           (868,157)      395,521
    Accounts payable and accrued liabilities. . . . . . . .           (687,320)     (237,673)
                                                             ------------------  ------------
             Cash used by operating activities. . . . . . .         (5,980,169)   (4,590,005)
INVESTING ACTIVITIES:
    Decrease in due from shareholders . . . . . . . . . . .            176,963
    Proceeds from disposal of collateral acquired . . . . .            120,010             -
    Purchases of property, plant and equipment. . . . . . .                  -      (197,308)
                                                             ------------------  ------------
             Cash provided (used) by investing activities .            296,973      (197,308)
FINANCING ACTIVITIES:
    Net payments on revolving credit facilities . . . . . .         (7,639,201)            -
    Payments for debt issuance costs. . . . . . . . . . . .         (2,345,462)            -
    Proceeds from notes payable . . . . . . . . . . . . . .         10,650,000             -
    Payments on notes payable . . . . . . . . . . . . . . .         (3,451,001)      (11,282)
    Decrease in bank overdraft. . . . . . . . . . . . . . .         (2,337,288)            -
    Proceeds from public offering of preferred stock, net .          9,631,407             -
    Dividends paid on preferred stock . . . . . . . . . . .           (596,250)            -
    Proceeds from issuance of common stock warrants . . . .          1,918,131             -
                                                             ------------------  ------------
               Cash provided (used) by financing activities          5,830,336       (11,282)
                                                             ------------------  ------------
Increase (decrease) in cash . . . . . . . . . . . . . . . .            147,140    (4,798,595)
Beginning cash balance. . . . . . . . . . . . . . . . . . .            159,293     5,170,969
                                                             ------------------  ------------
ENDING CASH BALANCE . . . . . . . . . . . . . . . . . . . .  $         306,433   $   372,374
                                                             ==================  ============

    The accompanying notes are an integral part of the consolidated financial statements.

                                    -- 4 --

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.     Basis  of  Presentation

     The consolidated financial statements of AutoBond Acceptance Corporation (the "Company") included herein are unaudited and have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, changes in shareholders' equity and cash flows for the interim periods. Results for interim periods are not necessarily indicative of the results for a full year. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, (SEC File Number 000-21673). Certain data from the prior year has been reclassified to conform to the 1999 presentation.


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


3.     Finance  Contracts  Held  for  Sale

          The following amounts are included in finance contracts held for sale as of:


                                 December 31, 1998    June 30, 1999
                                -------------------  ---------------
Unpaid principal balance . . .  $          944,830   $    7,073,261
Contract acquisition discounts             (64,067)        (513,769)
Allowance for market loss. . .                   -         (878,886)
Allowance for credit losses. .             (13,693)               0
                                -------------------  ---------------
                                $          867,070   $    5,680,606
                                ===================  ===============




4.     Retained  Interests  In  Securitizations

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

     The Company utilizes a financial model to project the cash flows from a pool of finance contracts. This model projects cash flows for contractual parties including investors, trustees and servicers, as well as the Company's retained interests. As is the case with most financial models, its effectiveness is primarily driven by the performance over time of key financial model assumptions, including: default rates; delinquency rates; prepayment rates; discount rates; initial, ongoing and minimum cash reserve requirements; the interest rates earned on cash reserves; recovery amounts for repossessions; repossession recovery lags; insurance claims recovery amounts; insurance recovery lags; and on-going servicing/trustee fees. Periodically, the Company's financial models and related assumptions have been updated to reflect the actual performance characteristics of the finance contracts. All valuations are conducted on a disaggregated basis. Impairment of retained interest in securitizations for the quarter ended June 30, 1999 was $1,520,750.

     The Company's term securitizations have involved the placement of excess spread backed notes, sometimes referred to as "B Pieces", with institutional investors. All assumptions used to size and sell these "B Pieces" were identical to the initial gain-on-sale assumptions the Company applied with respect to retained interests. The discount rates applied for retained interests ranged from 15% to 17%. The non-vector equivalent of annualized default rates typically ranged from 10% to 12%. The default rate assumptions are estimated based on the historical static pool results. Repossession recovery ratios, with deficiency insurance proceeds reflected, typically ranged from 80% to 90%.

     Three primary causes led to the impairment charges to retained interests in securitizations. The Company has been engaged in litigation with Progressive Northern Insurance Company ("Progressive") regarding the interpretation of default insurance coverage the Company acquired to enhance recoveries. During the earlier stages of the dispute, Progressive continued to pay claims. However, in April 1998 Progressive stopped paying claims. The loss of cash flow from Progressive necessitated drawing funds from the applicable trust cash reserves to pay senior investors. The Company is the ultimate beneficiary of the cash reserves, and such reserves will need to be replenished before cash flows may resume to the other investors and ultimately to the Company. The depletion and expected delay in receiving any ultimate cash flows reduced the value of the retained interests. The Company has continued to include the expected cash flows from Progressive in its cash flows models. Even though the Company and its legal counsel are optimistic that the Company will prevail in its litigation, at this time, Progressive has not resumed payment of claims. Should the Company's interpretation be incorrect, the Company would need to reassess the carrying value of its retained interests in securitizations under new assumptions and the result of this revaluation could be material.

     The second primary factor was the transfer of servicing functions to the Company from a third party service provider, Loan Servicing Enterprise ("LSE"). In March 1998, the Company commenced litigation against LSE, alleging, in part, that LSE breached its servicing obligations. After assuming all servicing, the Company accelerated the rate of charge-offs as compared with prior periods. Accelerated charge-offs resulted in the diversion of any available cash flow to the senior investors that otherwise would flow to subordinate investors or to the benefit of the Company. In attempting to resolve certain of these issues with Moody's Investors Service ("Moody's"), the agency rating the senior securities, the Company committed to Moody's in May 1998 that it would not release monies to the "B Piece" investors until all charge-offs have been reflected in the cash flows attributable to the senior investors. The delay of payments to the subordinated investors causes accretion of the principal amount of their high interest rate B Pieces and a corresponding impairment of the Company's retained interest. The accelerated charge-offs and the Company's decision in May 1998 to commit to Moody's to withhold monies from the B Piece investors resulted in a direct impact on the valuation of the retained interests. A total of eight securitizations were affected by this action.

     The third primary factor was the change in the VSI deductible for the pool of loans purchased by Dynex.

     The Company has engaged counsel to perform a deal-by-deal analysis of the structural and legal integrity of these transactions and resolve the concerns raised by Moody's. In the meantime, the Company has been notified by the trustees on certain of the securitizations that the action of Moody's and the alleged causes constituted events of servicer termination under such transactions. The trustees have threatened to remove the Company as servicer on certain transactions, and have withheld administrator fees and expenses of approximately $ 0.5 million as of June 30, 1999, due to the Company. Since the Company is of the view that no events of servicing termination have occurred and that the transactions documents did not intend for servicing compensation to the Company to be cut off where the cause of an event of default is due to the actions of Progressive and LSE (the former servicer), the Company is seeking to resolve those issues to the
                                    -- 5 --
satisfaction of all parties. See Note 8 below for a discussion of further contingencies with respect to the Company's interests in securitizations.


5.     Revolving  Credit  Facilities

     On June 9, 1998, the Company and Dynex Capital, Inc. ("Dynex") entered into an arrangement whereby the Company obtained a commitment from Dynex to purchase all currently warehoused and future automobile finance contract acquisitions through at least May 31, 1999 (the "Funding Agreement"). The terms of the
Funding Agreement were modified on June 30, October 20, and October 28, 1998. Under the prior terms of the Funding Agreement, the Company transferred finance contracts to AutoBond Master Funding Corporation V ("Master Funding V"), a qualified unconsolidated special purpose subsidiary, and Dynex provided credit facilities in an amount equal to 104% of the unpaid principal balance of the finance contracts (the "Advance Rate"). The Company received the proceeds of such credit facilities. The modified terms of the Funding Agreement reduced the Advance Rate from 104% to 88% for an interim period (the "Interim Period") ending December 31, 1998. At the end of the Interim Period, the Advance Rate reverted to 104% and Dynex was to advance to Master Funding V an additional amount equal to 16% of the unpaid principal balance of finance contracts financed by Dynex during the Interim Period. This additional amount receivable from Dynex totaled $6.5 million at December 31, 1998, and was collected in January and February 1999. Advances under the Funding Agreement are evidenced by Class A Notes and Class B Notes (collectively, the "Notes") issued by Master Funding V to Dynex. The Class A Notes were issued in a principal amount equal to 94.0% of the unpaid principal balance of the finance contracts (88.0% for advances funded during the Interim Period) and bear interest at a rate equal to 190 basis points over the corporate bond equivalent yield on the three-year U.S. Treasury note on the closing date for each such advance. The Class B Notes were issued in a principal amount equal to 10.0% of the unpaid principal balance of the finance contracts (0.0% for advances funded during the Interim Period) and bear interest at a rate equal to 16% per annum. The Company retains a subordinated interest in the pooled finance contracts. Transfers of finance contracts to the qualified special purpose entity have been recognized as sales under SFAS No. 125. No finance contracts were transferred by the Company during the quarter ended June 30, 1999. At June 30, 1999, advances by Dynex under the Funding Agreement totaled $ 169.2 million. See Note 8 for the status of the Dynex Funding Agreement.



1.     Notes  Payable  and  Non-Recourse  Debt


     The  following  amounts  are  included  in  notes  payable  and  non-recourse  debt  as of:

                                                                        December 31,    June 30,
                                                                             1998          1999
                                                                                     (Unaudited)
                                                                    -------------   ------------
Non-recourse notes payable, collateralized by Class B Certificates  $   3,185,050   $ 2,017,826
Convertible Senior Notes . . . . . . . . . . . . . . . . . . . . .      3,000,000     3,000,000
Convertible Subordinated Notes . . . . . . . . . . . . . . . . . .      7,500,000     7,500,000
Other notes payable. . . . . . . . . . . . . . . . . . . . . . . .         23,342        12,060
Discount on subordinated notes payable . . . . . . . . . . . . . .       (356,373)     (272,419)
                                                                    -------------   ------------
                                                                    $  13,352,019   $12,257,467
                                                                    ==============  ============


     On June 9, 1998, the Company sold to Dynex at par $3 million of its 12% Convertible Senior Notes due 2003 (the "Senior Notes"). Interest on the Senior Notes is payable quarterly in arrears, with the principal amount due on June 9, 2003. The Senior Notes were convertible at the option of Dynex on or before May 31, 1999 into shares of the Company's common stock at a conversion price of $6.00 per share. Demand and "piggyback" registration rights with respect to the underlying shares of common stock were granted. The Company has made all interest payments due on the Senior Notes and expects to continue to meet such obligations. Dynex also has purported to accelerate the Senior Notes. The Company disputes the validity of such acceleration.

     In January 1998, the Company privately placed with BancBoston Investments, Inc. ("BancBoston") $7,500,000 in aggregate principal amount of its 15% Senior Subordinated Convertible Notes due 2001 (the "Subordinated Notes"). Interest on the Subordinated Notes is payable quarterly, with the principal amount due on February 1, 2001. The Subordinated Notes are convertible at the option of the holder for up to 368,462 shares of the Company's common stock, at a conversion price of $3.30 per share, subject to adjustment under standard anti-dilution provisions. The Company also granted BancBoston a warrant to purchase common stock exercisable to the extent the debt represented by the Subordinated Notes is not converted (See Note 7). In the event of a change of control transaction, the holder of the Subordinated Notes may require the Company to repurchase the Subordinated Notes at 100% of the principal amount plus accrued interest. The Subordinated Notes are redeemable at the option of the Company on or after July 1, 1999 at redemption prices starting at 105% of the principal amount, with such premium reducing to par on and after November 1, 2000, plus accrued interest. The Subordinated Notes were issued pursuant to an Indenture, dated as of January 30, 1998 (the "Indenture") between the Company and BankBoston, N.A., as agent. The Indenture contains certain restrictive covenants including: (i) a consolidated leveraged ratio not to exceed 2 to 1 (excluding non-recourse warehouse debt and securitization debt); (ii) limitations on payments such as dividends (but excluding, so long as no event of default has occurred under the Indenture, dividends or distributions on the Preferred Stock (as defined below) of the Company); (iii) limitations on sales of assets other than in the ordinary course of business; and (iv) certain financial covenants, including a minimum consolidated net worth of $12 million (plus proceeds from equity offerings), a minimum ratio of EBITA to interest of 1.5 to 1, and a maximum cumulative repossession ratio of 27%. Events of default under the Indenture include failure to pay, breach of covenants, cross-defaults in excess of $1 million or material breach of representations or covenants under the purchase agreement with BancBoston. The Company capitalized debt issuance costs of $594,688, and recorded a discount of $507,763 on the debt representing the value of the warrants issued. The debt issuance cost and discount is being amortized as interest expense on the interest method through February 2001. At June 30, 1999, the Company did not meet certain of its financial covenants, which constitutes an event of default on the Subordinated Notes. The ability of the Company to meet such covenants is dependent upon future earnings. To date, the Company has made all payments due on its Subordinated Notes. The Subordinated Notes have not been formally accelerated by BancBoston; however, if such acceleration were made, BancBoston could declare such amounts immediately due.


1.     Income  taxes

     Management has reduced the deferred tax asset by a valuation allowance due to uncertainty of realizing certain tax loss carry-forwards and other deferred tax assets. The valuation allowance has been increased by approximately $3,050,000 in the three month period ended June 30, 1999.


2.     Stockholders'  Equity

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

     Because the Company is not in compliance with the certain of the financial covenants of its Subordinated Notes, the Company did not pay the quarterly dividend on its Preferred Stock, otherwise payable on each of March 31, 1999 and June 30, 1999. Because dividends on the Preferred Stock are in arrears for two quarterly dividend periods, holders of the Preferred Stock have exercised their right to call a special meeting of the Preferred Stock holders for the purpose of electing two additional directors to serve on the Company's Board of
                                    -- 6 --

Directors until such dividend arrearage is eliminated. Such meeting is currently scheduled for October 1, 1999. In addition, certain changes that could materially affect the holders of Preferred Stock, such as a merger of the Company, cannot be made without the affirmative vote of the holders of two-thirds of the shares of Preferred Stock, voting as a separate class. The Preferred Stock ranks senior to the common stock with respect to the payment of dividends and amounts upon liquidation, dissolution or winding up.


Warrants
     In connection with the issuance of Preferred Stock, the Company sold to Tejas Securities Group, Inc. ("Tejas"), for $100, a warrant (the "Tejas Warrant") to purchase up to 100,000 shares of the Company's common stock at an exercise price equal to $7.75 per share. The Tejas Warrant is exercisable for a period of four years commencing February 17, 1999. The Tejas Warrant includes a net exercise provision permitting the holder, upon consent of the Company, to pay the exercise price by cancellation of a number of shares with a fair market value equal to the exercise price of such Tejas Warrant. The Tejas Warrant was valued at $394,000, which was recorded as additional issuance cost of the Preferred Stock.

     In connection with the issuance of the Company's Subordinated Notes in January 1998, the Company issued to BancBoston a warrant (the "Subordinated Note Warrant"). The Subordinated Note Warrant entities the holder, upon the exercise thereof, to purchase from the Company that number of shares of the Company's common stock, up to 368,462 shares,, which were available for conversion at the maturity of the Subordinated Notes on February 1, 2001. The holder may either convert the debt represented by the Subordinated Notes or exercise the Subordinated Note Warrant, but not both. The Subordinated Note Warrant contains customary anti-dilution provisions, as well as certain demand and "piggyback" registration rights. In addition, if certain major corporate events (such as a change in control or major stock offering) do not occur prior to February 1, 2001, then the holder will have the right to put the Subordinated Note Warrant to the Company at the difference between the current market price and the exercise price of the Subordinated Note Warrant. Based on the market price at June 30, 1999, no amount would be payable at such date. The Company has the option to redeem the Subordinated Note Warrant under certain circumstances. The Subordinated Note Warrant expires on January 31, 2005. The Subordinated Note Warrant was valued at $375,831, which was recorded as a discount on the debt represented by the Subordinated Note.

     In connection with the placement of the Subordinated Notes and the Subordinated Note Warrant, the Company, William O. Winsauer and John S. Winsauer, as principals (the "Principals") entered into a Shareholders' Agreement with BancBoston pursuant to which the Principals granted to BancBoston certain "tag-along rights" in connection with sales of common stock by the Principals. Also, the Company paid a placement fee of 5% of the principal amount of the Subordinated Notes to Dresner Investment Services, Inc. and issued to the placement agent a warrant to purchase 65,313 shares of common stock of the Company at an exercise price of $6.30 per share.

     The Company's remaining outstanding warrants are a warrant (expiring January 12, 2000) held by an individual exercisable for 7,500 common shares at a price of $4.00 per share, a warrant (expiring March 31, 2002) held by Infinity Investors Limited exercisable for 100,000 common shares at a price of $8.73 per share, a warrant held by an individual to purchase 30,000 common shares at a price of $4.225 per share, and a warrant held by Infinity Investors Limited to purchase 200,000 common shares at a price of $4.225 per share.

Common  Stock  Investment  Agreement
     On May 20, 1998, the Company and Promethean Investment Group, L.L.C. ("Promethean") entered into a common stock investment agreement (the "Investment Agreement") and related registration rights agreement whereby Promethean agreed to purchase from the Company, on the terms and conditions outlined below, up to $20 million (subject to increase up to $25 million at Promethean's option) of the Company's common stock. The Company must deliver a preliminary notice of its intention to require Promethean to purchase its common shares at least ten but not more than thirty days prior to the Company's delivery of its final notice. The Company may deliver such final notice only if (i) the dollar volume-weighted price of its common stock reported on the business day of such final notice is at least $3.25 per share, (ii) at all times during the period beginning on the date of delivery of the preliminary notice and ending on and including the closing date (a) a registration statement covering the resale of no less than
                                    -- 7 --

150% of the shares to be sold to Promethean under the Investment Agreement has been declared and remains effective and (b) shares of the Company's common stock are at such time listed on a major national securities exchange, and (iii) the Company has not delivered another final notice to Promethean during the preceding twenty-five business days preceding delivery of such final notice. Following receipt of a final notice, Promethean's purchase obligation will equal the lowest of (i) the amount indicated in such final notice, (ii) $5,000,000 and
(iii) 20% of the aggregate of the daily trading dollar volume on the twenty consecutive business days following delivery of the put notice. Promethean may, in its sole discretion, increase the amount purchasable in the preceding sentence by 125%. Promethean must conclude all required purchases of common shares within twenty-five business days of receipt of the final notice. The purchase price for the Company's shares will be equal to 95% of the lowest daily dollar volume-weighted average price during the six consecutive trading days ending on and including the date of determination. Promethean's obligation to purchase shares under the Investment Agreement shall end either upon the mutual consent of the parties or automatically upon the earliest of the date (i) on which total purchases by Promethean under the Investment Agreement total $20,000,000, (ii) which is two years after the effective date of the registration statement relating to the common stock covered by the Investment Agreement, and (c) which is twenty-seven months from the date of the Investment Agreement. In consideration of Promethean's obligations under the Investment Agreement, the Company paid $527,915 in cash on August 19, 1998, which was treated as an investment in a common stock agreement.

3.     Commitments  and  Contingencies

     On February 8, 1999, the Company, AutoBond Master Funding Corporation V, a wholly-owned subsidiary of the Company ("Master Funding V"), William O. Winsauer, the Chairman and Chief Executive Officer of the Company, John S. Winsauer, a Director and the Secretary of the Company, and Adrian Katz, the Vice-Chairman, Chief Financial Officer and Chief Operating Officer of the Company (collectively, the "Plaintiffs") commenced an action in the District Court of Travis County, Texas (250th Judicial District) against Dynex and James Dolph (collectively, the "Defendants"). This action is hereinafter referred to as the "Texas Action". The Company and the other Plaintiffs assert in the Texas Action that Dynex breached the terms of the Funding Agreement. Such breaches include delays and shortfalls in funding the advances required under the Funding Agreement and ultimately the refusal by Dynex to fund any further advances under the Funding Agreement. Plaintiffs also allege that Dynex and Mr. Dolph conspired to misrepresent and mischaracterize the Company's credit underwriting criteria and its compliance with such criteria with the intention of interfering with and causing actual damage to the Company's business, prospective business and contracts. The Plaintiffs assert that Dynex' funding delays and ultimate breach of the Funding Agreement were intended to force the Plaintiffs to renegotiate the terms of their various agreements with Dynex and related entities. Specifically, the Plaintiffs assert that Dynex intended to force the Company to accept something less than Dynex' full performance of its obligations under the Funding Agreement. Further, Dynex intended to force the controlling shareholders of the Company to agree to sell their stock in the Company to Dynex or an affiliate at a share price substantially lower than the $6.00 per share price specified in the Stock Option Agreement, dated as of June 9, 1998, by and among Messrs. William O. Winsauer, John S. Winsauer and Adrian Katz (collectively, the "Shareholders") and Dynex Holding, Inc. Plaintiffs in the Texas Action request declaratory judgement that (i) Dynex has breached and is in breach of its various agreements and contracts with the Plaintiffs, (ii) Plaintiffs have not and are not in breach of their various agreements and contracts with Defendants,
(iii) neither the Company nor Master Funding V has substantially or materially violated or breached any representation or warranty made to Dynex, including but not limited to the representation and warranty that all or substantially all finance contracts funded or to be funded by Dynex comply in full with, and have been acquired by the Company in accordance with, the Company's customary underwriting guidelines and procedures, and (iv) Dynex is obligated to fund the Company in a prompt and timely manner as required by the parties' various agreements. In addition to actual, punitive and exemplary damages. The Texas Action has been set for trial in December 1999. Dynex's motion to dismiss the Texas Action was denied by the court.

     On March 1, 1999, the Company and the other Plaintiffs filed an application in the Texas Action for a temporary injunction enjoining Dynex (i) from continuing to suspend or withhold funding pursuant to the Funding Agreement,
(ii) from removing or attempting to remove the Company as servicer, and (iii) from making any further false or defamatory public statements regarding the Plaintiffs. A hearing was held on the Company's application during the week of August 2, 1999. The court has denied the Company's application on points (i) and
                                    -- 8 --

(iii) and has taken point (ii) under advisement, along with Dynex' request that a temporary injunction be granted removing the Company as servicer. The court has indicated that it will announce its ruling on August 30, 1999.

     On February 9, 1999, Dynex commenced an action against the Company in the United States District Court for the Eastern District of Virginia (Richmond District) (the "Virginia Action") seeking declaratory relief that Dynex is (i) not obligated to advance funds to Master Funding V under the Funding Agreement because the conditions to funding set forth in the Funding Agreement have not been met, and (ii) entitled to access to all books, records and other documents of Master Funding V, including all finance contract files. Specifically, Dynex alleges that as a result of a partial inspection of certain finance contract files by Mr. Dolph and Virgil Baker & Associates in January 1999, Dynex concluded that a significant number of such contracts contained material deviations from the applicable credit criteria and procedures, an apparent breach of the Funding Agreement. Dynex also alleges that on February 8, 1999, the Company refused to permit Mr. Dolph and representatives from Dynex access to the books, records and finance contract files of the Company. Dynex concludes that as a result of such alleged breaches, it is not obligated to provide advances under the Funding Agreement. Dynex also seeks to recover damages resulting from the Company's alleged breach of the parties' various agreements, which alleged breach the Company vigorously denies. The Company, Messrs. William
O. Winsauer, John S. Winsauer and Adrian Katz filed a responsive pleading on March 25, 1999. The Virginia Action (including the matters transferred in the New York Action (discussed below)), by a judge's order dated May 17, 1999, was transferred to Texas federal court.

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

     In connection with the 1997-B and 1997-C securitizations, $5.8 million in Class B Notes are exchangeable (at a rate of 117.5% of the principal amount of Class B Notes exchanged) for the Company's 17% Convertible Notes, solely upon the occurrence of a delinquency ratio trigger relating to the securitized pools. As of June 30, 1999, such trigger event has not occurred.

     In March 1998, after Progressive Northern Insurance ("Progressive") purported to cancel the vendor's single interest ("VSI") and deficiency balance insurance policies issued in favor of the Company (collectively, the "Policies"), the Company sued Progressive, its affiliate United Financial Casualty Co. and their agent in Texas, Technical Risks, Inc. in the District Court of Harris County, Texas. The action seeks declaratory relief confirming the Company's interpretation of the Policies as well as claims for damages based upon breach of contract, bad faith and fraud. The Company has received the defendants' answers, denying the Company's claims, and discovery is proceeding. Progressive stopped paying claims during the second quarter of 1998. As a result of the attempt by Progressive to cancel its obligations and its refusal to honor claims after March 1998, the Company has suffered a variety of damages, including impairment of its retained interests in securitizations. The Company is vigorously contesting the legitimacy of Progressive's actions through litigation. Although a favorable outcome cannot be assured, success in the litigation could restore at least some of the value of the Company's interests in such securitizations. Conversely, if the court were to uphold Progressive's position, further impairment of the Company's interests could occur, resulting in an adverse effect on the Company's financial position, results of operations and cash flows. This matter is currently set for trial during the two-week period beginning September 20, 1999.

     Also in March 1998, the Company commenced an action in Travis County, Texas, against Loan Servicing Enterprise ("LSE"), alleging LSE's contractual breach of its servicing obligations on a continuing basis. LSE has commenced an
                                    -- 9 --
action against the Company in Texas state court seeking recovery from the Company of putative termination fees in connection with termination of LSE as servicer. The Company expects the two actions to be consolidated. If the Company prevails against LSE, some of the value of the Company's retained interests in securitizations could be restored. Both suits have been voluntarily suspended pursuant to an agreement negotiated by the parties.

     The Company's carrier for the credit deficiency insurance obtained through 1996, Interstate Fire & Casualty Co. ("Interstate") determined in late 1996 to no longer offer such coverage to the auto finance industry, including the Company. In connection with Interstate's attempt to no longer offer credit deficiency coverage for contracts originated after December 1996, the Company commenced an action in the United States District Court for the Western District of Texas, Austin Division, seeking a declaratory judgment that (i) the Company was entitled to 180 days' prior notice of cancellation and (ii) Interstate was not entitled to raise premiums on finance contracts for which coverage was obtained prior to the effectiveness of such cancellation, as well as seeking damages for Interstate's alleged deficiencies in paying claims. Prior to receiving the Company's complaint in the Texas action, Interstate commenced a similar action for declaratory relief in the United States Court for the Northern District of Illinois. Both suits have been voluntarily dismissed, and Interstate and the Company have to date acted on the basis of a cancellation date of May 12, 1997 (i.e., no finance contracts presented after that date will be eligible for credit deficiency coverage by Interstate, although all existing contracts for which coverage was obtained will continue to have the benefits of such coverage), no additional premiums have been demanded or paid, and the claims-paying process has been streamlined. In particular, in order to speed the claims-paying process, Interstate has paid lump sums to the Company as an estimate of claims payable prior to completion of processing. Pending the Company's determination of the appropriate beneficiary for such claims payments, the Company has deposited and will continue to deposit such funds into a segregated account.

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

     On March 31, 1999, a suit naming as defendants the Company and William O. Winsauer, Adrian Katz, and John S. Winsauer (in their capacities as controlling shareholders of the Company), (collectively, the "Defendants") as defendants (the "Defendants"), was filed on March 31, 1999 in the United States District Court for the Western District of Texas (Austin Division) by Bruce Willis (the "Plaintiff"), a holder of the Company's Preferred Stock. The suit alleges, among other things, that the Defendants violated Section 10(b) of the Securities and Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) in failing to disclose adequately and in causing misstatements concerning the nature and condition of the Company's financing sources. The suit also alleges that such actions constituted statutory fraud under the Texas Business Corporation Act, common law fraud and negligent misrepresentation. The Plaintiff seeks class action certification. The Plaintiff also seeks, among other things, actual, special, consequential, and exemplary damages in an unspecified sum, as well as costs and expenses incurred in connection with pursuing the action against the Company. The Company believes that it has consistently and accurately informed the public of its business and operations, including the viability of its funding sources, and, as a consequence believes the suit to be without merit and intends to vigorously defend against this action.

                                    -- 10 --

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

     The Company is a specialty consumer finance company engaged in underwriting, acquiring, servicing and securitizing retail installment contracts ("finance contracts") originated by franchised automobile dealers in connection with the sale of used and, to a lesser extent, new vehicles to selected consumers with limited access to traditional sources of credit ("sub-prime consumers"). Sub-prime consumers generally are borrowers unable to qualify for traditional financing due to one or more of the following reasons: negative credit history (which may include late payments, charge-offs, bankruptcies, repossessions or unpaid judgments); insufficient credit; sporadic employment or residence histories; or high debt-to-income or payment-to-income ratios (which may indicate payment or economic risk).

     The Company acquires finance contracts generally from franchised automobile dealers, makes credit decisions using its own underwriting guidelines and credit personnel and performs the collection function for finance contracts using its own collections department. The Company also acquires finance contracts from third parties other than dealers, for which the Company reunderwrites and collects such finance contracts in accordance with the Company's standard guidelines. The Company has securitized portfolios of these finance contracts to efficiently utilize limited capital to allow continued growth and to achieve sufficient finance contract volume to allow profitability. The Company markets a single finance contract acquisition program to automobile dealers, which adheres to consistent underwriting guidelines involving the purchase of primarily late-model used vehicles.

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


                                    -- 11 --

REVENUES

     The Company's primary sources of revenues consist of three components: interest income, gain on sale of finance contracts and servicing fee income.

     Interest Income. Interest income consists of the sum of two primary components: (i) interest income earned on finance contracts held for sale by the Company and (ii) interest income earned on retained interests in securitizations. Other factors influencing interest income during a given fiscal period include (i) the annual percentage rate of the finance contracts acquired, (ii) the aggregate principal balance of finance contracts acquired and funded through the Company's warehouse and other credit facilities prior to securitization, and (iii) the length of time such contracts are funded by the warehouse and other credit facilities.

     Gain on Sale of Finance Contracts. For transfers of financial assets that result in the recognition of a sale, the newly created assets obtained and liabilities incurred by the transferor as a part of a transfer of financial assets are initially measured at fair value. Interest in the assets that are retained are measured by allocating the previous carrying amount of the assets (e.g., finance contracts) between the interest sold (e.g., investor certificates) and interest retained based on their relative fair values at the date of the transfer. The amounts initially assigned to these financial components are a determinant of the gain or loss from a securitization transaction.

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

     An impairment review of the retained interests in securitizations is performed quarterly by calculating the net present value of the expected future excess spread cash flows after giving effect to changes in assumptions due to market and economic changes and the performance of the loan pool to date. Impairment is determined on a disaggregated basis consistent with the risk characteristics of the underlying finance contracts as well as the performance of the pool to date. To the extent that the Company deems the asset to be permanently impaired, the Company would record a charge against earnings and write down the asset accordingly. The Company recorded a charge to income of $2,572,207 during the six months ended June 30, 1999 as a result of the impairment review. See Note 4 to the Consolidated Financial Statements.

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

                                    -- 12 --

     The gain on sale of finance contracts is affected by the aggregate principal balance of contracts securitized and the gross interest spread on those contracts. The following table illustrates the gross interest spread for each of the Company's securitizations:


                               Finance Contracts(1)     Senior Investor Certificates
                               --------------------     ----------------------------
                             Principal    Weighted     Balance
                               Amount      Average     June 30,               Gross
Securitization              Securitized     Rate         1999       Rate    Spread(2)
--------------------------  ------------  ---------  ------------  -------  ---------
AutoBond Receivables
  Trust 1995-A . . . . . .  $ 26,261,009      18.9%  $  3,709,394     7.2%      11.7%

  Trust 1996-A . . . . . .    16,563,366      19.7%     3,673,925     7.2%      12.5%

  Trust 1996-B . . . . . .    17,832,885      19.7%     4,676,091     7.7%      12.0%

  Trust 1996-C . . . . . .    22,296,719      19.7%     7,344,277     7.5%      12.2%

  Trust 1996-D . . . . . .    25,000,000      19.5%     8,542,587     7.4%      12.1%

  Trust 1997-A (4) . . . .    28,037,167      20.8%     8,254,776     7.8%      13.0%

  Trust 1997-B . . . . . .    34,725,196      19.9%    16,570,197     7.7%      12.2%

  Trust 1997-C . . . . . .    34,430,079      20.0%    17,402,411     7.6%      12.4%
AutoBond Master Funding
  Corporation V (Dynex)(3)   153,092,410      20.0%   115,631,352  7.4%(3)      12.6%
                            ------------             ------------
        Total. . . . . . .  $358,238,831             $185,805,010
                            ============             ============
-------------------------------------------------------------------------------------

1  Refers  only  to  balances  on  senior  investor  certificates.
2  Difference  between  weighted average contract rate and investor certificate rate.
3  Includes  $26 million of finance contracts from securitizations previously retired
4  Weighted  average  of  senior  investor  coupon  rates.


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

     In May 1999, the Company agreed to transfer servicing of the Company's 1997-B and 1997-C securitizations to a successor servicer. In return, the Company received approximately $800,000 in past due servicing fees previously withheld from the Company.

     In June 1999, the trustee for the 1997-A securitization, at the purported direction of the Class A Noteholder, attempted to terminate the Company as servicer for the securitization. Pursuant to discovery obtained in the Company's litigation with Dynex, the Company determined that the Class A Noteholder was in fact a corporation wholly-owned by Dynex, and that a purchase money security interest in the Class A Notes was given by the Dynex subsidiary to the previous holder, Daiwa Finance Corporation. The Company has disputed this attempt to terminate servicing, and in its capacity as the Class B Noteholder has, along with the Class C Noteholder, instructed the trustee not to follow the Class A Noteholder's instructions.

                                    -- 13 --

     In August 1999, the Company reached agreement with the trustee and the investors in the Company's 1996 securitization transactions to amend the relevant documents to provide for, among other things, the appointment of a back-up servicer.



FINANCE  CONTRACT  ACQUISITION  ACTIVITY


The following table sets forth information about the Company's finance contract acquisition activity:

                                                          Six Months Ended
                                                              June 30,
                                                         1998         1999
                                                  -----------  -----------

Number of finance contracts acquired . . . . . .        2,637        1,586
Principal balance of finance contracts acquired.  $29,775,406  $20,336,852
Number of active dealerships (1) . . . . . . . .          578          466
Number of enrolled dealerships . . . . . . . . .        1,789        2,332
--------------------------------------------------------------------------

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



THREE  MONTHS  ENDED  JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

NET  LOSS

     In the three months ended June 30, 1999, the net loss was $7,288,693 which represents an increase of $2,054,905 over the three months ended June 30, 1998 net loss of $5,233,788. The increase in net loss was precipitated by the cessation of funding by Dynex under the Funding Agreement which forced the Company to discontinue acquisition of finance contracts as of February 9, 1999. A valuation allowance was established for the Company's deferred tax assets of $3,050,776.

Total  Revenues

     Total revenues for the three months ended June 30, 1999 of $1,888,659 represent a decrease of $2,012,988 from the three months ended June 30, 1998 revenues of $3,901,647. The decrease was due primarily to the reduction in volume of finance contract sales activity for the second quarter.

     Interest Income. Interest income for the three months ended June 30, 1999 of $616,391 represents a increase of $89,107 from the three months ended June 30, 1998 interest income of $527,284 due to the timing of finance contract acquisitions and the period held before sale.

     Gain on Sale of Finance Contracts. The Company realized gain on sale totaling $215,099 during the three months ended June 30, 1999. The gain was the result of final transactions related to the Dynex sales. The decrease of $2,553,780 was due to the reduction in volume of sales as a result Dynex' refusal to perform under the Funding Agreement.

     Servicing Fee Income. The Company reports servicing fee income only with respect to finance contracts that are securitized or sold. For the three months ended June 30, 1999 servicing fee income was $979,366, consisting of contractual administrative fees and servicer fees. Servicing fee income increased by $168,018 from the three months ended June 30, 1998 servicing fee income of $811,348 as a result of the increased volume of contracts being serviced.

                                    -- 14 --

     Other Income. For the three months ended June 30, 1999, other income amounted to $77,803 compared with a loss of $205,864 for the comparable 1998 period.

Total  Expenses

     Total expenses for the three months ended June 30, 1999 of $7,680,252 represent a decrease of $4,133,953 from the three months ended June 30, 1998 total expenses of $11,814,205. Impairment of the Company's retained interests in securitizations during the second quarter of 1998 was approximately $4,070,000 greater than the second quarter of 1999.

     Interest Expense. Interest expense for the three months ended June 30, 1999 of $804,750 represents a decrease of $280,651 from the three months ended June 30, 1998 interest expense of $1,085,401. The decrease resulted from elimination of borrowing under the revolving credit facilities.

     Salaries and Benefits. Salaries and benefits for the three months ended June 30, 1999 of $2,664,660 represent an increase of $196,093 from the three months ended June 30, 1998 salaries and benefits of $2,468,567. The Company began strategic layoffs during the second quarter of 1999 compared to increasing staff during the second quarter of 1998. Despite such strategic staff reductions, salaries and benefits increased due mainly to the increased health claims by employees from the Company's employee benefit program.

     General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 1999 of $1,817,064 represent an increase of $26,444 from the three months ended June 30, 1998 general and administrative expense of $1,790,620. Despite the Company's continuing efforts to reduce costs, general and administrative expenses increased due to higher professional expenses relating to the Company's retention of legal counsel to protect its interest in its litigation with Dynex.

     Impairment of Retained Interests in Securitizations. The Company periodically reviews the carrying value of the retained interests in securitizations. The Company recorded a charge against earnings for impairment of these assets of $1,520,750 for the three months ended June 30, 1999 as compared with an impairment of $5,589,802 for the three months ended June 30, 1998. This impairment reflects the revaluation of expected future cash flows to the Company from securitizations. See Note 4 to the Consolidated Financial Statements.

     Other Operating Expenses. Other operating expenses (consisting principally of servicer fees, credit bureau reports, communications and insurance) for the three months ended June 30, 1999 of 873,028 represent a decrease of $6,787 from the three months ended June 30, 1998 other operating expenses of $879,815. The decrease was mainly due to reimbursement of trust expenses and a reduction in loan insurance premium which was offset by the establishment of a market valuation allowance for finance contracts held for sale.

     Income Tax. Income tax expense for the three months ended June 30, 1999 of $1,497,100 represents an increase of $4,175,870 from the three months ended June 30, 1998 income tax benefit of $2,678,770 due to the establishment of a valuation allowance for the Company's deferred tax assets of $3,050,776.


SIX  MONTHS  ENDED  JUNE  30,  1999  COMPARED  TO SIX MONTHS ENDED JUNE 30, 1998


NET  INCOME


In the six months ended June 30, 1999, the net loss was $9,749,366 which represents an increase in loss of $4,394,440 over the six months ended June 30, 1998 net loss of $5,354,926. The increase in net loss was precipitated by the cessation of funding by Dynex under the Funding Agreement which forced the Company to discontinue acquisition of finance contracts as of February 9, 1999.

                                    -- 15 --

Total  Revenues

     Total revenues for the six months ended June 30, 1999 of $5,673,597 represent a decrease of $3,867,231 from the six months ended June 30, 1998 revenues of $9,540,828. The decrease was due primarily to the reduction in volume of finance contract sales activity for the second quarter.

     Interest Income. Interest income for the six months ended June 30, 1999 of $1,080,377 represents a decrease of $585,405 from the six months ended June 30, 1998 interest income of $1,665,782 due to the timing of finance contract acquisitions and the period held before securitization.

     Gain on Sale of Finance Contracts. The Company realized gain on sale totaling $1,754,285 during the six months ended June 30, 1999. The decrease of $4,882,535 was primarily due to the reduction in volume of sales as a result of the termination of the Dynex Funding Agreement.

     Servicing Fee Income. The Company reports servicing fee income only with respect to finance contracts that are securitized or sold. For the six months ended June 30, 1999 servicing fee income was $1,985,140, consisting of contractual administrative fees and servicer fees. Servicing fee income increased by $667,198 from the six months ended June 30, 1998 servicing fee income of $1,317,942 as a result of the increased volume of contracts being serviced.

     Other Income. For the six months ended June 30, 1999, other income amounted to $853,795 compared with a loss of $79,716 for the comparable 1998 period. The increase was mainly attributable to settlement of litigation with Charlie Thomas Ford, Inc. on favorable terms. See "Legal Proceedings".

Total  Expenses

     Total expenses for the six months ended June 30, 1999 of $15,524,763 represent a decrease of $2,098,953 from the six months ended June 30, 1998 total expenses of $17,623,716. Impairment of the Company's retained interests in securitizations during the second quarter of 1998 was approximately $4,070,000 greater than the second quarter of 1999.

     Interest Expense. Interest expense for the six months ended June 30, 1999 of $1,518,120 represents a decrease of $857,686 from the six months ended June 30, 1998 interest expense of $2,375,806. The decrease resulted from elimination of borrowing under the revolving credit facilities.

     Salaries and Benefits. Salaries and benefits for the six months ended June 30, 1999 of $5,813,691 represent an increase of $947,359 from the six months ended June 30, 1998 salaries and benefits of $4,866,332. The Company began strategic layoffs during the second quarter of 1999 compared to increasing staff during the second quarter of 1998. Despite such strategic staff reductions, salaries and benefits increased due mainly to the increased health claims by employees from the Company's employee benefit program.

     General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 1999 of $3,686,387 represent an increase of $811,503 from the six months ended June 30, 1998 general and administrative expense of $2,874,884. Despite the Company's continuing efforts to reduce costs, general and administrative expenses increased due to higher professional expenses relating to the Company's retention of legal counsel to protect its interest in its litigation with Dynex. The Company relocated its headquarters to a larger facility June 15, 1998 and had a corresponding higher facilities expense.

     Impairment of Retained Interest in Securitizations. The Company periodically reviews the carrying value of the retained interest in securitizations. The Company recorded a charge against earnings for impairment of these assets of $2,572,207 for the six months ended June 30, 1999 as compared with an impairment of $5,877,825 for the six months ended June 30, 1998. This impairment reflects the revaluation of expected future cash flows to the Company from securitizations. See Note 4 to the Consolidated Financial Statements.

     Other Operating Expenses. Other operating expenses (consisting principally of servicer fees, credit bureau reports, communications and insurance) for the six months ended June 30, 1999 of $1,873,893 represent an increase of $345,024 from the six months ended June 30, 1998 other operating expenses of $1,528,869.
                                    -- 16 --

The increase was mainly due to a market valuation allowance for finance contracts held for sale.

     Income Tax. Income tax benefit for the six months ending June 30, 1999 was $101,800 which represents a decrease of $2,626,162 compared with an income tax benefit of $2,727,962 for the six months ended June 30, 1998 due to the establishment of a valuation allowance for the Company's deferred tax assets of $3,050,776.


FINANCIAL  CONDITION

     Cash and Cash Equivalents. Cash and cash equivalents decreased $4,798,595 to $372,374 at June 30, 1999 from $5,170,969 at December 31, 1998. The decrease in cash and cash equivalents was largely the result of an operating loss of $6,145,274 primarily caused by the termination by Dynex of the Funding
Agreement. Other decreases in cash and cash equivalents were the result of purchases of finance contracts. These declines were partially offset by the receipt of $6,573,107 in the first quarter of 1999 from Dynex, which was outstanding at December 31, 1998.

     Finance Contracts Held for Sale. Finance contracts held for sale, net of allowance for losses, increased $4.8 million to $5.7 million at June 30, 1999 from $0.9 million at December 31, 1998. The number and principal balance of contracts held for sale are largely dependent upon the timing and size of the Company's securitizations. The Company securitized finance contracts on a regular basis through the Dynex Funding Agreement until February 9, 1999. The balance in finance contracts held for sale outstanding at June 30, 1999 consisted of loans originated with intent to sell to Dynex. In July 1999, $5,960,346 in outstanding finance contracts were sold for proceeds of $5,006,690. Future acquisitions of finance contracts for securitization and sale are uncertain.

     The Company maintains an allowance for, and reports a provision for, losses on finance contracts held for sale. Management evaluates the reasonableness of the assumptions employed by reviewing credit loss experience, delinquencies, repossession trends, the size of the finance contract portfolio and general economic conditions and trends. If necessary, assumptions will be changed in the future to reflect historical experience to the extent it deviates materially from that which was assumed.

     Other Assets. Other assets decreased $402,791 to $1,060,255 at June 30, 1999 from $1,463,046 at December 31, 1998. The Company received approximately $0.8 million of withheld administrator fees and expenses. Certain trustees have continued to withhold administrator fees and expenses and to deposit same into a separate bank account earning interest. The total amount withheld and deposited into a separate account is approximately $ 0.5 million as of June 30, 1999, due to the Company.

     Retained Interests in Securitizations. An impairment review of the retained interests in securitizations is performed quarterly by estimating the net present value of the expected future cash flows after giving effect to changes in assumptions due to market and economic changes and the performance of the loan pool to date. The discount rate used is an estimated market rate, currently 15% to 17%. To the extent that the Company deems the asset to be permanently impaired, the Company records a charge against earnings. The Company recorded a charge against earnings of $2,572,207 during the six months ended June 30, 1999 as a result of the impairment review of the retained interests in securitizations.

     Prior to the Dynex Funding Agreement, at the time a securitization closed, the Company's securitization subsidiary was required to fund a cash reserve account within the trust to provide additional credit support for the senior investor securities. Additionally, depending on the structure of the securitization, a portion of the future excess spread cash flows from the trust is required to be deposited in the cash reserve account to increase the initial deposit to a specified level. A portion of excess spread cash flows will increase such reserves until they reach a target reserve level (initially 6%) of the outstanding balance of the senior investor securities. The trust receivables are ultimately payable to the Company as owner of retained interests and are included in the estimated cash flow of such retained interests. (i.e., the "cash out" method).
                                    -- 17 --

The following amounts are included in retained interests in securitizations as of:

                                            December 31, 1998   June 30, 1999
                                            ------------------  --------------
Trust receivable . . . . . . . . . . . . .  $        2,236,362  $      985,321
Class B notes receivable . . . . . . . . .           4,586,908       3,419,684
Interest only strip receivable . . . . . .           7,050,081       5,436,442
Total retained interest in securitizations  $       13,873,351  $    9,841,447
                                            ==================  ==============

         Trading . . . . . . . . . . . . .  $        4,586,908  $    3,419,684
         Available for sale. . . . . . . .  $        9,286,443  $    6,421,763



Notes  Payable  and  Non-Recourse  Debt




     The  following  amounts  are  included  in  notes  payable  and  non-recourse debt as of:


                                                                    December 31,    June 30,
                                                                        1998          1999
                                                                    -------------  -----------
Non-recourse notes payable, collateralized by Class B Certificates  $   3,185,050  $ 2,017,826
Convertible Senior Notes . . . . . . . . . . . . . . . . . . . . .      3,000,000    3,000,000
Convertible Subordinated Notes, net of discount. . . . . . . . . .      7,143,627    7,227,581
Other notes payable. . . . . . . . . . . . . . . . . . . . . . . .         23,342       12,060
                                                                    -------------  -----------
                                                                    $  13,352,019  $12,257,467
                                                                    =============  ===========


DELINQUENCY  EXPERIENCE

     The  following  table  reflects  the  delinquency  experience of the Company's finance contract portfolio:
                                                    December 31, 1998     June 30, 1999
                                                    -----------------     -------------
Principal balance of finance contracts outstanding  $210,947,939          $153,197,215
Delinquent finance contracts (1):
Two payments past due. . . . . . . . . . . . . . .  $ 20,689,671   9.81%  $13,161,950   8.59%
Three payments past due. . . . . . . . . . . . . .     7,901,166   3.75%    4,082,873   2.67%
Four or more payments past due . . . . . . . . . .     5,214,162   2.47%    2,524,413   1.65%
                                                    ------------  ------  -----------  ------
Total. . . . . . . . . . . . . . . . . . . . . . .  $ 33,804,999  16.03%  $19,769,236  12.90%
                                                    ============  ======  ===========  ======
---------------------------------------------------------------------------------------------

(1)  Percentage  based  upon  outstanding balance. Delinquency balances outstanding excludes finance contracts  where the underlying vehicle is repossessed, where a dealer (seller) buyback is expected, where  a  skip  claim  is  paid  and  where  a  primary  insurance  claim  is  filed.



CREDIT  LOSS  EXPERIENCE

     If a delinquency exists and a default is deemed inevitable or the collateral is in jeopardy, and in no event later than the 90th day of delinquency, the Company's Collections Department will initiate the repossession of the financed vehicle. Bonded, insured outside repossession agencies are used to secure involuntary repossessions. In most jurisdictions, notice to the borrower of the Company's intention to sell the repossessed vehicle is required, whereupon the borrower may exercise certain rights to cure the default and redeem the automobile. Following the expiration of the legally required notice period, the repossessed vehicle is sold at a wholesale auto auction (or in limited circumstances, through dealers), usually within 60 days of the repossession. The Company closely monitors the condition of vehicles set for auction, and procures an appraisal under the relevant VSI policy prior to sale. Liquidation proceeds are applied to the borrower's outstanding obligation under the finance contract and insurance claims under the VSI policy and, if applicable, the deficiency balance is then filed.

     Because of the Company's limited operating history, its finance contract portfolio is somewhat unseasoned. This effect on the delinquency statistics can be observed in the comparison of 1999 versus 1998 delinquency percentages. Accordingly, delinquency and charge-off rates in the portfolio may not fully
                                    -- 18 --
reflect the rates that may apply when the average holding period for finance contracts in the portfolio is longer. Increases in the delinquency and/or charge-off rates in the portfolio would adversely affect the Company's ability to obtain credit or securitize its receivables.

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

     The following tables provide static pool repossession frequency analysis in dollars of the Company's portfolio from inception through June 30, 1999. All finance contracts have been segregated by quarter of acquisition. All repossessions have been segregated by the quarter in which the repossessed contract was originally acquired by the Company. Cumulative repossessions equals the ratio of repossessions as a percentage of finance contracts acquired for each segregated quarter. Annualized repossessions equals an annual equivalent of the cumulative repossession ratio for each segregated quarter. This table provides information regarding the Company's repossession experience over time. For example, recently acquired finance contracts demonstrate very few repossessions because properly underwritten finance contracts to sub-prime consumers generally do not normally default during the initial term of the contract. Between approximately one year and 18 months of seasoning, frequency of repossessions on an annualized basis appear to reach a plateau. Based on industry statistics and the performance experience of the Company's finance contract portfolio, the Company believes that finance contracts seasoned in excess of approximately 18 months will start to demonstrate declining repossession frequency. The Company believes this may be due to the fact that the borrower perceives that he or she has equity in the vehicle. The Company also believes that the finance contracts generally amortize more quickly than the collateral depreciates, and therefore losses and/or repossessions will decline over time.

                                    -- 19 --


ALL  INCLUSIVE  (3)


                                              Repossession Frequency
                                              ----------------------

                             Principal Balance at
                               Default of Failed                                    Original Principal
     Year and                      Loans by           Cumulative    Annualized          Balance of
     Quarter of Acquisition    Quarter Acquired     Percentage (1)  Percentage (2)  Contracts Acquired
-------------------------------------------------------------------------------------------------------
     1994
  1  Q3 . . . . . . . . . .  $              22,046          21.79%           4.36%  $           101,161
  2  Q4 . . . . . . . . . .                636,413          26.11%           5.50%            2,437,674
     1995
  3  Q1 . . . . . . . . . .              1,935,911          30.68%           6.82%            6,310,421
  4  Q2 . . . . . . . . . .              1,820,416          30.01%           7.06%            6,190,596
  5  Q3 . . . . . . . . . .              2,243,380          30.99%           7.75%            7,239,813
  6  Q4 . . . . . . . . . .              4,311,271          35.37%           9.43%           12,188,863
     1996
  7  Q1 . . . . . . . . . .              5,361,438          34.68%           9.91%           15,460,823
  8  Q2 . . . . . . . . . .              6,968,381          37.63%          11.58%           18,520,410
  9  Q3 . . . . . . . . . .              7,957,266          28.32%           9.44%           28,098,899
 10  Q4 . . . . . . . . . .              8,892,738          36.38%          13.23%           24,442,500
     1997
 11  Q1 . . . . . . . . . .             12,552,449          35.99%          14.40%           34,875,869
 12  Q2 . . . . . . . . . .             11,541,094          32.69%          14.53%           35,305,817
 13  Q3 . . . . . . . . . .              9,778,673          28.24%          14.12%           34,629,616
 14  Q4 . . . . . . . . . .              9,769,261          22.14%          12.65%           44,120,029
     1998
 15  Q1 . . . . . . . . . .              5,731,710          19.33%          12.89%           29,650,808
 16  Q2 . . . . . . . . . .              3,839,579          16.76%          13.41%           22,911,290
 17  Q3 . . . . . . . . . .              2,250,941           9.57%           9.57%           23,528,924
 18  Q4 . . . . . . . . . .              2,250,171           5.23%           6.98%           43,006,049
     1999
 19  Q1 . . . . . . . . . .                677,154           3.33%           6.66%           20,336,852

(1)     For  each  quarter,  cumulative  loss  frequency equals the gross principal loss divided by the gross  amount  financed  of  the  contracts  acquired  during  that  quarter.
(2)     Annualized  loss  frequency converts cumulative loss frequency into an annual equivalent (e.g., for Q4 1997, principal balance of $9,769,261 in losses divided by $44,120,029 in amount financed of the contracts  acquired,  divided  by  7  quarters  outstanding  times 4 equals an annual loss frequency of
12.65%).

(3)     Included  are  the  loans  that were repossessed, paid by customers' primary insurance, paid by skip  claim,  paid  by  dealer  and  charged  off  due  to  certain  reasons.



                                    -- 20 --


REPO  AND  SKIP  (3)

                                       Repossession Frequency
                                       ----------------------


     Year and       Principal Balance at      Cumulative      Annualized    Original Principal
     Quarter of   Default of Failed Loans   Percentage (1)  Percentage (2)      Balance of
     Acquisition    by Quarter Acquired                                     Contracts Acquired
-----------------------------------------------------------------------------------------------
     1994
  1  Q3. . . . .  $                 22,046          21.79%           4.36%  $           101,161
  2  Q4. . . . .                   628,707          25.79%           5.43%            2,437,674
     1995
  3  Q1. . . . .                 1,727,566          27.38%           6.08%            6,310,421
  4  Q2. . . . .                 1,709,949          27.62%           6.50%            6,190,596
  5  Q3. . . . .                 2,002,237          27.66%           6.91%            7,239,813
  6  Q4. . . . .                 3,904,417          32.03%           8.54%           12,188,863
     1996
  7  Q1. . . . .                 4,970,809          32.15%           9.19%           15,460,823
  8  Q2. . . . .                 6,261,014          33.81%          10.40%           18,520,410
  9  Q3. . . . .                 7,029,555          25.02%           8.34%           28,098,899
 10  Q4. . . . .                 8,012,253          32.78%          11.92%           24,442,500
     1997
 11  Q1. . . . .                11,303,310          32.41%          12.96%           34,875,869
 12  Q2. . . . .                10,515,491          29.78%          13.24%           35,305,817
 13  Q3. . . . .                 8,825,061          25.48%          12.74%           34,629,616
 14  Q4. . . . .                 8,561,356          19.40%          11.09%           44,120,029
     1998
 15  Q1. . . . .                 5,073,198          17.11%          11.41%           29,650,808
 16  Q2. . . . .                 3,404,642          14.86%          11.89%           22,911,290
 17  Q3. . . . .                 1,944,803           8.27%           8.27%           23,528,924
 18  Q4. . . . .                 1,838,142           4.27%           5.70%           43,006,049
     1999
 19  Q1. . . . .                   542,360           2.67%           5.33%           20,336,852

(1)     For  each quarter, cumulative loss frequency equals the gross principal loss divided by the  gross  amount  financed  of  the  contracts  acquired  during  that  quarter.
(2)     Annualized  loss frequency converts cumulative loss frequency into an annual equivalent
(e.g.,  for Q4 1997, principal balance of $8,561,356 in losses divided by $44,120,029 in amount financed  of the contracts acquired, divided by 7 quarters outstanding times 4 equals an annual loss  frequency  of  11.09%).
(3)     Included  are  the  loans  that  were  repossessed,  and  paid  by  skip  claim.



                                    -- 21 --

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




From August 1, 1994 (Inception) to June 30, 1999                     Loans with        Loans        All Loans
                                                                       Default        Without
                                                                      Insurance       Default
                                                                                     Insurance
                                                                    -----------   -------------   -------------
Number of finance contracts acquired                                                                    34,967
Number of vehicles repossessed . . . . . . . . . . . . . . . . . .         6,670          3,093          9,763
Repossessed units disposed of. . . . . . . . . . . . . . . . . . .         4,021          2,404          6,425
Repossessed units awaiting disposition (1) . . . . . . . . . . . .         2,649            689          3,338
Cumulative gross charge-offs . . . . . . . . . . . . . . . . . . .  $ 40,008,976   $ 24,934,329   $ 64,943,305
Costs of repossession. . . . . . . . . . . . . . . . . . . . . . .     1,859,105      1,056,317      2,915,422
Recoveries:
  Proceeds from auction, physical damage insurance and refunds (2)   (22,284,570)   (14,111,805)   (36,396,375)
  Deficiency insurance settlement received . . . . . . . . . . . .   (10,346,549)             0    (10,346,549)
                                                                    -------------  -------------  -------------
Net charge-offs. . . . . . . . . . . . . . . . . . . . . . . . . .  $  9,236,962   $ 11,878,841   $ 21,115,803
                                                                    =============  =============  =============
Net charge-offs per unit disposed. . . . . . . . . . . . . . . . .  $      2,297   $      4,941   $      3,287
Net charge-offs as a percentage of cumulative gross charge-offs. .         23.09%         47.64%         32.51%
Recoveries as a percentage of cumulative gross charge-offs . . . .         81.56%         56.60%         71.97%
                                                                    -------------  -------------  -------------

(1)  The  vehicles  may  have  been  sold at auction; however the Company might not have received all insurance proceeds  as  of  June  30,  1999.
(2)  Amounts  are based on actual liquidation and repossession proceeds (including insurance proceeds) received on  units  for  which  the  repossession  process  had  been  completed  as  of  June  30,  1999.

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

     Since early February 1999, the Company's management has been attempting to procure alternative sources of funding and other strategic alternatives, in order to mitigate the situation with Dynex. The Company is currently in discussions with several investment bankers and direct sources regarding such alternatives, which may include joint ventures, or changes in control of the Company. While management hopes that an alternative opportunity will be consummated, the Company has suspended origination of finance contracts until alternative funding sources are obtained. However, there can be no assurance that such funding will be obtained. On July 19, 1999, the Company announced that it had entered into an agreement to originate finance contracts on behalf of
                                    -- 22 --
another company. The Company expects to receive $400 per originated contract. The Company currently is finalizing the operational details of the agreement. As a consequence, the Company is reporting a loss for the second quarter of 1999 and did not pay the quarterly dividend on its Preferred Stock otherwise payable on each of March 31, 1999 and June 30, 1999. Until financing or other strategic alternatives are consummated, the Company is taking steps to reduce its personnel and operating expenses associated with origination activities. Also, parties to the Company's various securitization transactions could request that the Company surrender servicing, although management does not believe such parties have the right to terminate servicing under the respective agreements. The Company expects to continue its servicing operations. See " Revenues-Servicing Income" above.

     Management believes the Company has sufficient liquidity to meet its current obligations and continue its servicing activities through year-end. Subsequent liquidity will need to be obtained through alternative funding sources or favorable results in the Company's litigations with Dynex and Progressive.

     Cash Flows. Significant cash flows related to the Company's operating activities include the use of cash for purchases of finance contracts, and cash provided by payments on finance contracts, collections on retained interests and sales of finance contracts. Net cash used by operating activities totaled $4.6 million during the six months ended June 30, 1999. Significant activities comprising cash flows used by investing activities consisted of purchases of property, plant and equipment. There were no significant cash flows from financing activities during the six months ended June 30, 1999.

     Revolving Credit Facilities. The Company historically obtained a substantial portion of its working capital for the acquisition of finance contracts through revolving credit facilities. Under a warehouse facility, the lender generally advances amounts requested by the borrower on a periodic basis, up to an aggregate maximum credit limit for the facility, for the acquisition of finance contracts or other similar assets. Until proceeds from a securitization transaction are used to pay down outstanding advances, as principal payments are received on the finance contracts the principal amount of the advances may be paid down incrementally or reinvested in additional finance contracts on a revolving basis.

     On June 9, 1998, the Company and Dynex Capital, Inc. ("Dynex") entered into an arrangement whereby the Company obtained a commitment from Dynex to purchase all currently warehoused and future automobile finance contract acquisitions through at least May 31, 1999 (the "Funding Agreement"). The terms of the
Funding Agreement were modified on June 30, October 20, and October 28, 1998. Under the prior terms of the Funding Agreement, the Company transferred finance contracts to AutoBond Master Funding Corporation V ("Master Funding V"), a qualified unconsolidated special purpose subsidiary, and Dynex provided credit facilities in an amount equal to 104% of the unpaid principal balance of the finance contracts (the "Advance Rate"). The Company received the proceeds of such facilities. The modified terms of the Funding Agreement reduced the Advance Rate from 104% to 88% for an interim period (the "Interim Period") ending December 31, 1998. At the end of the Interim Period, the Advance Rate reverted to 104% and Dynex was to advance to Master Funding V an additional amount equal to 16% of the unpaid principal balance of finance contracts financed by Dynex during the Interim Period. This additional amount receivable from Dynex totaled $6.5 million at December 31, 1998, and was collected in January and February 1999. Advances under the Funding Agreement are evidenced by Class A Notes and Class B Notes (collectively, the "Notes") issued by Master Funding V to Dynex. The Class A Notes were issued in a principal amount equal to 94.0% of the unpaid principal balance of the finance contracts (88.0% for advances funded during the Interim Period) and bear interest at a rate equal to 190 basis points over the corporate bond equivalent yield on the three-year U.S. Treasury note on the closing date for each such advance. The Class B Notes were issued in a principal amount equal to 10.0% of the unpaid principal balance of the finance contracts (0.0% for advances funded during the Interim Period) and bear interest at a rate equal to 16% per annum. The Company retains a subordinated interest in the pooled finance contracts. Transfers of finance contracts to the qualified special purpose entity have been recognized as sales under SFAS No. 125. At June 30, 1999 advances by Dynex under the Funding Agreement totaled $169.2 million. See "Legal Proceedings.

                                    -- 23 --

     William O. Winsauer, Chief Executive Officer and Chairman of the Board of Directors of the Company (the "Board"), Adrian Katz, Chief Operating Officer, Chief Financial Officer and Vice Chairman of the Board and John S. Winsauer, Secretary and a member or the Board (collectively, the "Shareholders"), entered into a Stock Option Agreement (the "Stock Option Agreement") with Dynex Holding, Inc. ("Dynex Holding") wherein the Shareholders granted to Dynex Holding an option (the "Option") to purchase all of the shares of the Company's common stock owned by the Shareholders (approximately 85% of the Company's current outstanding common stock) at a price of $6.00 per share. The Option was exercisable in whole and not in part at anytime up to and including July 31, 1999. If the Company elected to exercise its option to extend the commitment termination date under the Funding Agreement, the expiration date of the Option would have been extended to match such commitment termination date. In the event that Dynex Holding exercised its Option, the exercise price of the Option would have been payable in shares of a newly issued series of convertible preferred stock of Dynex Capital, Inc. ("Dynex Preferred"). The number of Dynex Preferred shares to be issued would have been equal to the product of the number of shares of the Company's common stock subject to the Option and $6.00, divided by 115% of the average of the closing prices per share of the common stock of Dynex Capital, Inc. ("Dynex Common") for the ten consecutive trading days ending immediately prior to the exercise of the Option. Upon exercise of the Option, Dynex Holding would have delivered to each of the Shareholders 80% of his pro rata share of the Dynex Preferred shares, with the balance to be held by Dynex Holding subject to certain terms and conditions contained in the Option Agreement and in each Shareholder's employment agreement with Dynex. The Dynex Preferred would have paid dividends at 9% per annum and would have been convertible into shares of Dynex Common at an initial conversion rate of 1 to 1. As a result of the termination by Dynex of its obligations under the Funding Agreement, the Shareholders have terminated the Option granted under the Stock Option Agreement. See "Legal Proceedings".

     In January 1998, the Company privately placed with BancBoston Investments, Inc. ("BancBoston") $7,500,000 in aggregate principal amount of its 15% Senior Subordinated Convertible Notes due 2001 (the "Subordinated Notes"). Interest on the Subordinated Notes is payable quarterly, with the principal amount due on February 1, 2001. The Subordinated Notes are convertible at the option of the holder for up to 368,462 shares of the Company's common stock, at a conversion price of $3.30 per share, subject to adjustment under standard anti-dilution provisions. In the event of a change of control transaction, the holder of the Subordinated Notes may require the Company to repurchase the Subordinated Notes at 100% of the principal amount plus accrued interest. The Subordinated Notes are redeemable at the option of the Company on or after July 1, 1999 at redemption prices starting at 105% of the principal amount, with such premium reducing to par on and after November 1, 2000, plus accrued interest. The Subordinated Notes were issued pursuant to an Indenture, dated as of January 30, 1998 (the "Indenture") between the Company and BankBoston, N.A., as agent. The Indenture contains certain restrictive covenants including (i) a consolidated leveraged ratio not to exceed 2 to 1 (excluding non-recourse warehouse debt and securitization debt), (ii) limitations on payments such as dividends (but excluding, so long as no event of default has occurred under the Indenture, dividends or distributions on the Preferred Stock of the Company), (iii) limitations on sales of assets other than in the ordinary course of business and
(iv) certain financial covenants, including a minimum consolidated net worth of $12 million (plus proceeds from equity offerings), a minimum ratio of EBITDA to interest of 1.5 to 1, and a maximum cumulative repossession ratio of 27%. Events of default under the Indenture include failure to pay, breach of covenants, cross-defaults in excess of $1 million or material breach of representations or covenants under the purchase agreement with BancBoston. Net proceeds from the sale of the Subordinated Notes were used to pay short-term liabilities, with the remainder available to provide for the repayment of the Company's 18% Convertible Secured Notes and for working capital. The Company capitalized debt issuance costs of $594,688, and recorded a discount of $507,763 on the debt representing the value of warrants issued in connection therewith. The debt issuance cost and discount is being amortized as interest expense on the interest method through February 2001.

     At June 30, 1999 the Company did not meet certain of its financial covenants on the Subordinated Notes, which constitutes an event of default on the Subordinated Notes. The ability of the Company to meet such covenants is dependent upon future earnings. The Company has made all payments due on its Subordinated Notes and expects to continue to meet such obligations. The Subordinated Notes have not been formally accelerated by BancBoston; however if such acceleration were made, BancBoston could declare such amounts immediately due.

                                    -- 24 --

     On June 9, 1998, the Company sold to Dynex at par $3 million of its 12% Convertible Senior Notes due 2003 (the "Senior Notes"). Interest on the Senior Notes is payable quarterly in arrears, with the principal amount due on June 9, 2003. The Senior Notes were convertible at the option of Dynex on or before May 31, 1999 into shares of the Company's common stock at a conversion price of $6.00 per share. Demand and "piggyback" registration rights with respect to the underlying shares of common stock were granted. Dynex claims that the Senior Notes are now in default due, among other things, to the impairment of the Stock Option, an assertion which the Company disputes. To date, the Company has made all interest payments due on the Senior Notes.

     Securitization Program. In its securitization transactions through the end of 1996, the Company sold pools of finance contracts to a special purpose subsidiary, which then assigned the finance contracts to a trust in exchange for cash and certain retained beneficial interests in future excess spread cash flows. The trust issued two classes of fixed income investor certificates:
"Class A Certificates" which were sold to investors, generally at par with a fixed coupon, and subordinated excess spread certificates ("Class B Certificates"), representing a senior interest in excess spread cash flows from the finance contracts, which were typically retained by the Company's securitization subsidiary and which collateralize borrowings on a non-recourse basis. The Company also funded a cash reserve account that provides credit support to the Class A Certificates. The Company's securitization subsidiaries also retained a "Transferor's Interest" in the contracts that is subordinate to the interest of the senior certificate holders.

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

     On May 19, 1998, Moody's announced that the ratings on the senior securities issued in the Company's term securitization were reduced to Bal (B2 for the 1997-B and 1997-C transactions), expressing concerns including (i) the alleged non-adherence to the transaction documents with regard to charge-off policy and the calculation of delinquency and loss triggers, (ii) the Company's procedures for allocating prepaid insurance among the trusts, (iii) instances of the Company waiving fees and making cash contributions to the transactions to enhance their performance, and (iv) "instances of commingled collections." While the Company was not requested by Moody's to provide legal guidance as to whether or not these factors would as a matter of law "increase the uncertainty" with respect to the transactions, the Company does note the following: (i) with
                                    -- 25 --
the transfer of servicing from LSE now completed, the Company believes that it is servicing in accordance with the documentation; (ii) the transaction documents did not contemplate the allocation of prepaid insurance claims, a phenomenon brought about by the Company's prevailing upon Interstate to speed up the payment of claims for the benefit of the trusts in a manner the Company believes is fair to the trusts; (iii) the transaction documents do not prohibit fee waivers and explicitly permit the Company to make voluntary capital contributions to the trusts; and (iv) at the insistence of the former servicer, collections have always been directed to omnibus lockboxes in the name of, and under the control of, the former servicer and the transaction trustees and, the trustee is holding cash that is to be paid to certificate holders upon reconciliation instructions from LSE.

     The Company has engaged counsel who is presently performing the deal-by-deal analysis of the structural and legal integrity of these transactions to resolve the concerns raised by Moody's. In the meantime, the Company has been notified by the trustees on certain of the securitizations that the action of Moody's and the alleged causes constituted events of servicer termination under such transactions. The trustees have threatened to remove the Company as servicer on certain transactions, and have withheld servicing fees due to the Company. Since the Company is of the view that no events of servicing termination have occurred and that the transactions documents did not intend for servicing compensation to the Company to be cut off where the cause of an event of default is due to the actions of Progressive and LSE (the former servicer), the Company is seeking to resolve those issues to the satisfaction of all parties.


     In June 1999, Moody's reaffirmed its ratings on the senior certificates in the Company's outstanding rated securitizations as follows:


                       SECURITY                            RATING
------------------------------------------------------     ------

26,261,009  7.23% Class A Certificates, Series 1995-A       B3

16,563,366  7.15% Class A Certificates, Series 1996-A       Caa2
17,832,885  7.73% Class A Certificates, Series 1996-B       Caa2
22,296,719  7.45% Class A Certificates, Series 1996-C       Caa2
25,000,000  7.37% Class A Certificates, Series 1996-D       Caa2

25,794,194  7.78% Class A Certificates, Series 1997-A       B3



     Whole Loan Sales On July 16, 1999, the Company sold 490 loans with a principal balance of $5,960,346 to Crescent Bank at 84% of the outstanding principal balance. Such loans were written down to market value prior to June 30, 1999 by a charge to other operating expenses. The purchase price was $5,006,690. The Company received proceeds of $4,756,623 after deducting a 1% commission of $50,067 and a $200,000 deposit to be withheld for 60 days.

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

                                    -- 26 --

     Because the Company is not in compliance with certain of the financial covenants relating to its Subordinated Notes, the Company did not pay the quarterly dividend on its Preferred Stock otherwise payable on each of March 31, 1999 and June 30, 1999. Because dividends on the Preferred Stock are in arrears for two quarterly dividend periods, holders of the Preferred Stock have exercised their right to call a special meeting of the Preferred Stock holders for the purpose of electing two additional directors to serve on the Company's Board until such dividend arrearage is eliminated. Such meeting is currently scheduled for October 1, 1999. In addition, certain changes that could materially affect the holders of Preferred Stock, such as a merger of the Company, cannot be made without the affirmative vote of the holders of two-thirds of the shares of Preferred Stock, voting as a separate class. The Preferred Stock ranks senior to the Common Stock with respect to the payment of dividends and amounts upon liquidation, dissolution or winding up.

     On May 20, 1998, the Company and Promethean Investment Group, L.L.C. ("Promethean") entered into a common stock investment agreement (the "Investment Agreement") and related registration rights agreement whereby Promethean agreed to purchase from the Company, on the terms and conditions outlined below, up to $20 million (subject to increase up to $25 million at Promethean's option) of the Company's common stock. The Company must deliver a preliminary notice of its intention to require Promethean to purchase its common shares at least ten but not more than thirty days prior to the Company's delivery of its final notice. The Company may deliver such final notice only if (i) the dollar volume-weighted price of its common stock reported on the business day of such final notice is at least $3.25 per share, (ii) at all times during the period beginning on the date of delivery of the preliminary notice and ending on and including the closing date (a) a registration statement covering the resale of no less than 150% of the shares to be sold to Promethean under the Investment Agreement has been declared and remains effective and (b) shares of the Company's common stock are at such time listed on a major national securities exchange, and (iii) the Company has not delivered another final notice to Promethean during the preceding twenty-five business days preceding delivery of such final notice. Following receipt of a final notice, Promethean's purchase obligation will equal the lowest of: (i) the amount indicated in such final notice, (ii) $5,000,000 and (iii) 20% of the aggregate of the daily trading dollar volume on the twenty consecutive business days following delivery of the put notice. Promethean may, in its sole discretion, increase the amount purchasable in the preceding sentence by 125%. Promethean must conclude all required purchases of common shares within twenty-five business days of receipt of the final notice. The purchase price for the Company's shares will be equal to 95% of the lowest daily dollar volume-weighted average price during the six consecutive trading days ending on and including the date of determination. Promethean's obligation to purchase shares under the Investment Agreement shall end either upon the mutual consent of the parties or automatically upon the earliest of the date (i) on which total purchases by Promethean under the Investment Agreement total $20,000,000, (ii) which is two years after the effective date of the registration statement relating to the common stock covered by the Investment Agreement, or (iii) which is twenty-seven months from the date of the Investment Agreement. In consideration of Promethean's obligations under the Investment Agreement, the Company paid $527,915 in cash on August 19, 1998, which was treated as an investment in a common stock agreement.

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

          Because the Company is not currently originating or selling loans and the Company's finance contracts and borrowing are fixed rate instruments, the Company does not believe that inflation and changing prices has a material effect on its financial condition or results of operations.

                                    -- 27 --

IMPACT  OF  NEW  ACCOUNTING  PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and that it measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) is dependent upon the intended use of the derivative and the resulting designation. SFAS No. 133 generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecast transaction. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, as amended, although earlier application is encouraged. The Company plans to comply with the provisions of SFAS No. 133 upon its initial use of derivative instruments. As of June 30, 1999, no such instruments were being utilized by the Company. The Company does not believe the implementation of SFAS No. 133 will have a material effect on its consolidated financial statements.


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

     As a specialty consumer finance company, the Company substantially depends on its computer systems and proprietary software applications in underwriting, acquiring, servicing and securitizing finance contracts. As a result of initiatives undertaken in the development of its proprietary software systems, all of the Company's systems and software applications have been designed around a 'pivot' year, which effectively renders the transition to the year 2000 as innocuous as any year change. The efficacy of certain of the Company's systems and software applications in handling Year 2000 issues has been demonstrated repeatedly in the system's ability to calculate payments streams accurately on finance contracts with maturity dates that extend beyond December 31, 1999. Based on its review of the likely impact of the Year 2000 on its business, the Company believes that it is working constructively toward making its critical and operational applications Year 2000 compliant.

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

                                    -- 28 --

QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest and currency exchange rates and in equity and commodity prices. Market risk is inherent to both derivative and non-derivative financial instruments. The Company's market risk management procedures include all market risk sensitive financial instruments. The Company has no derivative financial instruments, exposure to currency exchange rates or commodity prices.

     All of the Company's debt is fixed rate and the Company's earnings and cash flows from retained interests in securitization and finance contracts, which are at fixed rates, are not impacted by changes in market interest rates. The Company manages market risk by striving to balance its finance contract origination activities with its ability to sell such contracts in a short period of time. Changes in the market value of its finance contracts and retained interests may increase or decrease due to pre-payments and defaults influenced by changes in market conditions and the borrowers' financial condition.

RISKS  ASSOCIATED  WITH  FORWARD  LOOKING  STATEMENTS

     The statements contained in this document that are not historical facts are forward looking statements. Actual results may differ from those projected in the forward looking statements. These forward looking statements involve risks and uncertainties, including but not limited to the following risks and uncertainties: changes in the performance of the financial markets, in the demand for and market acceptance of the Company's loan products, and in general economic conditions, including interest rates, the presence of competitors with greater financial resources and the impact of competitive products and pricing; the effect of the Company's policies; and the continued availability to the Company of adequate funding sources. Investors are also directed to other risks discussed in documents filed by the Company with the SEC.

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

     On February 8, 1999, the Company, AutoBond Master Funding Corporation V, a wholly-owned subsidiary of the Company ("Master Funding V"), William O. Winsauer, the Chairman and Chief Executive Officer of the Company, John S. Winsauer, a Director and the Secretary of the Company, and Adrian Katz, the Vice-Chairman, Chief Financial Officer and Chief Operating Officer of the Company (collectively, the "Plaintiffs") commenced an action in the District Court of Travis County, Texas (250th Judicial District) against Dynex and James Dolph (collectively, the "Defendants"). This action is hereinafter referred to as the "Texas Action". The Company and the other Plaintiffs assert in the Texas Action that Dynex breached the terms of the Funding Agreement. Such breaches include delays and shortfalls in funding the advances required under the Funding Agreement and ultimately the refusal by Dynex to fund any further advances under the Funding Agreement. Plaintiffs also allege that Dynex and Mr. Dolph conspired to misrepresent and mischaracterize the Company's credit underwriting criteria and its compliance with such criteria with the intention of interfering with and causing actual damage to the Company's business, prospective business and contracts. The Plaintiffs assert that Dynex' funding delays and ultimate breach of the Funding Agreement were intended to force the Plaintiffs to renegotiate the terms of their various agreements with Dynex and related entities. Specifically, the Plaintiffs assert that Dynex intended to force the Company to accept something less than Dynex' full performance of its obligations under the Funding Agreement. Further, Dynex intended to force the controlling shareholders of the Company to agree to sell their stock in the Company to Dynex or an affiliate at a share price substantially lower than the $6.00 per share price specified in the Stock Option Agreement, dated as of June 9, 1998, by and among Messrs. William O. Winsauer, John S. Winsauer and Adrian Katz (collectively, the "Shareholders") and Dynex Holding, Inc. Plaintiffs in the Texas Action request declaratory judgement that (i) Dynex has breached and is in breach of its various agreements and contracts with the Plaintiffs, (ii)
Plaintiffs have not and are not in breach of their various agreements and contracts with Defendants, (iii) neither the Company nor Master Funding V has substantially or materially violated or breached any representation or warranty made to Dynex, including but not limited to the representation and warranty that all or substantially all finance contracts funded or to be funded by Dynex comply in full with, and have been acquired by the Company in accordance with, the Company's customary underwriting guidelines and procedures; and (iv) Dynex is obligated to fund the Company in a prompt and timely manner as required by the parties' various agreements. In addition to actual, punitive and exemplary damages. The Texas Action has been set for trial in December 1999. Dynex' motion to dismiss the Texas Action was denied by the court.

     On March 1, 1999, the Company and the other Plaintiffs filed an application in the Texas Action for a temporary injunction joining Dynex (i) from continuing to suspend or withhold funding pursuant to the Funding Agreement, (ii) from removing or attempting to remove the Company as servicer, and (iii) from making any further false or defamatory public statements regarding the Plaintiffs. A hearing was held on the Company's application during the week of August 2, 1999. The court has denied the Company's application on points (i) and (iii) and has taken point (ii) under advisement, along with Dynex' request that a temporary injunction be granted removing the Company as servicer. The court has indicated that it will announce its ruling on August 30, 1999.

     On February 9, 1999, Dynex commenced an action against the Company in the United States District Court for the Eastern District of Virginia (Richmond District) (the "Virginia Action") seeking declaratory relief that Dynex is (i) not obligated to advance funds to Master Funding V under the Funding Agreement because the conditions to funding set forth in the Funding Agreement have not been met, and (ii) entitled to access to all books, records and other documents of Master Funding V, including all finance contract files. Specifically, Dynex alleges that as a result of a partial inspection of certain finance contract files by Mr. Dolph and Virgil Baker & Associates in January 1999, Dynex concluded that a significant number of such contracts contained material deviations from the applicable credit criteria and procedures, an apparent
                                    -- 30 --
breach of the Funding Agreement. Dynex also alleges that on February 8, 1999, the Company refused to permit Mr. Dolph and representatives from Dynex access to the books, records and finance contract files of the Company. Dynex concludes that as a result of such alleged breaches, it is not obligated to provide advances under the Funding Agreement. Dynex also seeks to recover damages resulting from the Company's alleged breach of the parties' various agreements, which alleged breach the Company vigorously denies. The Company, Messrs. William O. Winsauer, John S. Winsauer and Adrian Katz filed a responsive pleading on March 25, 1999. The Virginia Action (including the matters transferred in the New York Action (discussed below)), by a judge's order dated May 19, 1999, was transferred to Texas federal court.

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

     In March 1998, after Progressive Northern Insurance ("Progressive") purported to cancel the VSI and deficiency balance insurance policies issued in favor of the Company (collectively, the "Policies"), the Company sued Progressive, its affiliate, United Financial Casualty Co., and their agent in Texas, Technical Risks, Inc., in the District Court of Harris County, Texas. The action seeks declaratory relief confirming the Company's interpretation of the Policies as well as claims for damages based upon breach of contract, bad faith and fraud. The Company has received the defendants' answers, denying the Company's claims, and discovery is proceeding. Progressive stopped paying claims during the second quarter of 1998. As a result of the attempt by Progressive to cancel its obligations and its refusal to honor claims after March 1998, the Company has suffered a variety of damages, including impairment of its retained interests in securitizations. The Company is vigorously contesting the legitimacy of Progressive's actions through litigation. Although a favorable outcome cannot be assured, success in the litigation could restore at least some of the value of the Company's interests in such securitizations. Conversely, if the court were to uphold Progressive's position, further impairment of the Company's interests could occur, resulting in an adverse effect on the Company's results of operations. This matter is currently set for trial during the two-week period beginning September 20, 1999.

     Also in March 1998, the Company commenced an action in Travis County, Texas, against Loan Servicing Enterprise ("LSE"), alleging LSE's contractual breach of its servicing obligations on a continuing basis. LSE has commenced an action against the Company in Texas state court seeking recovery from the Company of putative termination fees in connection with termination of LSE as servicer. The Company expects the two actions to be consolidated. If the Company prevails against LSE, some of the value of the Company's retained interests in securitizations could be restored. Both suits have been voluntarily suspended pursuant to an agreement negotiated by the parties.

     The Company's carrier for the credit deficiency insurance obtained through 1996, Interstate Fire & Casualty Co. ("Interstate") determined in late 1996 to no longer offer such coverage to the auto finance industry, including the Company. In connection with Interstate's attempt to no longer offer credit deficiency coverage for contracts originated after December 1996, the Company commenced an action in the United States District Court for the Western District of Texas, Austin Division, seeking a declaratory judgment that (i) the Company was entitled to 180 days' prior notice of cancellation and (ii) Interstate was not entitled to raise premiums on finance contracts for which coverage was obtained prior to the effectiveness of such cancellation, as well as seeking damages for Interstate's alleged deficiencies in paying claims. Prior to receiving the Company's complaint in the Texas action, Interstate commenced a similar action for declaratory relief in the United States Court for the Northern District of Illinois. Both suits have been voluntarily dismissed, and Interstate and the Company have to date acted on the basis of a cancellation date of May 12, 1997 (i.e., no finance contracts presented after that date will be eligible for credit deficiency coverage by Interstate, although all existing contracts for which coverage was obtained will continue to have the benefits of such coverage), no additional premiums having been demanded or paid, and the
                                    -- 31 --
claims-paying process having been streamlined. In particular, in order to speed the claims-paying process, Interstate has paid lump sums to the Company as an estimate of claims payable prior to completion of processing. Pending the Company's determination of the appropriate beneficiary for such claims payments, the Company has deposited and will continue to deposit such funds into a segregated account.

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

     On March 31, 1999, a suit naming the Company and William O. Winsauer, Adrian Katz and John S. Winsauer (in their capacities as controlling shareholders of the Company) as defendants (the "Defendants") was filed in the United States District Court for the Western District of Texas (Austin Division) by Bruce Willis (the "Plaintiff"), a holder of the Company's Preferred Stock. The suit alleges, among other things, that the Defendants violated Section 10(b) of the Securities and Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) in failing to disclose adequately and in causing misstatements concerning the nature and condition of the Company's financing sources. The suit also alleges that such actions constituted statutory fraud under the Texas Business Corporation Act, common law fraud and negligent misrepresentation. The Plaintiff seeks class action certification. The Plaintiff also seeks, among other things, actual, special, consequential, and exemplary damages in an unspecified sum, as well as costs and expenses incurred in connection with pursuing the action against the Company. The Company believes that it has consistently and accurately informed the public of its business and operations, including the viability of its funding sources, and, as a consequence believes the suit to be without merit and intends to vigorously defend against this action.

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     At June 30, 1999 the Company did not meet certain of its financial covenants, which failure constitutes an event of default on the Subordinated Notes. The ability of the company to meet such covenants is dependent upon future earnings. To date, the Company has made all payments due on its Subordinated Notes. BancBoston has not formally accelerated the Subordinated Notes, however if such acceleration were made, BancBoston could declare such amounts immediately due.

     Dynex has purportedly accelerated all amounts due under the Senior Note Agreement dated June 9, 1998, by and between Dynex and the Company. The Company disputes such purported acceleration.

      Because dividends on the Preferred Stock are in arrears for two quarterly dividend periods, holders of the Preferred Stock have exercised their right to call a special meeting of the Preferred Stock holders for the purpose of electing two additional directors to serve on the Company's Board of Directors until such dividend arrearage is eliminated. Such meeting is currently scheduled for October 1, 1999. In addition, certain changes that could materially affect the holders of Preferred Stock, such as a merger of the Company, cannot be made without the affirmative vote of the holders of two-thirds of the shares of Preferred Stock, voting as a separate class. The Preferred Stock ranks senior to the Common Stock with respect to the payment of dividends and amounts upon liquidation, dissolution or winding up.


                                    -- 32 --

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     The Company's annual meeting of shareholders was held on May 11, 1999 at the Company's headquarters in Austin, Texas. At the meeting, William O. Winsauer, Adrian Katz, John S. Winsauer, Thomas I. Blinten, Stuart A. Jones and Robert Shuey III each were elected to additional one-year terms as directors of the Company. In addition, the annual appointment of Deloitte and Touche, LLP as the Company independent public accountants was ratified

     A total of 5,530,750 shares (representing a quorum of 84% of the Company's outstanding common stock) were voted at the meeting. 5,527,200 shares voted "FOR" and 3,500 shares voted "AGAINST" the election of each William O. Winsauer, Adrian Katz, John S. Winsauer, Thomas I. Blinten, and Robert Shuey III. 5,529,700 shares voted "FOR" the election of Stuart A. Jones while 3,500 shares voted "AGAINST" and 2,500 shares were withheld. 5,528,400 shares voted "FOR" the ratification of the independent public accountants, 850 shares voted "AGAINST" such ratification and 1,500 shares were withheld

     On July 13, 1999, the Company's Board of Directors approved an amendment to the Company's by-laws, increasing the maximum number of directors to nine, in order to accommodate the right of the holders of the Company's Preferred Stock to designate two additional directors, for so long as two quarterly dividend payments on such Preferred Stock remain unpaid. As of June 30, 1999, the Company had not paid quarterly dividends due on each of March 31, 1999 and June 30, 1999.


ITEM  5.  OTHER  INFORMATION

     On August 10, 1999, the Company received notice from NASDAQ-AMEX that the Company may have fallen below certain of the AMEX' continued listing guidelines. As a result, AMEX is reviewing the Company's listing eligibility.

                                    -- 33 --

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K



(A)     EXHIBITS


                                EXHIBIT NO.     DESCRIPTION OF EXHIBIT
                                -----------     ----------------------


  3.1 (1)  Restated Articles of Incorporation of the Company
  3.2 (1)  Amended and Restated Bylaws of the Company
  4.1 (1)  Specimen Common Stock Certificate
 10.1 (1)  Amended and Restated Loan Origination, Sale and Contribution Agreement dated as of
           December 15, 1995 by and between the Company and AutoBond Funding Corporation I
 10.2 (1)  Security Agreement dated as of May 21, 1996 among AutoBond Funding Corporation II, the Company and Norwest Bank Minnesota, National Association
 10.3 (1)  Credit Agreement and Side Agreement, dated as of May 21, 1996 among AutoBond
           Funding Corporation II, the Company and Peoples Life Insurance Company
 10.4 (1)  Servicing  Agreement dated as of May 21, 1996 among AutoBond Funding Corporation II,
           CSC Logic/MSA L.L.P., doing business  as "Loan  Servicing  Enterprise", the Company and Norwest Bank Minnesota, National Association
 10.5 (1)  Loan Acquisition Sale and Contribution Agreement dated as of May 21, 1996 by and between the Company and AutoBond Funding Corporation II
 10.6 (1)  Second Amended and Restated Secured Revolving Credit Agreement dated as of July 31,
           1995 between Sentry Financial Corporation and the Company
 10.7 (1)  Management Administration and Services Agreement dated as of January 1, 1996 between the Company and AutoBond, Inc.
 10.8 (1)  Employment Agreement dated November 15, 1995 between Adrian Katz and the Company
 10.9 (1)  Employment Agreement effective as of May 1, 1996 between William O. Winsauer and the
           Company
10.10 (1)  Vendor's Comprehensive Single Interest Insurance Policy and Endorsements, issued by
           Interstate Fire & Casualty Company
10.11 (1)  Warrant to Purchase Common Stock of the Company dated March 12, 1996
10.12 (1)  Employee Stock Option Plan
10.13 (1)  Dealer Agreement dated November 9, 1994, between the Company and Charlie Thomas
           Ford, Inc.
10.14 (1)  Automobile Loan Sale Agreement, dated as of September 30, 1996, among the Company,
           First Fidelity Acceptance Corp., and Greenwich Capital Financial Products, Inc.
10.15 (2)  Servicing Agreement, dated as of January 29, 1997, between CSC LOGIC/MSA L.L.P., doing business as "Loan Servicing Enterprise" and the Company
10.16 (2)  Credit Agreement, dated as of February 1, 1997, among AutoBond Funding Corporation II, the Company and Daiwa Finance Corporation
10.17 (2)  Security Agreement, dated as of February 1, 1997, by and among AutoBond Funding
           Corporation II, the Company and Norwest Bank Minnesota, National Association
10.18 (2)  Automobile Loan Sale Agreement, dated as of March 19, 1997, by and between Credit
           Suisse First Boston Mortgage Capital L.L.C., a Delaware limited liability company, and the
           Company
10.19 (3)  Automobile Loan Sale Agreement, dated as of March 26, 1997, by and between Credit
           Suisse First Boston Mortgage Capital L.L.C., a Delaware limited liability company, and the
           Company
10.20 (4)  Credit Agreement, dated as of June 30, 1997, by and among AutoBond Master Funding
           Corporation, the Company and Daiwa Finance Corporation
10.21 (4)  Amended and Restated Trust Indenture, dated as of June 30, 1997, among AutoBond
           Master Funding Corporation, the Company and Norwest Bank
           Minnesota, National Association.
10.22 (4)  Securities Purchase Agreement, dated as of June 30, 1997, by and among the Company,
           Lion Capital Partners, L.P. and Infinity Emerging Opportunities Limited.
10.23 (6)  Credit Agreement, dated as of December 31, 1997, by and among AutoBond Master Funding
           Corporation II, the Company and Credit Suisse First Boston Mortgage Capital  L.L.P
10.24 (6)  Trust Indenture, dated as of December 31, 1997, among AutoBond Master Funding
           Corporation II, the Company and Manufacturers and Traders Trust Company
10.25 (6)  Receivables Purchase Agreement, dated as of December 31, 1997, between Credit Suisse
           First Boston Mortgage Capital L.L.P and the Company
10.26 (6)  Servicing Agreement, dated as of December 31, 1997, among the Company, AutoBond
           Master Funding Corporation II and Manufacturers and Traders Trust Company
10.27 (6)  Indenture and Note, dated January 30, 1998, between the Company and BankBoston, N.A.
10.28 (6)  Warrant, dated January 30, 1998, issued to BancBoston Investments, Inc.
10.29 (6)  Purchase Agreement, dated January 30, 1998, between the Company and BancBoston
           Investments, Inc.
10.30 (5)  Warrant, dated February 2, 1998, issued to Dresner Investments Services, Inc.
10.31 (5)  Warrant Agreement, dated February 2, 1998, issued to Tejas Securities Group, Inc.
10.32 (5)  Consulting and Employment Agreement, dated as of January 1, 1998 between Manuel A.
           Gonzalez and the Company
10.33 (5)  Severance Agreement, dated as of February 1, 1998 between Manuel A. Gonzalez and the
           Company
10.34 (7)  1998 Stock Option Plan
10.35 (7)  Third Amendment to the Secured Revolving Credit Agreement dated May 5, 1998 between
           Sentry Financial Corporation and the Company
10.36 (7)  Warrant, dated March 31, 1998, issued to Infinity Investors Limited
10.37 (7)  Credit Agreement, dated as of June 9, 1998, by and among AutoBond Master Funding
           Corporation V, the Company, and Dynex Capital, Inc.
10.38 (8)  Servicing Agreement, dated as of June 9, 1998, by and among AutoBond Master Funding
           Corporation V, the Company, and Dynex Capital, Inc.
10.39 (8)  Trust Indenture, dated as of June 9, 1998, by and among AutoBond Master Funding
           Corporation V, the Company and Dynex Capital, Inc.
10.40 (9)  Letter Agreement, dated June 30, 1998 by and between the Company and Dynex Capital,
           Inc.
10.41 (9)  Letter Agreement dated October 20, 1998 by and between the Company and Dynex Capital,
           Inc.
10.42 (9)  Letter Agreement dated October 28, 1998 by and between the Company, Dynex Holding,
           Inc., and Dynex Capital, Inc.
 21.1 (4)  Subsidiaries of the Company
 21.2 (6)  Additional Subsidiaries of the Company
21.3 (10)  Additional Subsidiaries of the Company
    27.1   Financial Data Schedule
---------

1  Incorporated  by  reference  to the Company's Registration Statement on Form S-1 (Registration No.
333-05359).
2  Incorporated  by  reference  to  the  Company's 1996 annual report on Form 10-K for the year ended
December  31,  1996.
3  Incorporated  by  reference  to  the Company's quarterly report on Form 10-Q for the quarter ended
March  31,  1997.
4 Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended June
30,  1997.
5  Incorporated  by  reference  to  the  Company's 1997 annual report on Form 10-K for the year ended
December  31,  1997.
6  Incorporated  by reference from the Company's Registration Statement on Form S-1 (Registration No.
333-41257).
7  Incorporated  by  reference  to  the Company's quarterly report on Form 10-Q for the quarter ended
March  31,  1998.
8  Incorporated  by  reference  to  the  Company's  report  on  Form  8-K  filed  on  June  24, 1998.
9  Incorporated  by  reference  to  the Company's quarterly report on form 10-Q for the quarter ended
September  30,  1998.
10  Incorporated  by  reference  to  the Company's 1998 annual report on Form 10-K for the year ended
December  31,  1998.
-----------------------------------------------------------------------------------------------------

                                    -- 34 --

(B) Reports  of  Form  8-K

     None.

                                    -- 35 --

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 16, 1999.


                         AUTOBOND ACCEPTANCE CORPORATION
                         -------------------------------


                                          BY:__/S/ WILLIAM O. WINSAUER__________
                                            ------------------------------------

                                      WILLIAM O. WINSAUER, CHAIRMAN OF THE BOARD
                                                     AND CHIEF EXECUTIVE OFFICER

                                    BY:__/S/ ADRIAN KATZ           _____________
                                      ------------------------------------------

                                        ADRIAN KATZ, VICE CHAIRMAN OF THE BOARD,
                                                     CHIEF OPERATING OFFICER AND
                                                         CHIEF FINANCIAL OFFICER

                                    -- 36 --