Form 10-Q
period 1999-09-30
AUTOBOND ACCEPTANCE CORP
filed 1999-11-12
CIK 1014747

-- 0 --

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

Yes  ___X___    No  _____

As of November 15, 1999, there were 6,531,311 shares of the registrant's Common Stock, no par value, outstanding.

                                    -- i --


TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
Item 1.  Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
Item 2.  Management's Discussion And Analysis Of Financial Condition And Results Of Operations  11
PART II.  OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27
Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  27
Item 2.  Changes in Securities and use of Proceeds . . . . . . . . . . . . . . . . . . . . . .  30
Item 3.  Defaults UPON SENIOR SECURITIES . . . . . . . . . . . . . . . . . . . . . . . . . . .  30
Item 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . . . . . . . . . .  30
Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  30
Item 6.  Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . .  31
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33
EXHIBIT 27.1 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  34



                                    -- ii --

                                   PART I - FINANCIAL INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS

                       AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,    SEPTEMBER 30,
                                                                       1998             1999
                                                              --------------  ---------------
    (UNAUDITED)
ASSETS
------------------------------------------------------------

Cash and cash equivalents. . . . . . . . . . . . . . . . . .  $   5,170,969   $    1,102,317
Receivable from Dynex Capital, Inc.. . . . . . . . . . . . .      6,573,107                -
Finance contracts held for sale, net . . . . . . . . . . . .        867,070          318,240
Collateral acquired, net . . . . . . . . . . . . . . . . . .         70,957           88,053
Retained interest in securitizations - Trading . . . . . . .      4,586,908        2,684,151
Retained interest in securitizations - Available for Sale. .      9,286,443        4,321,271
Debt issuance costs. . . . . . . . . . . . . . . . . . . . .        729,206          461,328
Due from affiliates. . . . . . . . . . . . . . . . . . . . .        396,015          204,325
Property, plant, and equipment, net. . . . . . . . . . . . .      1,187,421          981,578
Other assets . . . . . . . . . . . . . . . . . . . . . . . .      1,463,046        1,326,775
                                                              --------------  ---------------
     Total assets. . . . . . . . . . . . . . . . . . . . . .  $  30,331,142   $   11,488,038
                                                              ==============  ===============


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------

Liabilities:
  Notes Payable. . . . . . . . . . . . . . . . . . . . . . .  $  10,166,969   $   10,276,133
  Non-recourse debt. . . . . . . . . . . . . . . . . . . . .      3,185,050        1,282,293
  Payables and accrued liabilities . . . . . . . . . . . . .      1,324,951          776,292
  Deferred income taxes. . . . . . . . . . . . . . . . . . .        101,800                -
                                                              --------------  ---------------
     Total liabilities . . . . . . . . . . . . . . . . . . .  $  14,778,770   $   12,334,718
                                                              --------------  ---------------

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized;.  $  10,856,000   $   10,856,000
1,125,000 shares of 15% Series A cumulative preferred
stock, $10 liquidation preference, issued and outstanding,
(Dividends in arrears of $1,265,625)
Common stock, no par value; 25,000,000 shares authorized;. .          1,000            1,000
6,531,311 shares issued and outstanding
Capital in excess of stated capital. . . . . . . . . . . . .      8,291,481        8,291,481
Due from shareholders. . . . . . . . . . . . . . . . . . . .        (10,592)         (10,592)
(Accumulated deficit). . . . . . . . . . . . . . . . . . . .     (3,057,602)     (19,456,654)
Investment in common stock agreement . . . . . . . . . . . .       (527,915)        (527,915)
                                                              --------------  ---------------
     Total shareholders' equity. . . . . . . . . . . . . . .  $  15,552,372   $     (846,680)
                                                              --------------  ---------------
          Total liabilities and shareholders' equity . . . .  $  30,331,142   $   11,488,038
                                                              ==============  ===============


    The accompanying notes are an integral part of the consolidated financial statements.


                                    -- 1 --



                                 AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                                   (UNAUDITED)


                                                              THREE MONTHS ENDED         NINE MONTHS ENDED
                                                                 SEPTEMBER 30,             SEPTEMBER 30,
                                                         ------------  ------------  -------------  -------------
                                                             1998          1999          1998           1999
                                                         ------------  ------------  -------------  -------------

Revenues:
  Interest income . . . . . . . . . . . . . . . . . . .  $   468,726   $   414,552   $  2,134,509   $  1,494,929
  Gain on sale of finance contracts . . . . . . . . . .    3,456,303       (50,066)    10,093,123      1,704,219
  Servicing income. . . . . . . . . . . . . . . . . . .      798,368       802,473      2,116,310      2,787,613
  Other income. . . . . . . . . . . . . . . . . . . . .            -        44,803        (79,716)       898,598
                                                         ------------  ------------  -------------  -------------
     Total revenues . . . . . . . . . . . . . . . . . .    4,723,397     1,211,762     14,264,226      6,885,359
                                                         ------------  ------------  -------------  -------------
Expenses:
  Provision for credit losses . . . . . . . . . . . . .            -       243,377        100,000        303,842
  Interest expense. . . . . . . . . . . . . . . . . . .    1,015,794       810,274      3,391,600      2,328,394
  Salaries and benefits . . . . . . . . . . . . . . . .    2,601,865     1,716,209      7,468,197      7,529,900
  General and administrative. . . . . . . . . . . . . .    1,523,132     2,611,664      4,398,016      6,298,051
  Impairment of retained interest in securitizations. .    1,637,191     2,100,491      7,515,015      4,672,698
  Other operating expenses. . . . . . . . . . . . . . .    1,044,852       379,433      2,573,723      2,253,326
                                                         ------------  ------------  -------------  -------------
     Total expenses . . . . . . . . . . . . . . . . . .    7,822,834     7,861,448     25,446,551     23,386,211
                                                         ------------  ------------  -------------  -------------
Loss before income taxes. . . . . . . . . . . . . . . .   (3,099,437)   (6,649,686)   (11,182,325)   (16,500,852)
(Benefit) provision for income taxes. . . . . . . . . .   (1,047,961)            -     (3,775,923)      (101,800)
                                                         ------------  ------------  -------------  -------------
            Net loss. . . . . . . . . . . . . . . . . .   (2,051,476)   (6,649,686)    (7,406,402)   (16,399,052)

Income attributable to preferred stock. . . . . . . . .      421,875       421,875      1,018,125      1,265,625
                                                         ------------  ------------  -------------  -------------

Net loss attributable to common shareholders. . . . . .  $(2,473,351)  $(7,071,561)  $ (8,424,527)  $(17,664,677)
                                                         ============  ============  =============  =============

Weighted average number of common shares:
            Basic . . . . . . . . . . . . . . . . . . .    6,531,311     6,531,311      6,531,311      6,531,311
            Diluted . . . . . . . . . . . . . . . . . .    6,531,311     6,531,311      6,531,311      6,531,311
Loss per common share:
           Basic. . . . . . . . . . . . . . . . . . . .  $     (0.38)  $     (1.08)  $      (1.29)  $      (2.70)
           Diluted. . . . . . . . . . . . . . . . . . .  $     (0.38)  $     (1.08)  $      (1.29)  $      (2.70)

Net Loss. . . . . . . . . . . . . . . . . . . . . . . .  $(2,051,476)  $(6,649,686)  $ (7,406,402)  $(16,399,052)
Other comprehensive income, net of tax:
Unrealized loss on retained interests in securitization    1,416,628             -      1,049,256              -
                                                         ------------  ------------  -------------  -------------
Comprehensive loss. . . . . . . . . . . . . . . . . . .  $(3,468,104)  $(6,649,686)  $ (8,455,658)  $(16,399,052)
                                                         ============  ============  =============  =============


        The  accompanying  notes  are  an  integral  part  of  the  consolidated  financial  statements.



                                    -- 2 --


                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                        NINE MONTHS ENDED
                                        SEPTEMBER 30, 1999
                                       --------------------
                                       SHARES                AMOUNT
                                       --------------------  -----------
Preferred stock:
  Beginning balance . . . . . . . . .            1,125,000   $10,856,000
  Ending balance. . . . . . . . . . .            1,125,000    10,856,000

Common stock:
  Beginning balance . . . . . . . . .            6,531,311         1,000
  Ending balance. . . . . . . . . . .            6,531,311         1,000

Capital in excess of stated capital:
  Beginning balance . . . . . . . . .                        8,291,481
  Ending balance. . . . . . . . . . .                        8,291,481


Due (from) shareholders:
  Beginning balance . . . . . . . . .                          (10,592)
  Ending balance. . . . . . . . . . .                          (10,592)

Accumulated Deficit:
  Beginning balance . . . . . . . . .                       (3,057,602)
  Net loss. . . . . . . . . . . . . .                      (16,399,052)
                                                   --------------------
  Ending balance. . . . . . . . . . .                      (19,456,654)

Investment in common stock agreement:
  Beginning balance . . . . . . . . .                         (527,915)
  Ending balance. . . . . . . . . . .                         (527,915)
                                                   --------------------
Total shareholders' equity. . . . . .               $         (846,680)
                                                    ====================


     The accompanying notes are an integral part of the consolidated financial statements.


                                    -- 3 --


                        AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (UNAUDITED)



                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                                    1998              1999
                                                             -------------------  -------------
OPERATING ACTIVITIES:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . .  $       (7,406,402)  $(16,399,052)
  Reconcile net loss to net cash from operating activities:
    Depreciation and amortization . . . . . . . . . . . . .           1,111,826        804,599
    Provision for credit losses . . . . . . . . . . . . . .             100,000        303,842
    Market impairment of finance contracts held for sale. .                   -      1,070,737
    Impairment of retained interest in securitizations. . .           7,515,015      4,672,698
    Gain on sale of finance contracts . . . . . . . . . . .         (10,093,123)    (1,704,219)
    Deferred income taxes . . . . . . . . . . . . . . . . .          (3,775,923)      (101,800)
  Changes in operating assets and liabilities:
    Increase in restricted funds. . . . . . . . . . . . . .           6,904,111              -
    Receivable from Dynex . . . . . . . . . . . . . . . . .                   -      6,573,107
    Finance contracts held for sale . . . . . . . . . . . .           5,702,007      1,104,751
    Retained interest in securitizations. . . . . . . . . .          (6,451,412)       292,474
    Due from affiliate. . . . . . . . . . . . . . . . . . .            (294,759)       (20,172)
    Prepaids and other assets . . . . . . . . . . . . . . .            (247,828)        97,486
    Accounts payable and accrued liabilities. . . . . . . .          (2,447,875)      (548,659)
    Payable to affiliates . . . . . . . . . . . . . . . . .            (554,233)             -
                                                             -------------------  -------------
      Cash (used) provided by operating activities . . . . .          2,964,228     (3,854,208)
INVESTING ACTIVITIES:
    Proceeds from disposal of collateral acquired . . . . .             128,569              -
    Purchases of property, plant and equipment. . . . . . .                   -       (197,308)
                                                             -------------------  -------------
      Cash provided (used) by investing activities . . . . .            128,569       (197,308)
FINANCING ACTIVITIES:
    Net payments on revolving credit facilities . . . . . .          (7,639,201)             -
    Payments for debt issuance costs. . . . . . . . . . . .          (1,110,261)             -
    Proceeds from notes payable . . . . . . . . . . . . . .          10,650,000              -
    Payments on notes payable . . . . . . . . . . . . . . .          (6,241,810)       (17,136)
    Decrease in bank overdraft. . . . . . . . . . . . . . .          (1,137,409)             -
    Proceeds from public offering of preferred stock, net .           9,631,407              -
    Dividends paid on preferred stock . . . . . . . . . . .          (1,018,125)             -
    Proceeds from issuance of common stock warrants . . . .           1,918,131              -
    Payment for common stock agreement. . . . . . . . . . .            (500,000)             -
                                                             -------------------  -------------
      Cash provided (used) by financing activities. . . . .           4,552,732        (17,136)
                                                             -------------------  -------------
Increase (decrease) in cash . . . . . . . . . . . . . . . .           7,645,529     (4,068,652)
Beginning cash balance. . . . . . . . . . . . . . . . . . .             159,293      5,170,969
                                                             -------------------  -------------
ENDING CASH BALANCE . . . . . . . . . . . . . . . . . . . .  $        7,804,822   $  1,102,317
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





3.     Finance  Contracts  Held  for  Sale

          The following amounts are included in finance contracts held for sale as of:

                            December 31,     September 30,

                                  1998        1999
                                ---------  -----------
Unpaid principal balance . . .  $944,830   $1,266,597
Contract acquisition discounts   (64,067)           -
Allowance for market loss. . .         -     (948,357)
Allowance for credit losses. .   (13,693)           -
                                ---------  -----------
                                $867,070   $  318,240
                                =========  ===========



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

                                    -- 5 --
delinquency rates; prepayment rates; discount rates; initial, ongoing and minimum cash reserve requirements; the interest rates earned on cash reserves; recovery amounts for repossessions; repossession recovery lags; insurance claims recovery amounts; insurance recovery lags; and on-going servicing/trustee fees. Periodically, the Company's financial models and related assumptions have been updated to reflect the actual performance characteristics of the finance contracts. All valuations are conducted on a disaggregated basis. Impairment of retained interest in securitizations for the quarter ended September 30, 1999 was $ 4,672,698.

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

     Three primary causes led to the impairment charges to retained interests in securitizations. The first cause was the delay and cessation of insurance payments on defaulted finance contracts. The Company has been engaged in litigation with Progressive Northern Insurance Company ("Progressive") regarding the interpretation of default insurance coverage the Company acquired to enhance recoveries. During the early stages of the dispute, Progressive continued to pay claims. However, in April 1998 Progressive stopped paying claims. The loss of cash flow from Progressive necessitated drawing funds from the applicable trust cash reserves to pay senior investors. The depletion and expected delay in receiving any ultimate cash flows reduced the value of the retained interests. The Company has continued to include the expected cash flows from Progressive in its cash flows models until a claim is made and not paid Even though the Company and its legal counsel are optimistic that the Company will prevail in its litigation, at this time, Progressive has not resumed payment of claims. Should the Company's interpretation be incorrect, the Company would need to reassess the carrying value of its retained interests in securitizations under new assumptions and the result of this revaluation could be material. The Progressive matter is set for trial in late November, 1999. Delays in payments under the Interstate insurance policy have also contributed to the impairment of retained interests.

     The second primary factor was the transfer of servicing functions to the Company from a third party service provider, Loan Servicing Enterprise ("LSE"). In March 1998, the Company commenced litigation against LSE, alleging, in part, that LSE breached its servicing obligations. After assuming all servicing, the Company accelerated the rate of charge-offs as compared with prior periods. Accelerated charge-offs resulted in the diversion of any available cash flow to the senior investors that otherwise would flow to subordinated investors or to the benefit of the Company. In attempting to resolve certain of these issues with Moody's Investors Service ("Moody's"), the agency rating the senior securities, the Company committed to Moody's in May 1998 that it would not release monies to the "B Piece" investors until all charge-offs have been reflected in the cash flows attributable to the senior investors. The delay of payments to the subordinated investors causes accretion of the principal amount of their high interest rate B Pieces and a corresponding impairment of the Company's retained interest. The accelerated charge-offs and the Company's decision in May 1998 to commit to Moody's to withhold monies from the B Piece investors resulted in a direct impact on the valuation of the retained interests. A total of eight securitizations were affected by this action.

     The third primary factor was the change in the VSI deductible for the pool of loans purchased by Dynex. The Company increased the deductible on the VSI for the pool of loans funded by Dynex after cessation of funding by Dynex.

                                    -- 6 --

5.     Notes  Payable  and  Non-Recourse  Debt


     The  following  amounts  are  included  in  notes  payable  and  non-recourse debt as of:

                                                                    December 31,   September 30,
                                                                            1998          1999
                                                                                     (Unaudited)
------------------------------------------------------------------------------------------------
Non-recourse notes payable, collateralized by Class B Certificates.  $ 3,185,050    $ 1,282,293
Convertible Senior Notes. . . . . . . . . . . . . . . . . . . . . .    3,000,000      3,000,000
Convertible Subordinated Notes. . . . . . . . . . . . . . . . . . .    7,500,000      7,500,000
Other notes payable . . . . . . . . . . . . . . . . . . . . . . . .       23,342          6,206
Discount on subordinated notes payable. . . . . . . . . . . . . . .     (356,373)      (230,073)
                                                                     ------------   ------------
                                                                     $13,352,019    $11,558,426
                                                                     ============   ============



On June 9, 1998, the Company sold to Dynex at par $3 million of its 12% Convertible Senior Notes due 2003 (the "Senior Notes"). Interest on the Senior Notes is payable quarterly in arrears, with the principal amount due on June 9, 2003. The Company has made all interest payments due on the Senior Notes to date but is uncertain whether it can continue to meet such obligations. Dynex also has purported to accelerate the Senior Notes. The Company disputes the validity of such acceleration.

     In January 1998, the Company privately placed with BancBoston Investments, Inc. ("BancBoston") $7,500,000 in aggregate principal amount of its 15% Senior Subordinated Convertible Notes due 2001 (the "Subordinated Notes"). At September 30, 1999, the Company did not meet certain of its financial covenants, which constitutes an event of default on the Subordinated Notes. The ability of the Company to meet such covenants is dependent upon future earnings. On August 20, 1999 BancBoston demanded immediate payment in full of all amounts outstanding under the Subordinated Notes. Thereafter BancBoston sued the Company for such payment. A settlement of this suit is currently being negotiated.

6.     Income  taxes

     Management has reduced the deferred tax asset by a valuation allowance due to uncertainty of realizing certain tax loss carry-forwards and other deferred tax assets. The increase in net deferred tax assets during the three month period ended September 30, 1999 was offset by a corresponding increase in the valuation allowance. Accordingly no tax benefit was recognized for the net loss.

7.     Stockholders'  Equity

Preferred  Stock

     Because the Company is not in compliance with certain of the financial covenants of its Subordinated Notes, the Company did not pay the quarterly dividend on its Preferred Stock, otherwise payable on each of March 31, 1999, June 30, 1999 and September 30, 1999. Because dividends on the Preferred Stock are in arrears for three quarterly dividend periods, holders of the Preferred Stock have exercised their right to call a special meeting of the Preferred Stock holders for the purpose of electing two additional directors to serve on the Company's Board of Directors until such dividend arrearage is eliminated. Such meeting was held on October 1, 1999; however, because a quorum of preferred shareholders did not attend or provide proxies for the meeting, no additional directors were elected. See Part II, Item 3 "Submission of Matters to a Vote of Security Holders." In addition, certain changes that could materially affect the holders of Preferred Stock, such as a merger of the Company, cannot be made without the affirmative vote of the holders of two-thirds of the shares of Preferred Stock, voting as a separate class. The Preferred Stock ranks senior to the common stock with respect to the payment of dividends and amounts upon liquidation, dissolution or winding up.

                                    -- 7 --

8.     Commitments  and  Contingencies

     On February 8, 1999, the Company, AutoBond Master Funding Corporation V, a wholly-owned subsidiary of the Company ("Master Funding V"), William O. Winsauer, the Chairman and Chief Executive Officer of the Company, John S. Winsauer, a Director and the Secretary of the Company, and Adrian Katz, the Vice-Chairman, Chief Financial Officer and Chief Operating Officer of the Company (collectively, the "Plaintiffs") commenced an action in the District Court of Travis County, Texas (250th Judicial District) against Dynex and James Dolph (collectively, the "Defendants"). This action is hereinafter referred to as the "Texas Action". The Company and the other Plaintiffs assert in the Texas Action that Dynex breached the terms of the Funding Agreement. Such breaches include delays and shortfalls in funding the advances required under the Funding Agreement and ultimately the refusal by Dynex to fund any further advances under the Funding Agreement. Plaintiffs also allege that Dynex and Mr. Dolph conspired to misrepresent and mischaracterize the Company's credit underwriting criteria and its compliance with such criteria with the intention of interfering with and causing actual damage to the Company's business, prospective business and contracts. The Plaintiffs assert that Dynex' funding delays and ultimate breach of the Funding Agreement were intended to force the Plaintiffs to renegotiate the terms of their various agreements with Dynex and related entities. Specifically, the Plaintiffs assert that Dynex intended to force the Company to accept something less than Dynex' full performance of its obligations under the Funding Agreement. Further, Dynex intended to force the controlling shareholders of the Company to agree to sell their stock in the Company to Dynex or an affiliate at a share price substantially lower than the $6.00 per share price specified in the Stock Option Agreement, dated as of June 9, 1998, by and among Messrs. William O. Winsauer, John S. Winsauer and Adrian Katz (collectively, the "Shareholders") and Dynex Holding, Inc. Plaintiffs in the Texas Action request declaratory judgement that (i) Dynex has breached and is in breach of its various agreements and contracts with the Plaintiffs, (ii) Plaintiffs have not and are not in breach of their various agreements and contracts with Defendants,
(iii) neither the Company nor Master Funding V has substantially or materially violated or breached any representation or warranty made to Dynex, including but not limited to the representation and warranty that all or substantially all finance contracts funded or to be funded by Dynex comply in full with, and have been acquired by the Company in accordance with, the Company's customary underwriting guidelines and procedures, and (iv) Dynex is obligated to fund the Company in a prompt and timely manner as required by the parties' various agreements. In addition to actual, punitive and exemplary damages. The Texas Action has been set for trial in January 2000. Dynex's motion to dismiss the Texas Action was denied by the court.

     On March 1, 1999, the Plaintiffs filed an application in the Texas Action for a temporary injunction enjoining Dynex (i) from continuing to suspend or withhold funding pursuant to the Funding Agreement, (ii) from removing or attempting to remove the Company as servicer, and (iii) from making any further false or defamatory public statements regarding the Plaintiffs. On August 26, 1999, the court denied the Company's application on points (i), (ii) and (iii) while granting Dynex's request for a temporary injunction removing the Company as servicer. Following the posting by Dynex of a bond in the amount of $1,000,000, the Company surrendered servicing on those contracts financed by Dynex. The Company did receive servicing fees on the loans through September 30, 1999. Discovery is ongoing and trial is set for January 24, 2000.

     On February 9, 1999, Dynex commenced an action against the Company in the United States District Court for the Eastern District of Virginia (Richmond District) (the "Virginia Action") seeking declaratory relief that Dynex is (i) not obligated to advance funds to Master Funding V under the Funding Agreement because the conditions to funding set forth in the Funding Agreement have not been met, and (ii) entitled to access to all books, records and other documents of Master Funding V, including all finance contract files. Specifically, Dynex alleges that as a result of a partial inspection of certain finance contract files by Mr. Dolph and Virgil Baker & Associates in January 1999, Dynex concluded that a significant number of such contracts contained material deviations from the applicable credit criteria and procedures, an apparent breach of the Funding Agreement. Dynex also alleges that on February 8, 1999, the Company refused to permit Mr. Dolph and representatives from Dynex access to the books, records and finance contract files of the Company. Dynex concludes that as a result of such alleged breaches, it is not obligated to provide advances under the Funding Agreement. Dynex also seeks to recover damages resulting from the Company's alleged breach of the parties' various agreements, which alleged breach the Company vigorously denies. The Company, Messrs. William
O.  Winsauer,  John  S.  Winsauer  and  Adrian  Katz  filed  a

                                    -- 8 --
responsive pleading on March 25, 1999. The Virginia Action (including the matters transferred in the New York Action (discussed below)), by a judge's order dated May 17, 1999, was transferred to Texas federal court.

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

     In connection with the 1997-B and 1997-C securitizations, $5.8 million in Class B Notes are exchangeable (at a rate of 117.5% of the principal amount of Class B Notes exchanged) for the Company's 17% Convertible Notes, solely upon the occurrence of a delinquency ratio trigger relating to the securitized pools. As of September 30, 1999, such trigger event has not occurred.

     In March 1998, after Progressive Northern Insurance ("Progressive") purported to cancel the vendor's single interest ("VSI") and deficiency balance insurance policies issued in favor of the Company (collectively, the "Policies"), the Company sued Progressive, its affiliate United Financial Casualty Co. and their agent in Texas, Technical Risks, Inc. in the District Court of Harris County, Texas. The action seeks declaratory relief confirming the Company's interpretation of the Policies as well as claims for damages based upon breach of contract, bad faith and fraud. The Company has received the defendants' answers, denying the Company's claims, and discovery is proceeding. Progressive stopped paying claims during the second quarter of 1998. As a result of the attempt by Progressive to cancel its obligations and its refusal to honor claims after March 1998, the Company has suffered a variety of damages, including impairment of its retained interests in securitizations. The Company is vigorously contesting the legitimacy of Progressive's actions through litigation. Although a favorable outcome cannot be assured, success in the litigation could restore at least some of the value of the Company's interests in such securitizations. Conversely, if the court were to uphold Progressive's position, further impairment of the Company's interests could occur, resulting in an adverse effect on the Company's financial position, results of operations and cash flows. This matter is currently set for trial during the month of November, 1999.

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

     As a consequence of the Company's efforts to reduce expenses, the Company contacted Norwest Bank, National Association, ("Norwest") and initiated dialogue to voluntarily transfer servicing on several of its outstanding securitizations. As part of its voluntary process the Company wanted to receive all appropriate fees and expenses due to it in its capacity as servicer. Negotiations to that end were underway when on October 21, 1999, Norwest in its capacity as trustee of the four securitization trusts sponsored by the Company during 1996 (the "1996 Trusts"), commenced an action against the Company in the District Court of Travis County, Texas (126th Judicial District) (the "Norwest Action"). Norwest, as trustee, alleged that the Company had breached the terms of its various agreements among the Company, each of the 1996 Trusts and Norwest relating to the Company's role as servicer, administrator and collection agent. Specifically, Norwest alleged that the Company failed to cooperate fully in the transfer of servicing, administration, and collection responsibilities to a successor servicer. Norwest sought injunctive relief requiring the Company to
(i) cease all servicing, administration and collection activities with respect to the 1996 Trusts, (ii) turn over all records and files relating to the 1996 Trusts and the finance contracts pledged thereto to the successor servicer and
(iii)  notify  all  obligors  under  the  individual  finance  contracts pledged

                                    -- 9 --
to the 1996 Trusts that effective immediately, all payments and inquiries regarding the finance contracts should be directed to the successor servicer and not to the Company. Thereafter, the Company reached agreement with Norwest as to the voluntary transfer of servicing under the 1996 Trusts, and an agreement with respect to the appropriate payment of fees and expenses to the Company by Norwest.

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

     The Company is a specialty consumer finance company. Until funding was terminated by Dynex, the Company was engaged in underwriting, acquiring, servicing and securitizing retail installment contracts ("finance contracts") originated by franchised automobile dealers in connection with the sale of used and, to a lesser extent, new vehicles to selected consumers with limited access to traditional sources of credit ("sub-prime consumers"). Sub-prime consumers generally are borrowers unable to qualify for traditional financing due to one or more of the following reasons: negative credit history (which may include late payments, charge-offs, bankruptcies, repossessions or unpaid judgments); insufficient credit; sporadic employment or residence histories; or high debt-to-income or payment-to-income ratios (which may indicate payment or economic risk).

     Prior to its decision to cease origination efforts early in the third quarter, the Company acquired finance contracts generally from franchised automobile dealers, made credit decisions using its own underwriting guidelines and credit personnel and performed the collection function for finance contracts using its own collections department. The Company also acquired finance contracts from third parties other than dealers, for which the Company reunderwrote and collected such finance contracts in accordance with the Company's standard guidelines. The Company had securitized portfolios of these finance contracts to efficiently utilize limited capital to allow continued growth and to achieve sufficient finance contract volume to allow profitability.

     The acquisition and servicing of sub-prime finance contracts by an independent finance company under past and current market conditions was and is a capital and labor intensive enterprise. Capital is needed to fund the acquisition of finance contracts and to effectively securitize them so that additional capital is made available for acquisition activity. While a portion of the Company's financing has been obtained with investment grade ratings at relatively low interest rates, the remainder is difficult to obtain and requires the Company to pay high coupons, fees and other issuance expenses, with a negative impact on earnings. The underwriting and servicing of a sub-prime finance contract portfolio requires a higher level of experienced personnel than that required for a portfolio of higher credit-quality consumer loans.

     In view of the Dynex situation and the high cost of capital, the Company does not expect to see profitability until alternate funding is obtained. The Company has ceased to originate or acquire additional finance contracts. The
Company  has  reduced  staff  in  order  to  conserve  capital.

     The Company has transferred servicing of its securitized loans to third party servicers.

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

                                    -- 11 --

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

     An impairment review of the retained interests in securitizations is performed quarterly by calculating the net present value of the expected future excess spread cash flows after giving effect to changes in assumptions due to market and economic changes and the performance of the loan pool to date. Impairment is determined on a disaggregated basis consistent with the risk characteristics of the underlying finance contracts as well as the performance of the pool to date. To the extent that the Company deems the asset to be permanently impaired, the Company would record a charge against earnings and write down the asset accordingly. The Company recorded a charge to income of $4,672,698 during the nine months ended September 30, 1999 as a result of the impairment review. See Note 4 to the Consolidated Financial Statements.

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

     The Company is relying on information provided by a third party servicer to assess the value of the retained interest in its securitizations.

                                    -- 12 --

The gain on sale of finance contracts is affected by the aggregate principal balance of contracts securitized and the gross interest spread on those contracts. The following table illustrates the gross interest spread for each of the Company's securitizations:



                                Finance Contracts(1)     Senior Investor Certificates
                                --------------------     ----------------------------

                             Principal    Weighted      Balance
                               Amount      Average   September 30,              Gross
Securitization              Securitized     Rate          1999        Rate    Spread(2)
--------------------------  ------------  ---------  --------------  -------  ---------
AutoBond Receivables
  Trust 1995-A . . . . . .  $ 26,261,009      18.9%  $    2,847,497     7.2%      11.7%

  Trust 1996-A . . . . . .    16,563,366      19.7%       2,496,105     7.2%      12.5%

  Trust 1996-B . . . . . .    17,832,885      19.7%       3,204,126     7.7%      12.0%

  Trust 1996-C . . . . . .    22,296,719      19.7%       5,354,429     7.5%      12.2%

  Trust 1996-D . . . . . .    25,000,000      19.5%       6,326,456     7.4%      12.1%

  Trust 1997-A (4) . . . .    28,037,167      20.8%       7,140,855     7.8%      13.0%

  Trust 1997-B . . . . . .    34,725,196      19.9%      16,570,197     7.7%      12.2%

  Trust 1997-C . . . . . .    34,430,079      20.0%      17,402,411     7.6%      12.4%
AutoBond Master Funding
  Corporation V (Dynex)(3)   153,092,410      20.0%     109,449,869  7.4%(3)      12.6%
                            ------------             --------------
        Total. . . . . . .  $358,238,831             $  170,791,945
                            ============             ==============
--------------------------------------------------------------------------------------

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

     In May 1999, the Company agreed to transfer servicing of the Company's 1997-B and 1997-C securitizations to a successor servicer. In return, the Company received approximately $800,000 in past due servicing fees previously withheld from the Company. The Company transferred servicing to the third party servicer.

          In August 1999, the Company transferred servicing of its Dynex portfolio of loans to a successor servicer. By agreement, the company continued to receive servicing fees on this portfolio through September, 1999.

     In August 1999, the Company reached agreement with the trustee and the investors in the Company's 1996 securitization transactions to amend the relevant documents to provide for, among other things, the appointment of a back-up servicer. The Company transferred servicing to the back-up servicer in October, 1999.

                                    -- 13 --

          As a consequence of the Company's efforts to reduce expenses, the Company contacted Norwest Bank, National Association, ("Norwest") and initiated dialogue to voluntarily transfer servicing on several of its outstanding securitizations. As part of its voluntary process the Company wanted to receive all appropriate fees and expenses due to it in its capacity as servicer. Negotiations to that end were underway when on October 21, 1999, Norwest in its capacity as trustee of the four securitization trusts sponsored by the Company during 1996 (the "1996 Trusts"), commenced an action against the Company in the District Court of Travis County, Texas (126th Judicial District) (the "Norwest Action"). Norwest, as trustee, alleged that the Company had breached the terms of its various agreements among the Company, each of the 1996 Trusts and Norwest relating to the Company's role as servicer, administrator and collection agent. Specifically, Norwest alleged that the Company failed to cooperate fully in the transfer of servicing, administration, and collection responsibilities to a successor servicer. Norwest sought injunctive relief requiring the Company to
(i) cease all servicing, administration and collection activities with respect to the 1996 Trusts, (ii) turn over all records and files relating to the 1996 Trusts and the finance contracts pledged thereto to the successor servicer and
(iii) notify all obligors under the individual finance contracts pledged to the 1996 Trusts that effective immediately, all payments and inquiries regarding the finance contracts should be directed to the successor servicer and not to the Company. Thereafter, the Company reached agreement with Norwest as to the voluntary transfer of servicing under the 1996 Trusts, and an agreement with respect to the appropriate payment of fees and expenses to the Company by Norwest.


FINANCE  CONTRACT  ACQUISITION  ACTIVITY



The following table sets forth information about the Company's finance contract acquisition activity:

                                                      Nine Months Ended
                                                        September  30,
                                                         1998         1999
                                                  -----------  -----------

Number of finance contracts acquired(1). . . . .        6,723        1,586
Principal balance of finance contracts acquired.  $76,330,699  $20,336,852
Number of active dealerships (2) . . . . . . . .          840          466
Number of enrolled dealerships . . . . . . . . .        1,797        2,332
--------------------------------------------------------------------------------

(1) There have been no finance contracts acquired since the first quarter of 1999.
(2) Dealers who have sold at least one finance contract to the Company during the period.



RESULTS  OF  OPERATIONS

     Period-to-period comparisons of operating results may not be meaningful, and results of operations from prior periods may not be indicative of future results. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto.



THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

NET  LOSS

     In the three months ended September 30, 1999, the net loss was $6,649,686 which represents an increase of $4,598,210 over the three months ended September 30, 1998 net loss of $2,051,476. The increase in net loss was precipitated by the cessation of funding by Dynex under the Funding Agreement which forced the Company to discontinue acquisition of finance contracts as of February 9, 1999. In addition, there is an impairment to the retained interests in securitization of $2,100,491 for the three months ended September 30, 1999.

                                    -- 14 --

Total  Revenues

     Total revenues for the three months ended September 30, 1999 of $1,211,762 represent a decrease of $3,511,635 from the three months ended September 30, 1998 revenues of $4,723,397. The decrease was due primarily to the reduction in volume of finance contract sales activity for the third quarter.

     Interest Income. Interest income for the three months ended September 30, 1999 of $414,552 represents a decrease of $54,174 from the three months ended September 30, 1998 interest income of $468,726 due to the timing of finance contract acquisitions and the period held before sale.

     Gain on Sale of Finance Contracts. The Company realized loss on sales totaling $50,066 during the three months ended September 30, 1999. The loss was the result of additional costs related to the finance contract sale. The decrease of $3,506,069 was due to the reduction in volume of sales as a result Dynex' refusal to perform under the Funding Agreement.

     Servicing Fee Income. The Company reports servicing fee income only with respect to finance contracts that are securitized or sold. For the three months ended September 30, 1999 servicing fee income was $802,473, consisting of contractual administrative fees and servicer fees. Servicing fee income increased by $4,105 from the three months ended September 30, 1998 servicing fee income of $798,368.

     Other Income. For the three months ended September 30, 1999, other income amounted to $44,803 compared with $-0- for the comparable 1998 period.

Total  Expenses

     Total expenses for the three months ended September 30, 1999 of $7,861,448 represent an increase of $38,614 from the three months ended September 30, 1998 total expenses of $7,822,834. Impairment of the Company's retained interests in securitizations during the third quarter of 1999 was $463,300 greater than the third quarter of 1998.

Provision for Credit Losses The provision for credit losses for the three months ended September 30, 1999 of $243,377 represents the charge-off of advances that are not collectible from the various trusts. There was no provision for credit losses for the three months ended September 30, 1998.

     Interest Expense. Interest expense for the three months ended September 30, 1999 of $810,274 represents a decrease of $205,520 from the three months ended September 30, 1998 interest expense of $1,015,794. The decrease resulted from the elimination of borrowings under the revolving credit facilities.

     Salaries and Benefits. Salaries and benefits for the three months ended September 30, 1999 of $1,716,209 represent a decrease of $885,656 from the three months ended September 30, 1998 salaries and benefits of $2,601,865. The Company continued strategic layoffs during the third quarter of 1999 compared to increasing staff during the third quarter of 1998. Staff has been reduced to 40 full time personnel as of September 30, 1999.

     General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 1999 of $2,611,664 represent an increase of $1,088,532 from the three months ended September 30, 1998 general and administrative expense of $1,523,132. Despite the Company's continuing efforts to reduce costs, general and administrative expenses increased due to higher professional expenses relating to the Company's retention of legal counsel to protect its interest in its litigation with Dynex and Progressive.

     Impairment of Retained Interests in Securitizations. The Company periodically reviews the carrying value of the retained interests in securitizations. The Company recorded a charge against earnings for impairment of these assets of $2,100,491 for the three months ended September 30, 1999 as compared with an impairment of $1,637,191 for the three months ended September 30, 1998. This impairment reflects the revaluation of expected future cash flows to the Company from securitizations. See Note 4 to the Consolidated Financial Statements.

                                    -- 15 --

     Other Operating Expenses. Other operating expenses (consisting principally of servicer fees, credit bureau reports, communications and insurance) for the three months ended September 30, 1999 of $379,433 represent a decrease of $665,419 from the three months ended September 30, 1998 other operating expenses of $1,044,852. The decrease was mainly due to reimbursement of trust expenses, a reduction in loan insurance premium, and the reduction in the level of operations.

     Income Tax. No Income tax expense or benefit for the three months ended September 30, 1999 was recorded which represents a change of $ 1,047,961 from the three months ended September 30, 1998 income tax benefit of $1,047,961 due to the establishment of a valuation allowance for the Company's deferred tax assets.



NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

NET  INCOME
     In the nine months ended September 30, 1999, the net loss was $16,399,052 which represents an increase in loss of $8,992,650 over the nine months ended September 30, 1998 net loss of $7,406,402. The increase in net loss was precipitated by the cessation of funding by Dynex under the Funding Agreement which forced the Company to discontinue acquisition of finance contracts as of February 9, 1999 and the impairment of the Company's retained interest in securitization of $4,672,698.

Total  Revenues

     Total revenues for the nine months ended September 30, 1999 of $6,885,359 represent a decrease of $7,378,867 from the nine months ended September 30, 1998 revenues of $14,264,226. The decrease was due primarily to the reduction in volume of finance contract sales activity.

     Interest Income. Interest income for the nine months ended September 30, 1999 of $1,494,929 represents a decrease of $639,580 from the nine months ended September 30, 1998 interest income of $2,134,509 due to the timing of finance contract acquisitions and the period held before securitization or sale.

     Gain on Sale of Finance Contracts. The Company realized gain on sale totaling $1,704,219 during the nine months ended September 30, 1999. The decrease of $8,388,904 from the nine months ended September 30, 1998 gain on sale of $10,093,123 was primarily due to the reduction in volume of sales as a result of the termination of the Dynex Funding Agreement.

     Servicing Fee Income. The Company reports servicing fee income only with respect to finance contracts that are securitized or sold. For the nine months ended September 30, 1999 servicing fee income was $2,787,613 consisting of contractual administrative fees and servicer fees. Servicing fee income increased by $671,303 from the nine months ended September 30, 1998 servicing fee income of $2,116,310 as a result of the increased volume of contracts being serviced. The Company's surrender of nearly all servicing functions in the third quarter of 1999 can be expected to reduce future servicing fee income.

     Other Income. For the nine months ended September 30, 1999, other income amounted to $898,598 compared with a loss of $79,716 for the comparable 1998 period. The increase was mainly attributable to settlement of litigation with Charlie Thomas Ford, Inc. on favorable terms. See Part II, Item 1-"Legal Proceedings".

Total  Expenses

     Total expenses for the nine months ended September 30, 1999 of $23,386,211 represent a decrease of $2,060,340 from the nine months ended September 30, 1998 total expenses of $25,446,551. Impairment of the Company's retained interests in securitizations for the nine months ended September 30, 1999 was $2,842,317 less than the nine months ended September 30, 1998.

     Provision for Credit Losses The provision for credit losses for the nine months ended September 30, 1999 of $303,842 represents the charge off of advances that are not collectible from the various trusts. There was a $100,000 provision for credit losses for the nine months ended September 30, 1998.

                                    -- 16 --

     Interest Expense. Interest expense for the nine months ended September 30, 1999 of $2,328,394 represents a decrease of $1,063,206 from the nine months ended September 30, 1998 interest expense of $3,391,600. The decrease resulted from elimination of borrowing under the revolving credit facilities.

     Salaries and Benefits. Salaries and benefits for the nine months ended September 30, 1999 of $7,529,900 represent an increase of $61,703 from the nine months ended September 30, 1998 salaries and benefits of $7,468,197. The Company began strategic layoffs during the second quarter of 1999 compared to increasing staff during the second quarter of 1998. Despite such strategic staff reductions, salaries and benefits increased due mainly to the increased health claims by employees from the Company's employee benefit program. The Company continued layoffs during the third quarter and began to realize associated savings.

     General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 1999 of $6,298,051 represent an increase of $1,900,035 from the nine months ended September 30, 1998 general and administrative expense of $4,398,016. Despite the Company's continuing efforts to reduce costs, general and administrative expenses increased due to higher professional expenses relating to the Company's retention of legal counsel to protect its interests in its litigations with Dynex and Progressive. The Company relocated its headquarters to a larger facility June 15, 1998 and had a corresponding higher facilities expense.

     Impairment of Retained Interest in Securitizations. The Company periodically reviews the carrying value of the retained interest in securitizations. The Company recorded a charge against earnings for impairment of these assets of $4,672,698 for the nine months ended September 30, 1999 as compared with an impairment of $7,515,015 for the nine months ended September 30, 1998. This impairment reflects the revaluation of expected future cash flows to the Company from securitizations. See Note 4 to the Consolidated Financial Statements.

     Other Operating Expenses. Other operating expenses (consisting principally of servicer fees, credit bureau reports, communications and insurance) for the nine months ended September 30, 1999 of $2,253,326 represent a decrease of $320,397 from the nine months ended September 30, 1998 other operating expenses of $2,573,723. The decrease was mainly due to the Company reducing its operations as a result of the termination of the Dynex Funding Agreement.

     Income Tax. Income tax benefit for the nine months ending September 30, 1999 was $101,800 which represents a decrease of $3,674,123 from the income tax benefit of $3,775,923 for the nine months ended September 30, 1998 due to the establishment of a valuation allowance for the Company's deferred tax assets of $3,050,776.

FINANCIAL  CONDITION

     Cash and Cash Equivalents. Cash and cash equivalents decreased $4,068,652 to $1,102,317 at September 30, 1999 from $5,170,969 at December 31, 1998. The decrease in cash and cash equivalents was largely the result of an operating loss of $15,071,797 primarily caused by the termination by Dynex of the Funding Agreement. These declines were partially offset by the receipt of $6,573,107 in the first quarter of 1999 from Dynex, which was outstanding at December 31, 1998 and $4,956,623 in the third quarter from the sale of finance contracts.

     Finance Contracts Held for Sale. Finance contracts held for sale, net of allowance for losses, decreased $548,830 to $318,280 at September 30, 1999 from $867,070 at December 31, 1998. The number and principal balance of contracts held for sale was largely dependent upon the timing and size of the Company's securitizations. The Company securitized finance contracts on a regular basis through the Dynex Funding Agreement until February 9, 1999. The balance in finance contracts held for sale outstanding at September 30, 1999 consisted of loans originated with intent to sell to Dynex. In July 1999, $5,960,346 in outstanding finance contracts were sold for proceeds of $5,006,690. Future acquisitions of finance contracts for securitization and sale are uncertain.

     The Company maintains an allowance for, and reports a provision for, losses on finance contracts held for sale. Management evaluates the reasonableness of the assumptions employed by reviewing credit loss experience, delinquencies, repossession trends, the size of the finance contract portfolio and general

                                    -- 17 --
economic conditions and trends. If necessary, assumptions will be changed in the future to reflect historical experience to the extent it deviates materially from that which was assumed.

     Other Assets. Other assets decreased $136,271 to $1,326,775 at September 30, 1999 from $1,463,046 at December 31, 1998. The Company received approximately $0.8 million of withheld administrator fees and expenses. Certain trustees have continued to withhold administrator fees and expenses and to deposit same into a separate bank account earning interest. The total amount withheld and deposited into a separate account is approximately $ 0.5 million as of September 30, 1999, due to the Company.

     Retained Interests in Securitizations. An impairment review of the retained interests in securitizations is performed quarterly by estimating the net present value of the expected future cash flows after giving effect to changes in assumptions due to market and economic changes and the performance of the loan pool to date. The discount rate used is an estimated market rate, currently 15% to 17%. To the extent that the Company deems the asset to be permanently impaired, the Company records a charge against earnings. The Company recorded a charge against earnings of $4,672,698 during the nine months ended September 30, 1999 as a result of the impairment review of the retained interests in securitizations.

                                    -- 18 --

     The Company is relying on information provided by a third party servicer to assess the value of the retained interest in its securitizations.


Notes  Payable  and  Non-Recourse  Debt


     The  following  amounts  are  included  in  notes  payable and non-recourse debt as of:

                                                               December 31,     September 30,
                                                                       1998         1999
                                                                    -----------  -----------
Non-recourse notes payable, collateralized by Class B Certificates  $ 3,185,050  $ 1,282,293
Convertible Senior Notes . . . . . . . . . . . . . . . . . . . . .    3,000,000    3,000,000
Convertible Subordinated Notes, net of discount. . . . . . . . . .    7,143,627    7,269,927
Other notes payable. . . . . . . . . . . . . . . . . . . . . . . .       23,342        6,206
                                                                    -----------  -----------
                                                                    $13,352,019  $11,558,426
                                                                    ===========  ===========



DELINQUENCY  EXPERIENCE


     The  following  table  reflects  the delinquency experience of the Company's finance contract portfolio:

                                                     December 31, 1998      September 30, 1999
                                                     -----------------      ------------------
Principal balance of finance contracts outstanding      $210,947,939              $22,170,034
Delinquent finance contracts (1):
Two payments past due. . . . . . . . . . . . . . .  $ 20,689,671   9.81%  $3,415,392    15.41%
Three payments past due. . . . . . . . . . . . . .     7,901,166   3.75%     898,650     4.05%
Four or more payments past due . . . . . . . . . .     5,214,162   2.47%     919,440     4.15%
                                                    ------------  ------  ----------  --------
Total. . . . . . . . . . . . . . . . . . . . . . .  $ 33,804,999  16.03%   5,233,482    23.61%
                                                    ============  ======  ==========  ========
-----------------------------------------------------------------------------------------------

(1)  Percentage  based upon outstanding balance. Delinquency balances outstanding excludes finance contracts  where  the  underlying  vehicle  is  repossessed,  where  a  dealer (seller) buyback is expected,  where  a  skip  claim  is  paid  and  where  a  primary  insurance  claim  is  filed.




CREDIT  LOSS  EXPERIENCE


     If a delinquency exists and a default is deemed inevitable or the collateral is in jeopardy, and in no event later than the 90th day of delinquency, the Company's Collections Department will initiate the repossession of the financed vehicle. Bonded, insured outside repossession agencies are used to secure involuntary repossessions. In most jurisdictions, notice to the borrower of the Company's intention to sell the repossessed vehicle is required, whereupon the borrower may exercise certain rights to cure the default and redeem the automobile. Following the expiration of the legally required notice
                                    -- 19 --
period, the repossessed vehicle is sold at a wholesale auto auction (or in limited circumstances, through dealers), usually within 60 days of the repossession. The Company closely monitors the condition of vehicles set for auction, and procures an appraisal under the relevant VSI policy prior to sale. Liquidation proceeds are applied to the borrower's outstanding obligation under the finance contract and insurance claims under the VSI policy and, if applicable, the deficiency balance is then filed.

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

     The following tables provide static pool repossession frequency analysis in dollars of the Company's portfolio from inception through September 30, 1999. All finance contracts have been segregated by quarter of acquisition. All repossessions have been segregated by the quarter in which the repossessed contract was originally acquired by the Company. Cumulative repossessions equals the ratio of repossessions as a percentage of finance contracts acquired for each segregated quarter. Annualized repossessions equals an annual equivalent of the cumulative repossession ratio for each segregated quarter. This table provides information regarding the Company's repossession experience over time. For example, recently acquired finance contracts demonstrate very few repossessions because properly underwritten finance contracts to sub-prime consumers generally do not normally default during the initial term of the contract. Between approximately one year and 18 months of seasoning, frequency of repossessions on an annualized basis appears to reach a plateau. Based on industry statistics and the performance experience of the Company's finance contract portfolio, the Company believes that finance contracts seasoned in excess of approximately 18 months will start to demonstrate declining repossession frequency. The Company believes this may be due to the fact that the borrower perceives that he or she has equity in the vehicle. The Company also believes that the finance contracts generally amortize more quickly than the collateral depreciates, and therefore losses and/or repossessions will decline over time.

                                    -- 20 --


ALL  INCLUSIVE  (3)
                                              Repossession Frequency
                                              ----------------------


                             Principal Balance at
                               Default of Failed                                    Original Principal
     Year and                      Loans by           Cumulative      Annualized        Balance of
     Quarter of Acquisition    Quarter Acquired     Percentage (1)  Percentage (2)  Contracts Acquired
     ----------------------  ---------------------  --------------  --------------  -------------------
     1994
  1  Q3 . . . . . . . . . .  $              22,046          21.79%           4.15%  $           101,161
  2  Q4 . . . . . . . . . .                636,413          26.11%           5.22%            2,437,674
     1995
  3  Q1 . . . . . . . . . .              1,936,858          30.69%           6.46%            6,310,421
  4  Q2 . . . . . . . . . .              1,887,469          30.49%           6.78%            6,190,596
  5  Q3 . . . . . . . . . .              2,270,295          31.36%           7.38%            7,239,813
  6  Q4 . . . . . . . . . .              4,347,902          35.67%           8.92%           12,188,863
     1996
  7  Q1 . . . . . . . . . .              5,447,885          35.24%           9.40%           15,460,823
  8  Q2 . . . . . . . . . .              7,116,534          38.43%          10.98%           18,520,410
  9  Q3 . . . . . . . . . .              8,113,827          28.88%           8.88%           28,098,899
 10  Q4 . . . . . . . . . .              9,165,788          37.50%          12.50%           24,442,500
     1997
 11  Q1 . . . . . . . . . .             13,205,109          37.86%          13.77%           34,875,869
 12  Q2 . . . . . . . . . .             12,581,784          35.64%          14.25%           35,305,817
 13  Q3 . . . . . . . . . .             10,788,201          31.15%          13.85%           34,629,616
 14  Q4 . . . . . . . . . .             10,756,033          24.38%          12.19%           44,120,029
     1998
 15  Q1 . . . . . . . . . .              6,551,828          22.10%          12.63%           29,650,808
 16  Q2 . . . . . . . . . .              4,555,499          19.88%          13.26%           22,911,290
 17  Q3 . . . . . . . . . .              2,983,294          12.68%          10.14%           23,528,924
 18  Q4 . . . . . . . . . .              4,087,894           9.51%           9.51%           43,006,049
     1999
 19  Q1 . . . . . . . . . .              1,317,196           6.48%           8.64%           20,336,852
-------------------------------------------------------------------------------------------------------

(1)     For  each  quarter,  cumulative  loss  frequency equals the gross principal loss divided by the gross  amount  financed  of  the  contracts  acquired  during  that  quarter.
(2)     Annualized  loss  frequency converts cumulative loss frequency into an annual equivalent (e.g., for  Q4  1997,  principal balance of $10,756,033 in losses divided by $44,120,029 in amount financed of the  contracts  acquired,  divided by 8 quarters outstanding times 4 equals an annual loss frequency of
12.19%).
(3)     Included  are  the  loans  that were repossessed, paid by customers' primary insurance, paid by skip  claim,  paid  by  dealer  and  charged  off  due  to  certain  reasons.


                                    -- 21 --

REPO  AND  SKIP  (3)

                                       Repossession Frequency
                                       ----------------------


     Year and       Principal Balance at      Cumulative      Annualized    Original Principal
     Quarter of   Default of Failed Loans   Percentage (1)  Percentage (2)      Balance of
     Acquisition    by Quarter Acquired                                     Contracts Acquired
     -----------  ------------------------  --------------  --------------  -------------------
     1994
  1    Q3 . . .   $                 22,046          21.79%           4.15%  $           101,161
  2    Q4. . . .                   628,707          25.79%           5.16%            2,437,674
     1995
  3    Q1. . . .                 1,727,566          27.38%           5.76%            6,310,421
  4    Q2. . . .                 1,723,444          27.84%           6.19%            6,190,596
  5    Q3. . . .                 2,016,888          27.86%           6.55%            7,239,813
  6    Q4. . . .                 3,930,527          32.25%           8.06%           12,188,863
     1996
  7    Q1. . . .                 5,057,256          32.71%           8.72%           15,460,823
  8    Q2. . . .                 6,376,630          34.43%           9.84%           18,520,410
  9    Q3. . . .                 7,159,992          25.48%           7.84%           28,098,899
 10    Q4. . . .                 8,261,982          33.80%          11.27%           24,442,500
     1997
 11    Q1. . . .                11,814,159          33.87%          12.32%           34,875,869
 12    Q2. . . .                11,551,374          32.72%          13.09%           35,305,817
 13    Q3. . . .                 9,812,973          28.34%          12.59%           34,629,616
 14    Q4. . . .                 9,483,352          21.49%          10.75%           44,120,029
     1998
 15    Q1. . . .                 5,857,550          19.76%          11.29%           29,650,808
 16    Q2. . . .                 4,077,032          17.79%          11.86%           22,911,290
 17    Q3. . . .                 2,640,322          11.22%           8.98%           23,528,924
 18    Q4. . . .                 3,544,650           8.24%           8.24%           43,006,049
     1999
 19    Q1. . . .                 1,158,944           5.70%           7.60%           20,336,852
-----------------------------------------------------------------------------------------------

(1)     For  each quarter, cumulative loss frequency equals the gross principal loss divided by the  gross  amount  financed  of  the  contracts  acquired  during  that  quarter.
(2)     Annualized  loss frequency converts cumulative loss frequency into an annual equivalent
(e.g.,  for Q4 1997, principal balance of $9,483,352 in losses divided by $44,120,029 in amount financed  of the contracts acquired, divided by 8 quarters outstanding times 4 equals an annual loss  frequency  of  10.75%).
(3)     Included  are  the  loans  that  were  repossessed,  and  paid  by  skip  claim.


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

                                    -- 22 --

The following table demonstrates the net charge-off per repossessed automobile since inception:






From August 1, 1994 (Inception) to September 30, 1999                Loans with        Loans        All Loans
                                                                       Default        Without
                                                                      Insurance       Default
                                                                                     Insurance
                                                                    -------------  -------------  -------------
Number of finance contracts acquired                                                                    34,967
Number of vehicles repossessed . . . . . . . . . . . . . . . . . .         7,058          4,177         11,235
Repossessed units disposed of. . . . . . . . . . . . . . . . . . .         4,458          2,823          7,281
Repossessed units awaiting disposition (1) . . . . . . . . . . . .         2,600          1,354          3,954
Cumulative gross charge-offs . . . . . . . . . . . . . . . . . . .  $ 43,858,580   $ 29,455,155   $ 73,313,736
Costs of repossession. . . . . . . . . . . . . . . . . . . . . . .     2,052,457      1,327,429      3,379,886
Recoveries:
  Proceeds from auction, physical damage insurance and refunds (2)   (23,914,490)   (16,238,446)   (40,152,936)
  Deficiency insurance settlement received . . . . . . . . . . . .   (11,555,297)             0    (11,555,297)
                                                                    -------------  -------------  -------------
Net charge-offs. . . . . . . . . . . . . . . . . . . . . . . . . .  $ 10,441,250   $ 14,544,138   $ 24,985,388
                                                                    =============  =============  =============
Net charge-offs per unit disposed. . . . . . . . . . . . . . . . .  $      2,342   $      5,152   $      3,432
Net charge-offs as a percentage of cumulative gross charge-offs. .         23.81%         49.38%         34.08%
Recoveries as a percentage of cumulative gross charge-offs . . . .         80.87%         55.13%         70.53%
                                                                    -------------  -------------  -------------

(1)  The  vehicles  may  have  been  sold at auction; however the Company might not have received all insurance proceeds  as  of  September  30,  1999.
(2)  Amounts  are based on actual liquidation and repossession proceeds (including insurance proceeds) received on  units  for  which  the  repossession  process  had  been  completed  as  of  September  30,  1999.



LIQUIDITY  AND  CAPITAL  RESOURCES

     Since early February 1999, the Company's management has been attempting to procure alternative sources of funding and other strategic alternatives, in order to mitigate the situation with Dynex. The Company is currently in discussions with several investment bankers and direct sources regarding such alternatives, which may include joint ventures, or changes in control of the Company. While management hopes that an alternative opportunity will be consummated, the Company has suspended origination of finance contracts until alternative funding sources are obtained. However, there can be no assurance that such funding will be obtained. In addition, due to adverse court rulings in the Dynex matter, the Company has, at least temporarily, lost the right to service (and thus earn fees related to such servicing) contracts financed by Dynex. The Company is reporting a loss for the third quarter of 1999 and did not pay the quarterly dividend on its Preferred Stock otherwise payable on each of March 31, 1999 , June 30, 1999 and September 30, 1999. Until financing or other strategic alternatives are consummated, the Company is taking steps to reduce its personnel and operating expenses associated with origination and servicing activities.

     Management believes the Company has sufficient liquidity to meet its current obligations through year-end. Subsequent liquidity will need to be obtained through alternative funding sources or favorable results in the Company's litigations with Dynex and Progressive.

     Cash Flows. Significant cash flows related to the Company's operating activities included the use of cash for purchases of finance contracts, and cash provided by payments on finance contracts, collections on retained interests and sales of finance contracts. Net cash used by operating activities totaled $3.9 million during the nine months ended September 30, 1999. Significant activities comprising cash flows used by investing activities consisted of purchases of property, plant and equipment. There were no significant cash flows from financing activities during the nine months ended September 30, 1999.

     Revolving Credit Facilities. The Company historically obtained a substantial portion of its working capital for the acquisition of finance contracts through revolving credit facilities. Under a warehouse facility, the lender generally advances amounts requested by the borrower on a periodic basis, up to an aggregate maximum credit limit for the facility, for the acquisition of finance contracts or other similar

                                    -- 23 --
assets. Until proceeds from a securitization transaction are used to pay down outstanding advances, as principal payments are received on the finance contracts the principal amount of the advances may be paid down incrementally or reinvested in additional finance contracts on a revolving basis.

     Term Financing Facilities. In January 1998, the Company privately placed with BancBoston Investments, Inc. ("BancBoston") $7,500,000 in aggregate principal amount of its 15% Senior Subordinated Convertible Notes due 2001 (the "Subordinated Notes"). At September 30, 1999 the Company did not meet certain of its financial covenants on the Subordinated Notes, which constitutes an event of default on the Subordinated Notes. The ability of the Company to meet such covenants is dependent upon future earnings. The Company did not make the interest payment due on its Subordinated Notes on November 1, 1999. On August 20, 1999 BancBoston demanded immediate payment in full of all amounts outstanding under the Subordinated Notes. Thereafter BancBoston sued the Company for such payment. A settlement of this suit is currently being negotiated.

     On June 9, 1998, the Company sold to Dynex at par $3 million of its 12% Convertible Senior Notes due 2003 (the "Senior Notes"). Dynex claims that the Senior Notes are now in default due, among other things, to the impairment of the Stock Option, an assertion which the Company disputes. To date, the Company has made all interest payments due on the Senior Notes.

     On June 9, 1998, William O. Winsauer, Chief Executive Officer and Chairman of the Board of Directors of the Company (the "Board"), Adrian Katz, Chief Operating Officer, Chief Financial Officer and Vice Chairman of the Board and John S. Winsauer, Secretary and a member or the Board (collectively, the "Shareholders"), entered into a Stock Option Agreement (the "Stock Option Agreement") with Dynex Holding, Inc. ("Dynex Holding") wherein the Shareholders granted to Dynex Holding an option (the "Option") to purchase all of the shares of the Company's common stock owned by the Shareholders (approximately 85% of the Company's current outstanding common stock) at a price of $6.00 per share. As a result of the termination by Dynex of its obligations under the Funding Agreement, the Shareholders have terminated the Option granted under the Stock Option Agreement. See Part II, Item 1-"Legal Proceedings".


     Securitization  Program.

     In June 1999, Moody's reaffirmed its ratings on the senior certificates in the Company's outstanding rated securitizations as follows:

------------------------------------------------------  ------
                       SECURITY                         RATING
------------------------------------------------------  ------

26,261,009  7.23% Class A Certificates, Series 1995-A  B3

16,563,366  7.15% Class A Certificates, Series 1996-A  Caa2
17,832,885  7.73% Class A Certificates, Series 1996-B  Caa2
22,296,719  7.45% Class A Certificates, Series 1996-C  Caa2
25,000,000  7.37% Class A Certificates, Series 1996-D  Caa2

25,794,194  7.78% Class A Certificates, Series 1997-A  B3


     Whole Loan Sales. On July 16, 1999, the Company sold 490 loans with a principal balance of $5,960,346 to Crescent Bank at 84% of the outstanding principal balance. Such loans were written down to market value prior to June 30, 1999 by a charge to other operating expenses. The purchase price was $5,006,690. The Company received proceeds of $4,956,624 after deducting a 1% commission of $50,066.

     The Company expects to sell additional loans with a principal balance of approximately $450,000 at 70% of the outstanding principal balance. Such loans were written down to market value prior to September 30, 1999 by a charge to other operating expenses.

     Preferred Stock. Because the Company is not in compliance with certain of the financial covenants relating to its Subordinated Notes, the Company did not pay the quarterly dividend on its Preferred Stock

                                    -- 24 --
otherwise payable on each of March 31, 1999, June 30, 1999 and September 30, 1999. As dividends on the Preferred Stock are in arrears for two quarterly dividend periods, holders of the Preferred Stock have exercised their right to call a special meeting of the Preferred Stock holders for the purpose of electing two additional directors to serve on the Company's Board until such dividend arrearage is eliminated. Such meeting was held on October 1, 1999; however, because a quorum of preferred shareholders did not attend or provide proxies for the meeting, no additional directors were elected. See Part II, Item 3-"Submission of Matters to a Vote of Security Holders". In addition, certain changes that could materially affect the holders of Preferred Stock, such as a merger of the Company, cannot be made without the affirmative vote of the holders of two-thirds of the shares of Preferred Stock, voting as a separate class. The Preferred Stock ranks senior to the Common Stock with respect to the payment of dividends and amounts upon liquidation, dissolution or winding up.

IMPACT  OF  INFLATION  AND  CHANGING  PRICES

     Because the Company is not currently originating or selling loans and because the Company's finance contracts and borrowing are fixed rate instruments, the Company does not believe that inflation and changing prices has a material effect on its financial condition or results of operations.

IMPACT  OF  NEW  ACCOUNTING  PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires than an entity recognize all derivatives as either assets or liabilities in its balance sheet and that it measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) is dependent upon the intended use of the derivative and the resulting designation. SFAS No. 133 generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (i) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (ii) the earnings effect of the hedged forecast transaction. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, as amended, although earlier application is encouraged. The Company plans to comply with the provisions of SFAS No. 133 upon its initial use of derivative instruments. As of September 30, 1999, no such instruments were being utilized by the Company. The Company does not believe the implementation of SFAS No. 133 will have a material effect on its consolidated financial statements.

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

                                    -- 25 --

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

RISKS  ASSOCIATED  WITH  FORWARD  LOOKING  STATEMENTS

     The statements contained in this document that are not historical facts are forward looking statements. Actual results may differ from those projected in the forward looking statements. These forward looking statements involve risks and uncertainties, including but not limited to the following risks and uncertainties: changes in the performance of the financial markets, in the demand for and market acceptance of the Company's loan products, and in general economic conditions, including interest rates, the presence of competitors with greater financial resources and the impact of competitive products and pricing; the effect of the Company's policies; and the continued availability to the Company of adequate funding sources. Investors also are directed to other risks discussed in documents filed by the Company with the SEC.

                                    -- 26 --

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

     On February 8, 1999, the Company, AutoBond Master Funding Corporation V, a wholly-owned subsidiary of the Company ("Master Funding V"), William O. Winsauer, the Chairman and Chief Executive Officer of the Company, John S. Winsauer, a Director and the Secretary of the Company, and Adrian Katz, the Vice-Chairman, Chief Financial Officer and Chief Operating Officer of the Company (collectively, the "Plaintiffs") commenced an action in the District Court of Travis County, Texas (250th Judicial District) against Dynex and James Dolph (collectively, the "Defendants"). This action is hereinafter referred to as the "Texas Action". The Company and the other Plaintiffs assert in the Texas Action that Dynex breached the terms of the Funding Agreement. Such breaches include delays and shortfalls in funding the advances required under the Funding Agreement and ultimately the refusal by Dynex to fund any further advances under the Funding Agreement. Plaintiffs also allege that Dynex and Mr. Dolph conspired to misrepresent and mischaracterize the Company's credit underwriting criteria and its compliance with such criteria with the intention of interfering with and causing actual damage to the Company's business, prospective business and contracts. The Plaintiffs assert that Dynex' funding delays and ultimate breach of the Funding Agreement were intended to force the Plaintiffs to renegotiate the terms of their various agreements with Dynex and related entities. Specifically, the Plaintiffs assert that Dynex intended to force the Company to accept something less than Dynex' full performance of its obligations under the Funding Agreement. Further, Dynex intended to force the controlling shareholders of the Company to agree to sell their stock in the Company to Dynex or an affiliate at a share price substantially lower than the $6.00 per share price specified in the Stock Option Agreement, dated as of June 9, 1998, by and among Messrs. William O. Winsauer, John S. Winsauer and Adrian Katz (collectively, the "Shareholders") and Dynex Holding, Inc. Plaintiffs in the Texas Action request declaratory judgement that (i) Dynex has breached and is in breach of its various agreements and contracts with the Plaintiffs, (ii)
Plaintiffs have not and are not in breach of their various agreements and contracts with Defendants, (iii) neither the Company nor Master Funding V has substantially or materially violated or breached any representation or warranty made to Dynex, including but not limited to the representation and warranty that all or substantially all finance contracts funded or to be funded by Dynex comply in full with, and have been acquired by the Company in accordance with, the Company's customary underwriting guidelines and procedures; and (iv) Dynex is obligated to fund the Company in a prompt and timely manner as required by the parties' various agreements. In addition to actual, punitive and exemplary damages. The Texas Action has been set for trial on January 24, 2000. Dynex' motion to dismiss the Texas Action was denied by the court.

     On March 1, 1999, the Plaintiffs filed an application in the Texas Action for a temporary injunction enjoining Dynex (i) from continuing to suspend or withhold funding pursuant to the Funding Agreement, (ii) from removing or attempting to remove the Company as servicer, and (iii) from making any further false or defamatory public statements regarding the Plaintiffs. On August 26, 1999 the court denied the Company's application on points (i) , (ii) and (iii) while granting Dynex' request for a temporary injunction removing the Company as servicer. Following the posting by Dynex of a bond in the amount of $1,000,000, the Company surrendered servicing on those contracts financed by Dynex.

     On February 9, 1999, Dynex commenced an action against the Company in the United States District Court for the Eastern District of Virginia (Richmond District) (the "Virginia Action") seeking declaratory relief that Dynex is (i) not obligated to advance funds to Master Funding V under the Funding Agreement because the conditions to funding set forth in the Funding Agreement have not been met, and (ii) entitled to access to all books, records and other documents of Master Funding V, including all finance contract files. Specifically, Dynex alleges that as a result of a partial inspection of certain finance contract files by Mr. Dolph and Virgil Baker & Associates in January 1999, Dynex concluded that a significant number of such contracts contained material deviations from the applicable credit criteria and procedures, an apparent

                                    -- 27 --
breach of the Funding Agreement. Dynex also alleges that on February 8, 1999, the Company refused to permit Mr. Dolph and representatives from Dynex access to the books, records and finance contract files of the Company. Dynex concludes that as a result of such alleged breaches, it is not obligated to provide advances under the Funding Agreement. Dynex also seeks to recover damages resulting from the Company's alleged breach of the parties' various agreements, which alleged breach the Company vigorously denies. The Company, Messrs. William O. Winsauer, John S. Winsauer and Adrian Katz filed a responsive pleading on March 25, 1999. The Virginia Action (including the matters transferred in the New York Action (discussed below)), by a judge's order dated May 19, 1999, was transferred to Texas federal court.

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

     On August 31, 1999 the court ordered servicing to be transferred from the Company to a third party servicer. The Company will continue to receive servicing fees on the loans through September 30, 1999. Discovery is ongoing and trial is set for January 24, 2000.

     In March 1998, after Progressive Northern Insurance ("Progressive") purported to cancel the vendor's single interest ("VSI") and deficiency balance insurance policies issued in favor of the Company (collectively, the "Policies"), the Company sued Progressive, its affiliate United Financial Casualty Co. and their agent in Texas, Technical Risks, Inc. in the District Court of Harris County, Texas. The action seeks declaratory relief confirming the Company's interpretation of the Policies as well as claims for damages based upon breach of contract, bad faith and fraud. The Company has received the defendants' answers, denying the Company's claims, and discovery is proceeding. Progressive stopped paying claims during the second quarter of 1998. As a result of the attempt by Progressive to cancel its obligations and its refusal to honor claims after March 1998, the Company has suffered a variety of damages, including impairment of its retained interests in securitizations. The Company is vigorously contesting the legitimacy of Progressive's actions through litigation. Although a favorable outcome cannot be assured, success in the litigation could restore at least some of the value of the Company's interests in such securitizations. Conversely, if the court were to uphold Progressive's position, further impairment of the Company's interests could occur, resulting in an adverse effect on the Company's financial position, results of operations and cash flows. This matter is currently set for trial during the month of November, 1999.

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

     As a consequence of the Company's efforts to reduce expenses, the Company contacted Norwest Bank, National Association, ("Norwest") and initiated dialogue to voluntarily transfer servicing on several of its outstanding securitizations. As part of its voluntary process the Company wanted to receive all appropriate fees and expenses due to it in its capacity as servicer. Negotiations to that end were underway when on October 21, 1999, Norwest in its capacity as trustee of the four securitization trusts sponsored by the Company during 1996 (the "1996 Trusts"), commenced an action against the Company in the District Court of Travis County, Texas (126th Judicial District) (the "Norwest Action"). Norwest, as trustee, alleged that the Company had breached the terms of its various agreements among the Company, each of the 1996 Trusts and Norwest relating to the Company's role as servicer, administrator and collection agent. Specifically, Norwest alleged that the Company failed to cooperate fully in the transfer of servicing, administration, and collection responsibilities to a successor servicer. Norwest sought injunctive relief

                                    -- 28 --
requiring the Company to (i) cease all servicing, administration and collection activities with respect to the 1996 Trusts, (ii) turn over all records and files relating to the 1996 Trusts and the finance contracts pledged thereto to the successor servicer and (iii) notify all obligors under the individual finance contracts pledged to the 1996 Trusts that effective immediately, all payments and inquiries regarding the finance contracts should be directed to the successor servicer and not to the Company. Thereafter, the Company reached agreement with Norwest as to the voluntary transfer of servicing under the 1996 Trusts, and an agreement with respect to the appropriate payment of fees and expenses to the Company by Norwest.

     A suit naming the Company and William O. Winsauer, Adrian Katz and John S. Winsauer (in their capacities as controlling shareholders of the Company) as defendants (the "Defendants") was filed in the United States District Court for the Western District of Texas (Austin Division) by Bruce Willis (the "Plaintiff"), a holder of the Company's Preferred Stock. The suit alleged, among other things, that the Defendants violated Section 10(b) of the Securities and Exchange Act of 1934 (and Rule 10b-5 promulgated thereunder) in failing to disclose adequately and in causing misstatements concerning the nature and condition of the Company's financing sources. The suit also alleged that such actions constituted statutory fraud under the Texas Business Corporation Act, common law fraud and negligent misrepresentation. On August 17, 1999, the court dismissed the federal securities laws claims with prejudice and dismissed certain state law claims without prejudice to refile in state court.

                                    -- 29 --

ITEM  2.  CHANGES  IN  SECURITIES  AND  USE  OF  PROCEEDS

     None

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     At September 30, 1999 the Company did not meet certain of its financial covenants, which failure constitutes an event of default on the Subordinated Notes. The ability of the company to meet such covenants is dependent upon future earnings. The Company did not make the interest payments due November 1, 1999 on its Subordinated Notes. BancBoston has not formally accelerated the Subordinated Notes, however if such acceleration were made, BancBoston could declare such amounts immediately due.

     Dynex has purportedly accelerated all amounts due under the Senior Note Agreement dated June 9, 1998, by and between Dynex and the Company. The Company disputes such purported acceleration.

      Because the Company is not in compliance with certain of the financial covenants relating to its Subordinated Notes, the Company did not pay the quarterly dividend on its Preferred Stock otherwise payable on each of March 31, 1999, June 30, 1999 and September 30, 1999. Because dividends on the Preferred
Stock are in arrears for two quarterly dividend periods, holders of the Preferred Stock exercised their right to call a special meeting of the Preferred Stock holders for the purpose of electing two additional directors to serve on the Company's Board until such dividend arrearage is eliminated. Such meeting was held on October 1, 1999; however, because a quorum of preferred shareholders did not attend or provide proxies for the meeting, no additional directors were elected. See Part II, Item 3- "Submission of Matters to a Vote of Security Holders". In addition, certain changes that could materially affect the holders of Preferred Stock, such as a merger of the Company, cannot be made without the affirmative vote of the holders of two-thirds of the shares of Preferred Stock, voting as a separate class. The Preferred Stock ranks senior to the Common Stock with respect to the payment of dividends and amounts upon liquidation, dissolution or winding up.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

On July 13, 1999, the Company's Board of Directors approved an amendment to the Company's by-laws, increasing the maximum number of directors to nine, in order to accommodate the right of the holders of the Company's Preferred Stock to designate two additional directors, for so long as two quarterly dividend payments on such Preferred Stock remain unpaid. As of September 30, 1999, the Company had not paid quarterly dividends due on each of March 31, 1999, June 30, 1999 and September 30, 1999.

A special meeting of the Company's preferred shareholders was held on October 1, 1999 at the Company's headquarters in Austin, Texas. Of the 1,125,000 shares of preferred stock outstanding, less than 50% of such shares were present in person in the meeting. Because the number of shares voted was insufficient to constitute a quorum, no additional directors were elected to the Company's Board at the Special Meeting.

ITEM  5.  OTHER  INFORMATION

     On August 10, 1999, the Company received notice from NASDAQ-AMEX that the Company may have fallen below certain of the AMEX' continued listing guidelines. Thereafter, NASDAQ-AMEX took steps to delist the Company's common and preferred shares. The last day that the Company's common and preferred shares were traded on NASDAQ-AMEX was October 5, 1999.

     On September 3, 1999, the Company announced that Adrian Katz had informed the Company of his intent to resign as Vice-Chairman, Chief Operating Officer and Chief Financial Officer on or before December 31, 1999.

                                    -- 30 --

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



(B)     Reports  of  Form  8-K

     None.


                                    -- 31 --

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 12, 1999.


                         AUTOBOND ACCEPTANCE CORPORATION
                         -------------------------------


                                          BY:__/S/ WILLIAM O. WINSAUER
                                            ------------------------------------

                                      WILLIAM O. WINSAUER, CHAIRMAN OF THE BOARD
                                                     AND CHIEF EXECUTIVE OFFICER

                                    BY:__/S/ ADRIAN KATZ
                                      ------------------------------------------

                                        ADRIAN KATZ, VICE CHAIRMAN OF THE BOARD,
                                                     CHIEF OPERATING OFFICER AND
                                                         CHIEF FINANCIAL OFFICER

                                    -- 32 --