Form 10-KT
period 2000-09-30
AUTOBOND ACCEPTANCE CORP
filed 2000-12-19
CIK 1014747

                              WASHINGTON, DC 20549
                                    FORM 10-K

(Mark One)

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE  ACT  OF  1934


                                       OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE  ACT  OF  1934

      For the transition period from January 1, 2000 to September 30, 2000

                        COMMISSION FILE NUMBER 000-21673
                         AUTOBOND ACCEPTANCE CORPORATION
             (Exact name of registrant as specified in its charter)






                            TEXAS                            75-2487218


                (State or other jurisdiction               (I.R.S. Employer
              of incorporation or organization)            Identification No.)


         1512 WEST 35TH STREET CUT-OFF, AUSTIN, TEXAS             78731


          (Address of principal executive offices)              (Zip Code)




       Registrant's telephone number, including area code: (512) 472-3600
           Securities registered pursuant to Section 12(b) of the Act:

Title of class                            Name of each exchange on which registered
----------------------------------------  -----------------------------------------
COMMON STOCK, NO PAR VALUE PER SHARE      OVER THE COUNTER

15% SERIES A CUMULATIVE PREFERRED STOCK,
NO PAR VALUE PER SHARE                    OVER THE COUNTER



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   No X
                                             --   --

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $155,585 on September 30, 2000
                                                 _____________

FOOTNOTE: 1 Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers, directors and five percent, shareholders of the registrant, without conceding that all such persons are "affiliates" of the registrant for purposes of the Federal securities laws.

As of October 31, 2000 there were 5,962,561 shares of the registrant's Common Stock, no par value, and 1,073,500 of the registrant's 15% Series A Cumulative Preferred Stock, no par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                TABLE OF CONTENTS

PART I...................................................................................................1

   ITEM  1.     BUSINESS.................................................................................1
   ITEM  2.     PROPERTIES...............................................................................6
   ITEM  3.     LEGAL  PROCEEDINGS.......................................................................7
   ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................7

PART II..................................................................................................8

   ITEM  5.     MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS....................8
   ITEM  6.     SELECTED  FINANCIAL  DATA................................................................8
   ITEM  7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS....9
   ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................16
   ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................16
   ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE....16

PART III................................................................................................16

   ITEM 10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT................................16
   ITEM 11.     EXECUTIVE  COMPENSATION.................................................................18
   ITEM 12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT......................19
   ITEM 13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS......................................20

PART IV.................................................................................................22

   ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K..........................22

SIGNATURES..............................................................................................23

     This transition report on Form 10-K (the "Transition Report") constitutes the annual report of AutoBond Acceptance Corporation, a Texas corporation (the "Company") for the nine month period ended and as of September 30, 2000, and accomplishes the change in the Company's fiscal year to September 30.

                                     PART I

ITEM  1.     BUSINESS

RECENT DEVELOPMENTS

     On June 9, 2000, the litigation between Dynex Capital, Inc. ("Dynex") and the Company was settled, with Dynex paying $20 million to the Company and agreeing to the cancellation of $3 million of notes issued by the Company. Through October 31, 2000, the Company has applied proceeds from the Dynex settlement to the retirement of indebtedness, the payment of fees and expenses related to the litigation, salaries and compensation expenses, auditing expenses and certain investments related to the Company's establishment of a private investment fund, as more fully discussed below. The Company reached agreement with Fleet/Bank Boston, the holder of the Company's remaining long-term debt, and a final payment of $6,500,000 was made to Bank Boston on July 27, 2000.

         The Company has moved its headquarters in Austin Texas from 100 Congress to 1512 West 35th Street Cutoff and is also maintaining an office at Agility Capital Inc., 750 Washington Boulevard, 5th Floor, Stamford, Connecticut 06901. The Company currently has 5 employees. In July 2000, the Board of Directors of the Company approved changing the Company's name to Agility Capital, Inc. ("Agility Capital") and the adoption of a new business plan. As Agility Capital, the Company will pursue revenues by acting as an advisor to, and investor in, new economy ventures through the establishment of one or more investment funds. In connection with this strategy, the Company has hired Thomas Blinten as the new President of the Company. Mr. Blinten has been a director of the Company since 1996 and has 18 years experience in investment banking, with recent experience in starting, financing, and managing Internet-related businesses.

GROWTH  AND  BUSINESS  STRATEGY

         The Company is in the process of raising, pursuant to a private placement, a $50,000,000 venture capital investment fund with a projected 10-year term, to be called the Agility Capital Fund, LLC (the "Fund"). The Fund will sell and issue membership interests to accredited and institutional investors. The Company will invest in such interests and will also serve as the managing member and the initial advisor to the Fund. The Fund will invest in early stage, privately held companies operating in the e-commerce business services/internet, information technology and services, new media, enterprise and application software, and communications industries. On a select basis, later stage companies in other industries may also be considered.

         The Fund's business model is to invest in companies that can benefit from the collective operating and financial experience of the Fund's managers and its advisors. The management and advisory team's business and industry experience and professional relationships will be relevant to the industries targeted and will be used to help the Fund achieve significant and timely venture capital rates of returns.

         In addition to providing growth capital to a selected group of companies, the Fund will provide these companies ("Portfolio Companies") with access to a network of contacts to help them anticipate and address challenges when they arise and help accelerate their path to profitability. The Fund can also provide Portfolio Companies with access to technology strategy and software development resources via its proposed relationship with a technological consulting and development firm, as well as management recruiting services through the Fund's proposed association with an executive recruitment firm. Portfolio Companies will be provided with access to marketing, advertising, and communication expertise to help them develop marketing strategies to build brand awareness in the digital marketplace through the Fund's association with a founder and former President of one of the largest advertising and communications agencies in the US. Access to significant debt and equity funding resources to help further portfolio company growth will be facilitated through the Fund's management team's extensive contacts in the financial community. Additionally, Portfolio Companies will have access to state of the art business, technology and consumer market intelligence through the Fund's association with a leading provider of business technology research, consumer and market intelligence and decision making tools.

The Fund's Vision and Mission

         In the past several years, the venture capital industry in the United States has experienced dramatic growth, both in terms of the number of venture capital funds operating and the amount of venture capital under management. As a result of this growth many venture capital funds have elected to concentrate on making investments in later-stage, well developed companies that require large amounts of investment capital. Consequently, many deserving, less mature, early-stage companies are finding it difficult to find venture capital funds that are willing to invest more modest amounts while providing the hands-on attention they need to help them successfully grow and reach profitability. Consequently, the Fund believes many early stage companies in its targeted industries are under served by the venture capital industry.

         The Fund intends to take advantage of these conditions by identifying and investing in companies where the Fund can leverage its resources and help these companies create substantial value in accelerated timeframes, and produce investment returns for the Fund and its investors in excess of those which could be expected in alternative investment vehicles. These goals will be achieved by combining the talent, resources, and experiences of the Fund Manager and its network of personal and professional relationships with the talent, resources, and experiences existing in the Portfolio Companies.

         The Fund intends to reach its goals by:

    -Focusing its activities on private companies in the e-commerce business services/internet, information technology and services, new media, enterprise and application software, and communications industries.

    -Identifying significant venture investment opportunities based upon the quality and depth of the Fund's management, advisors, portfolio company management and business and professional relationships.

    -Providing Portfolio Companies with advice based upon the experience, contacts, and leadership of the Fund's management team.

    -Providing Portfolio Companies with assistance in raising equity capital, obtaining bridge and mezzanine financings and developing various buy-out structures, re-capitalization's, and with securing international investments.

    -Assisting Portfolio Companies to anticipate and address various operational problems by providing them with access to the Fund's network of advisors and service providers.

         Internet and digital technologies and their industrial support systems are currently experiencing explosive growth that will significantly affect and permanently alter dozens of industries worldwide over the next few decades. Because of this rapid growth and a highly competitive environment, companies with unique technologies and solutions need to be able to quickly achieve leadership positions by accelerating the development and commercialization of their offerings, and getting them to market faster.

         Venture capital is increasingly being targeted at later stage companies that require larger size amounts of investment capital, creating a gap in available financing sources between "angel" investors and large venture capital funds. Many of the entrepreneurial companies that could benefit from the Fund's value-added services are start-up or early stage companies that cannot qualify for consideration by larger venture capital funds and are too technical or require more handholding than "angel" investors want or are able to provide. The Fund will focus its activities on identifying and investing in companies that fall into this gap.

Portfolio Strategy

         The Fund's objective is to create partnerships with its Portfolio Companies by not only providing capital, but also by actively providing useful advice and resources in the areas contributing to the development, execution, and operations of the company. In doing so, the Fund will constantly monitor its investments and assist Portfolio Companies to achieve greater efficiencies, accelerating their path to profitability and success. The Fund will encourage and promote all forms of synergies between the management teams of the Fund and the Portfolio Companies, including the sharing of management experience, legal and financial resources, and marketing, business development and technology advice. We believe our investment model has significant advantages over traditional venture capital funds because of our investment selection criteria and the collective knowledge, industry experience, and business contacts we will make available to our Portfolio Companies.

         The selection of a prospective Portfolio Company investment will be done carefully with an eye toward choosing companies that possess the characteristics and people with the greatest potential to succeed and the opportunity to become industry leaders. The Fund Manager will employ a research-based investment strategy, driven by a bottom-up analysis designed to identify emerging technology companies in high growth potential, technology-driven markets. After the investment is made, the Fund Manager plans to use its resources to add value to Portfolio Companies during the period when they have the best opportunity to rapidly create increased market value. This period often coincides with the period the prospective Portfolio Company is developing its product or service offering and its validation in the marketplace. Generally, this period of opportunity occurs when the prospective Portfolio Company is still privately held, and continues until its value is recognized by the market and it is acquired by another company at a premium or it has its initial public offering. The Fund Manager's investment committee, consisting of all the executive management of the Fund Manager (the "Investment Committee") will be responsible for all of the Fund's investment decisions, with each investment decision requiring the unanimous approval of the Investment Committee. The Fund's primary focus is to invest in early stage companies, but we may choose to consider more developed, and even public, companies if the investment thesis is compelling and the Fund's involvement is deemed to add value to the opportunity.

The Investment Committee's primary investment selection criteria will emphasize companies that have:

    -Unique technologies or solutions, which offer a competitive advantage.

    -Technology teams with the proven ability to successfully commercialize their concepts.

    -Large and growing market opportunities. Preference will be given to companies that have the potential to dominate their target markets.

    -A compelling, well articulated and proven business model that is sustainable.

    -A management team that displays entrepreneurial leadership, proven skills, a successful track record and relevant business experience, or a willingness to bring in professional management.

         The Fund expects that most of its investment opportunities will come principally from three areas: the Fund's network of professional and business relationships and its relationships with industry leaders, entrepreneurs, and legal, accounting, consulting, and executive recruiting firms, the network of professional, business and investor contacts of its Portfolio Companies, and from venture capital funds concentrating on later stage investments that see the Fund as a source for future investments.

         In addition to the management team comprised of the Company's current executive management, the Fund will have an active Advisory Board comprised of individuals from a wide variety of backgrounds who can be accessed for expert advice on matters that are relevant to the success of the Fund's Portfolio Companies. In addition, the Fund's investment team and contacts will seek to assist Portfolio Companies in locating significant debt and equity resources through access to leading venture capitalists, as well as Wall Street and regional investment and merchant banks.

Overview and Diversity of Investments

         The Company expects that the size of most of the Fund's investments will be less than those of the typical venture capital fund, but greater than those made by the typical "angel" investor. Accordingly, each of the Fund's initial investments will generally range between $100,000 and $3,000,000 (with not more than 15% of the Fund's of such committed capital invested in a single Portfolio Company). Follow-on investments may be made in Portfolio Companies that are reaching agreed upon milestones.

         The Fund anticipates investing in approximately 10 to 15 Portfolio Companies, assuming the Fund raises $50,000,000 in its offering. The Fund's investment criteria is designed to produce a diversified investment portfolio.

Initial Investments

         Prior to the initial closing of the Fund, the Company has and may advance funds on behalf of the Fund to make investments which meet the Fund's investment criteria. At the election of the Company, as Fund Manager, such investments will be transferred to the Fund in return for the repayment of such advances, without interest, for Class A Membership Interests in an amount equal to the amount of funds advanced, or a combination of the two.

         As of October 31, 2000, the Company, in anticipation of their transfer to the Fund, has made investments (aggregating approximately $1.2 million) in the following:

                  - a company that provides software technology that enables distribution and synchronization of image intensive data for the advertising industry. This company's flagship offering is a proprietary distributed database product that links together industry participants, enabling business transactions and the distribution and synchronization of image intensive data. In this regard, the product acts in many ways like an Applications Service Provider ("ASP"), but is not limited or tied to the Internet. This service can be used real-time, on-line or downloaded to a user's network, where the distributed database will be updated automatically for data changes made by any user.

                  -an e-Messaging software company delivering technologies that can significantly increase the probability of recipient's action when receiving email, instant messages or other forms of electronic communications. This Company's intelligent solution provides ISPs and hosting companies the ability to generate annuity revenues in areas previously impossible. Their patent-pending solution has significant applications in the broadband and wireless sectors and can scale as these bandwidths increase their market share.

                  -an investment fund that co-invests in private venture-stage companies with whom the principals of the fund have business or professional relationships. This fund's investments will be made in conjunction with top-tier venture capital funds, strategic corporate investors, and senior management teams. The fund is premised upon the belief that in the world of venture capital, relationships and successful deal flow are even more critical than in the public markets and that access to venture opportunities is based on the quality and depth of business and professional relationships.

         The Company's current investments through this fund include (a) a global services marketplace that allows businesses to transact, develop and deliver services including software programming, graphic design, translation and transcription, all developed remotely and delivered on-line, and (b) an Internet infrastructure company that provides an entirely new class of lightweight, collaborative applications through a proprietary platform whose applications can be created and used by knowledge workers and delivered to the inbox or browser, enabling people to assemble, communicate, and collaborate independent of time, location, and computing platform.

Exit Strategies for Investments

         The Fund will seek to realize returns from its investments through a variety of exit strategies including, but not limited to: (i) a sale of a Portfolio Company or the Fund's investment to a strategic or financial buyer and
(ii) an initial public offering ("IPO"). Generally, it is expected that the Fund will not be able to achieve liquidity until the end of a "lock-up" period, generally 180 days following an IPO.

Investment Monitoring; Board of Directors of Portfolio Companies

         The Fund expects to be involved on a strategic level with all of its Portfolio Companies. Unless it will benefit the Fund, the Fund does not expect to be active in the day-to-day operations of its Portfolio Companies. Depending on the circumstances, the Fund may make controlling or non-controlling investments in a Portfolio Company, and the Fund may or may not be represented on its board of directors. In the event that the Fund does appoint a director to the board of directors of a Portfolio Company, such directors may include the advisors, officers or directors of the Company, members of the Fund's Board of Advisors, investors, or upon the advice of the Fund, outside business executives that are capable of adding significant value to the Portfolio Company.

Management Fee and Carried Interest

         It is currently proposed that for managing the Fund, the Company as Fund Manager will receive an annual management fee equal to 2.5% of committed capital through year five. Such annual management fee will decline .10% each year thereafter, but not less than 2%. In addition, it is currently proposed that the Fund Manager will be entitled to receive a carried interest fee equal to 20% of the net profit from the Fund's investments, with the remaining 80% allocated to the members in accordance with their ownership percentages.

Assignment of Fund Management Responsibilities to Management Company

         The Company may assign, or may be required by the Fund's Members to assign, all or a portion of the Company's investment advisory, management and/or administrative responsibilities to an affiliated "Management Company" and assign to such management company the right to receive all or any portion of the management fees otherwise payable to the Company.

Expenses

         The Company, as the Fund's Managing Member, will pay all ordinary administrative and overhead expenses related to managing, originating and monitoring investments, including salaries, rent, equipment, administrative expenses which are incurred by the Fund Manager and the Managing Member (to the extent not reimbursed by a Portfolio Company) in connection with the operation of the Fund or an investment by the Fund. The Fund will pay all other costs and expenses relating to its activities (to the extent not reimbursed by a Portfolio Company), including the management fees, legal, auditing, consulting and accounting expenses (including expenses associated with the preparation of Fund financial statements, tax returns and K-1s), expenses of the Advisory Board and meetings of the Members (annual or special), insurance and other expenses associated with the acquisition, holding and disposition of its investments, all third-party expenses in connection with transactions not consummated, and extraordinary expenses (such as litigation, if any).

Risks Associated with the Company's New Business Plan

Failure to Establish the Fund

         The Company's management is using its best efforts to raise the capital necessary to establish the Fund as a viable venture. The Company has engaged a securities broker/dealer to serve as placement agent, assembled an initial advisory board and engaged the services of two consultants. However, market conditions for private equity funds are challenging, competitive and volatile. Accordingly, there can be no assurance that the Company will be successful in establishing the Fund. If the Fund cannot be established within a reasonable timeframe, the Company's capital resources would eventually be strained and the Company could be unable to monetize the investments currently made in anticipation of their conveyance to the Fund.

Establishment of the Fund on Terms Different From Those Proposed

         In order to accomplish the establishment of the Fund on terms acceptable to investors in the Fund, it may be necessary to amend certain of the proposed terms of the Fund. In particular, the size of the Fund may be reduced, the Company may be precluded from selling certain investments to the Fund, the amount of the management fee or 20% carry payable to the Company may be reduced or delayed, and/or the Company may be required to assume a greater share of placement agency fees. Such modifications could have an adverse effect on the profitability of the Fund for the Company.

Sharing of Management Fees with Managers

         The success of the Fund will primarily depend upon the efforts of individuals designated by the Company, in its capacity as Fund Manager, to manage the Fund's investments. The Company expects that the attraction and continued retention of qualified individuals will require compensating these individuals through the utilization of substantially all of the management fees received by Company, as well as the reallocation to such individuals of a portion of the Company's 20% share of the Fund's net profits. Therefore, even if the Fund is successfully established, there can be no assurance as to the ultimate revenues available for the Company's shareholders.

Risks Associated with Portfolio Investments

         Identifying and participating in attractive investment opportunities and assisting in the building of successful young enterprises is difficult. There is no assurance that the Fund's investments will be profitable and there is a risk that the Fund's losses and expenses will exceed its income and gains. There generally will be little or no publicly available information regarding the status and prospects of Portfolio Companies or other private equity investments. Many investment decisions by the Fund Manager will be dependent upon the ability of its officers and agents to obtain relevant information from non-public sources. The marketability and value of each investment will depend upon many factors beyond the Fund Manager's control. The Fund may be represented by representatives of the Managing Member or the Fund Manager on a Portfolio Company's board of directors, although this cannot be assured and each Portfolio Company will be managed by its own officers (who may not be affiliated with the Fund, the Managing Member or the Fund Manager. Portfolio Companies may have substantial variations in operating results from period to period, face intense competition, and experience failures or substantial declines in value at any stage. The public market for high technology and other emerging growth companies is extremely volatile. Such volatility may adversely affect the development of Portfolio Companies, the ability of the Fund to dispose of investments, and the value of investment securities on the date of sale or distribution by the Fund.

         In particular, the receptiveness of the public market to initial public offerings by the Fund's Portfolio Companies may vary dramatically from period to period. An otherwise successful Portfolio Company may yield poor investment returns if it is unable to consummate an initial public offering at the proper time. Even if a Portfolio Company effects a successful public offering, the Fund may be subject to contractual "lock-up," securities laws or other restrictions which may, for a material period of time, prevent the Fund or the Class A Members from disposing of the Portfolio Company's securities. Generally, the investments made by the Fund will be illiquid and difficult to value, and there will be little or no collateral to protect an investment once made. At the time of the Fund's investment, a Portfolio Company may lack one or more key attributes necessary for success (e.g., proven technology, marketable product, complete management team, or strategic alliances). In most cases, investments will be long term in nature and may require many years from the date of initial investment before disposition. The Fund Manager will seek some investments that may yield short-term returns, but this cannot be assured.

         Although investments in Portfolio Companies by the Fund may occasionally generate some current income, the return of capital and the realization of gains, if any, from a Portfolio Company investment generally will occur only upon the partial or complete disposition of such investment. Although a Portfolio Company investment may be sold at any time, it is not generally expected that this will occur for a number of years after the Portfolio Company investment is made. Factors such as overall economic conditions, the competitive environment, the public market for initial public offerings, and the availability of potential acquirers, may shorten or lengthen the Fund's holding period. In addition, it is unlikely that there will be a public market for the securities held by the Fund at the time of their acquisition. The Fund will generally not be able to sell its Portfolio investments or its own securities unless their sale is registered under applicable securities laws, or unless an exemption from such registration requirements is available.

Highly Competitive Market; Limited Investment Opportunities

         The activity of identifying, completing and realizing on attractive private equity investments is highly competitive, and involves a high degree of uncertainty.

         The success of the Fund may be influenced by other venture capital funds, which now exist or may be established in the same geographic location. In seeking attractive investment opportunities, the Fund may compete with other venture capital funds, some of which may have greater resources than the Fund, or be otherwise associated with other prominent executive recruiting firms. There can be no assurance that the Fund will be able to locate and complete investments in Portfolio Companies which satisfy the Fund's objectives or realize upon their values.

No Operating History; Unproven Business Model

         The Fund does not have any operating history, and has not made any investments. While the officers of the Fund Manager have experience with matters relating to private investments, they have no operating experience with respect to an independent private equity fund. In addition, this fund is a relatively new concept and the business model has not yet been successfully proven.

Risk of Limited Number of Investments

         Although the Fund anticipates making between 15 and 30 investments, because of the early stage nature of its investments complete loss of capital in a Portfolio Company is possible. The aggregate return of the Fund may be substantially adversely affected by the unfavorable performance of one or a small number of the Fund's investments.

Additional Financing Needs of Portfolio Companies

         Portfolio companies may need substantial additional capital to support growth or to achieve or maintain a competitive position. Such capital may not be available on attractive terms. The Fund's capital is limited and may not be adequate to protect the Fund from dilution in multiple rounds of Portfolio Company financing. If such financing were to be unavailable or more expensive than anticipated, the Fund's investments could be adversely affected or lost entirely.

Reliance on Portfolio Company Management

         Although the Managing Member and Fund Manager will monitor the performance of each Portfolio Company and provide input at a strategic level, the Fund will rely upon management of each Portfolio Company to operate the Portfolio Companies on a day-to-day basis. While it is the intent of the Fund to invest primarily in companies with proven operating management in place, there can be no assurance that such management will continue to operate successfully. While the Fund will attempt to assist a Portfolio company with finding effective management, there is no guarantee that either the Fund or the Portfolio Company will be successful in acquiring the necessary human resources.

Legal, Tax, Accounting, and Regulatory Risks

         Legal, tax, accounting, and regulatory changes could occur during the term of the Fund that may adversely affect the Fund. For example, from time to time the market for private equity transactions has been adversely affected by adverse public markets, availability of equity and mezzanine financing, and a decrease in the availability of senior and subordinated financing for transactions. In addition, future changes in the accounting rules applicable to corporate partnership transactions may restrict the ability of corporations to achieve off-balance sheet treatment and thereby reduce their interest in pursuing such transactions.

         The Fund anticipates that many of its Portfolio Companies will be internet-based or facilitated. As of October 31, 2000, there were few laws or regulations directed specifically at Internet companies. However, because of the Internet's popularity and increasing use, new laws and regulations may be adopted, including taxes. These laws and regulations may cover issues such as the collection and use of data from Web Site visitors and related privacy issues, pricing, content, copyrights, online gambling, distribution, and the quality of goods and services. The enactment of any additional laws or regulations may impede the growth of the Internet, which could decrease the revenue of Portfolio Companies and place additional financial burdens on them.

MANAGEMENT  INFORMATION  SYSTEMS

         The Company relies on standard accounting software that operates on a personal computer to assist in the maintenance of its records.

EMPLOYEES

         As of September 30, 2000, the Company employed 5 persons.

         There are plans to hire additional personnel as the Company expands and the need arises. The Company believes that its relationship with its employees is satisfactory.

ITEM  2.     PROPERTIES

         The Company has leased approximately 1000 square feet of office space at a monthly rent of $1,100. The Company's headquarters contain the Company's executive offices. The Company maintains an additional office in Stamford Connecticut at a monthly rent of $2,500. Its securitization subsidiaries are incorporated and maintain an office in Nevada.

ITEM  3.     LEGAL  PROCEEDINGS

         In the course of its previous business as a specialty finance company, the Company from time to time has been made a party to litigation involving consumer-law claims. These claims typically allege improprieties on the part of the originating dealer and name the Company and/or its assignees as subsequent holders of the finance contracts. To date, none of these actions have been certified as eligible for class-action status.

         On June 9, 1998, the Company entered into a series of agreements with Dynex Capital, Inc. ("Dynex") whereby Dynex agreed to provide financing to the Company, with such financing to be secured by auto loans underwritten and acquired by the Company. Further, the Company was to service all such loans for a fee. Additionally, the three principal shareholders of the Company granted to an affiliate of Dynex, Dynex Holding, Inc., an option to acquire their stock. In February 1999, Dynex informed the Company that certain alleged "Funding Termination Events" had occurred and that Dynex would no longer honor its obligation to fund the Company as per the parties June 9, 1998, agreements. The Company vigorously disputed Dynex's allegations and, on February 8, 1999, filed suit against Dynex in the Texas case seeking to enforce Dynex's contractual obligations and/or to recover damages resulting from the breach thereof. After a four week jury trial, on March 9, 2000 the jury returned a verdict in favor of the Company. Specifically, the jury found that (a) the Company made no material, knowing or reckless misrepresentations to induce Dynex to enter in the June 9, 1998 agreements between the parties, (b) the Company did not breach its June 9, 1998 agreements with Dynex prior to Dynex's cessation of funding, and (c) Dynex maliciously or negligently made defamatory statements about the Company. Based on these findings, the jury awarded the Company $18.7 million in direct lost profits and approximately $50 million in consequential lost profits. After numerous motions by both parties, the court entered judgment reducing the amount of damages owed to the Company to $23.3 million. Thereafter, on June 9, 2000 the Company entered into a settlement agreement with Dynex, pursuant to which (a) Dynex and the Company released all claims against each other; (b) Dynex paid $20 million to the Company (of which $3.3 million was paid to the Company's Texas trial counsel pursuant to a contingency fee and expense arrangement), (c) Dynex surrendered to the Company 51,500 shares of the Company's preferred stock, (d) Dynex cancelled the Company's indebtedness to Dynex under a $3 million note, and
(e) the Company assigned to Dynex (i) a $1.1 million subordinated note from a securitization in which Dynex held the senior debt, and (ii) the common stock in two securitization subsidiaries in which Dynex held the senior debt.

         In 1998, the Company initiated suit in state court in Houston, Texas against Progressive Northern Insurance Co. arising out of insurance policies issued by Progressive affiliates to the Company. The policies provided deficiency balance coverage and physical damage coverage on automobile loans acquired by the Company and sold into certain securitizations. Progressive contended that there was a cumulative limit on claims under the Deficiency Balance Policy of 88% of the total premiums paid on that Policy, which was contrary to the Company's position. On this point, the Company's position was confirmed by the court. Progressive also contended that it had the right to cancel the Policies, without any refund of the fully-paid premiums, at any time pursuant to 30 days' notice and in fact did so in March 1998. The Company and the securitization trustees disputed this termination as contrary to the terms and understandings reached with Progressive and relied upon by the parties in interest, including the securitization market. This issue was submitted by the court to the jury. After a three week trial in January 2000, the Company failed to win a verdict against Progressive. The Company filed a motion to set aside the verdict based on various legal issues and the court denied this motion and entered a take nothing judgment against the Company. The Company is currently appealing this verdict.

         The Company and Tejas Securities Group, the lead underwriter of the sale in February 1998 of the Company's 15% Series A Cumulative Preferred Stock, have been sued by a former holder of the Preferred Stock. Plaintiff claims that he purchased the Preferred Stock from Tejas in reliance upon alleged representations made by both the Company and Tejas that the financing the Company had in place with Dynex was "secure". Plaintiff has alleged violations of the Texas Securities Act, fraud, negligent misrepresentation, civil conspiracy and violations of the Texas Business and Commerce Code. Plaintiff had previously filed a similar suit in Federal Court against the Company which was dismissed. The Company is vigorously defending this case and anticipates a favorable outcome.

ITEM  4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Due to its limited resources in the year 2000, the Company did not hold an annual meeting of shareholders during the nine months ended September 30, 2000. The Company intends to hold an annual meeting by early 2001.

                                     PART II

ITEM  5.     MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

         On November 8, 1996, the Company's Common Stock was listed for quotation and began trading on the NASDAQ National Market under the symbol "ABND". Prior to such date, the Company's stock was closely held and not traded on any regional or national exchange. On February 27, 1998, the Company's common stock listing was transferred to the American Stock Exchange and began trading under the symbol "ABD". As a result of the Company's deteriorating financial condition, the Company's Common Stock was delisted by the American Stock Exchange and October 5, 1999, was the last day the Company's common and preferred stock was traded on the exchange. The Company's common stock continues to be traded in the over the counter market under the symbol "AUBD". High and low quotations since October 5, 1999 represent bid prices derived from Nasdaq's website and do not reflect retail mark-ups or commissions and may not necessarily represent actual transactions.

    HIGH AND LOW BID SALE PRICES BY PERIOD

                   QUARTER ENDED                         HIGH          LOW
                   March 31, 1998                        8 7/8         2 13/16
                   June 30, 1998                         8 1/4         5 1/8
                   September 30, 1998                    7 15/16       5 3/8
                   December 31, 1998                     5 3/8         $3

                   March 31, 1999                        5             13/16
                   June 30, 1999                         1 3/4         7/8
                   September 30, 1999                    1 3/16        3/32
                   December 31, 1999                     1/4           1/32

                   March 31, 2000                        1             5/32
                   June 30, 2000                         3/4           1/8
                   September 30, 2000                    3/16          1/8

         The transfer agent and registrar for the Common Stock is American Stock Transfer & Trust Company. As of September 30, 2000 the Company had approximately 19 stockholders of record, exclusive of holders who own their shares in "street" or nominee names.

         The Company has not paid and does not presently intend to pay cash dividends on its common stock. The Company anticipates that its earnings for the foreseeable future will be retained for use in operation and expansion of business. Payment of cash dividends, if any, in the future will be at the sole discretion of the Company's Board of Directors and will depend upon the Company's financial condition, earnings, current and anticipated capital requirements, terms of indebtedness and other factors deemed relevant by the Company's Board of Directors. In addition, dividends on the Company's common stock may not be paid until all cumulative dividends in arrears on the Company's preferred stock are paid in full. See "Recent Developments" and "Liquidity and Capital Resources".

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

                                       Nine months Ended                          Year Ended
                                          September 30,                          December 31,
                                      ----------------------- ---------------------------------------------------
                                         1999        2000           1996        1997        1998        1999
                                      (Unaudited)
Statement of operations data:
Interest income                            1,494         237          2,520       4,119       1,499          746
Gain on sale of finance contracts          1,704          (8)        12,820      18,667      17,985        1,533
Servicing fee income                       2,788                        658       1,131       3,222        3,122
Gain on litigation settlement                750      22,583                                                 750
Other income (loss)                          149          35            388        (173)        348          349
                                      ----------- -----------   ----------- ----------- ----------- ------------
Total revenues                             6,885      22,847         16,386      23,743      23,054        6,500
                                      ----------- -----------   ----------- ----------- ----------- ------------
Provision for credit losses                  304                        412         613         100          277
Interest expense                           2,328         898          2,383       3,880       3,117        2,042
Salaries and benefits                      7,530       1,757          4,529       7,357      10,472        8,272
General and administrative                 6,298       6,191          2,331       6,075       6,782        8,052
Impairment of retained interest in
   securitizations                         4,673                                  1,312       9,932        8,908
Other operating expenses                   2,253         243          1,120       2,005       3,422        2,843
                                      ----------- -----------   ----------- ----------- ----------- ------------
Total expenses                            23,386       9,089         10,775      21,242      33,825       30,394
                                      ----------- -----------   ----------- ----------- ----------- ------------
Income (loss) before taxes and
   extraordinary loss                    (16,501)     13,758          5,611       2,501     (10,771)     (23,894)
Provision (benefit) for income taxes        (102)          -          1,926         888      (3,626)        (102)
Extraordinary benefit, net of tax
   benefit                                     -       1,804           (100)          -           -            -
                                      ----------- -----------   ----------- ----------- ----------- ------------
Net income (loss)                        (16,399)     15,562          3,585       1,613      (7,145)     (23,792)
                                      ----------- -----------   ----------- ----------- ----------- ------------
Net income (loss) available to
   common shareholders                   (17,664)     14,354          3,585       1,613      (8,584)     (25,479)
Earnings per share before
   extraordinary item                      (2.70)       1.99            .62         .25       (1.31)       (3.90)
Weighted average shares
   outstanding diluted                 6,531,311   6,292,938      5,809,157   6,965,877   6,531,311    6,531,311
Cash flow data:
Cash (used in) provided by
   operating activities                   (3,854)     16,425         (5,730)    (14,455)      4,721       (4,404)
Cash (used in) provided by
   investing activities                     (197)          8            421         513          80           89
Cash (used in) provided by
   financing activities                      (17)    (10,218)         9,337       9,980         211          (21)
Balance sheet data:
Cash and cash equivalents                  1,102       7,050          4,121         159       5,171          835
Restricted funds                               -                      2,982       6,904           -            -
Finance contracts held for sale,
net                                          318                        228       1,366         867          208
Retained interests in
securitization                             7,005                     16,943      32,017      13,873        1,402
Investments                                              100
Total assets                              11,488       7,275         26,133      43,210      30,331        3,623
Revolving credit                               -                          -       7,639           -            -
Notes payable & non-recourse debt         11,558                     10,175       9,841      13,352       10,315
Repurchase agreement                           -                          -           -           -            -
Total debt                                12,335         668         10,175      17,480      13,352       11,863
Shareholders' equity (deficit)              (847)      6,607         12,142      15,348      15,552       (8,240)


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

REVENUES

         The Company's sources of revenue for the nine months ending September 30, 2000 consists of the Dynex settlement, interest income on net cash received on the settlement and other income related to the settlement of the lawsuit with Dynex.

         The Company's primary sources of revenues for the nine months ending September 30, 1999 consist prior to ceasing its specialty finance business consisted of three components: interest income, gain on sale of finance contracts and servicing fee income.

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

         Gain on Sale of Finance Contracts. Statement of Financial Accounting Standards No. 125 "Transfer and Servicing of Financial Assets and Extinguishment of Liabilities" ("SFAS No. 125") provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. This statement also provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings and requires that liabilities and derivatives incurred or obtained by transferors as part of a transfer of financial assets be initially measured at fair value. For transfers that result in the recognition of a sale, SFAS No. 125 requires that the newly created assets obtained and liabilities incurred by the transferors as a part of a transfer of financial assets be initially measured at fair value. Interests in the assets that are retained are measured by allocating the previous carrying amount of the assets (e.g. finance contracts) between the interests sold (e.g. investor certificates) and interests retained based on their relative fair values at the date of the transfer. The amount initially assigned to these financial components is a determinant of the gain or loss from a securitization transaction under SFAS No. 125.

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

         An impairment review of the retained interest in securitizations is performed periodically by calculating the net present value of the expected future excess spread cash flows after giving effect to changes in assumptions due to market and economic changes and the performance of the loan pool to date. Impairment is determined on a disaggregated basis consistent with the risk characteristics of the underlying finance contracts as well as the performance of the pool to date. To the extent that the Company deems the asset to be permanently impaired, the Company would record a charge against earnings and write down the asset accordingly. The Company recorded a charge to income of $4,672,698 during the nine months ending September 30, 1999 as a result of the impairment review.

         The retained interest component of recognized gain is affected by various factors, including the coupon on the senior investor securities and the age of the finance contracts in the pool, as the excess spread cash flow from a pool of aged, as opposed to new, finance contracts is less. The aging (capture of excess spread prior to securitization) necessarily results in less available excess spread cash flow from the securitization.

         Servicing Fee Income. The Company earned substantially all of its servicing fee income on the contracts it serviced on behalf of securitization trusts. Servicing fee income consists of: (i) contractual administrative fees received through securitizations, equal to $7.00 per month per contract included in each trust (excluding amounts paid to third-party servicers by the trust); and (ii) contractual servicing fees received through securitizations, equal to $8.00 per month per contract included in each trust; and (iii) fee income earned as servicer for such items as late charges and documentation fees, which are earned whether or not a securitization has occurred.

         As stated above under "Business -- General", the Company completed the transfer of all of its servicing activities to third party servicers by October 1999.

    FINANCE CONTRACT ACQUISITION ACTIVITY

         The following table sets forth certain historical information comparing the Company's finance contract acquisition activity in 1998, the last year in which the Company had substantial activity, to 1999, wherein acquisitions of finance contracts ended by February 1999 due to the cessation of funding by
Dynex:

                                                                     Year Ended December 31,
                                                                  -------------------------------
                                                                       1998            1999
                                                                       ----            ----
         Number of finance contracts acquired (1)                         10,176           1,586
         Principal balance of finance contracts acquired             119,166,628      20,336,852
         Number of active dealerships (2)                                  1,064             466

           (1) There have been no finance contracts acquired since the first quarter of 1999
           (2) Dealers who sold at least one finance contract to the Company during the period.

    RESULTS OF OPERATIONS

         Due to the Company's cessation of business as a specialty finance company in 1999, period-to-period comparisons of operating results will not be meaningful, and results of operations from prior periods will not be indicative of future results. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto.

         Nine Months Ended September 30, 2000 Compared To September 30, 1999

Net Income

         In the nine months ended September 30, 2000, net income increased $31,961,019 to a net income of $15,561,967 from a net loss of $16,399,052 for the nine months ended September 30, 1999. The increase in net income was due to the proceeds from the settlement with Dynex, as well as significant decreases in most operating expense categories. During the first nine months of 1999 the Company was struggling to maintain its business while receiving no funding from Dynex. During the first nine months of 2000, the Company had pared its business operations to five employees, received a substantial cash settlement and forgiveness of $3 million in debt for its claims against Dynex (resulting in deemed income of $22,583,122) and saved significant interest expense through the payoff of debt owed to Bank Boston. The settlement with Bank Boston for an amount less than par also resulted in non-cash income of $1,804,345.

Total Revenues

         Total revenues increased $15,961,746 to $22,847,105 for the nine months ended September 30, 2000 from $6,885,359 for the nine months ended September 30, 1999. The increase was due the Company winding down it operations and to the settlement of its litigation.

         Interest Income. Interest income decreased $1,257,539 to $237,390 from $1,494,929 primarily due to the sale in 1999 of the Company's interest-bearing assets. Interest in 2000 was generated from assets ultimately conveyed to Dynex as part of the settlement and from interest earned on the proceeds from the Dynex Settlement.

         Gain on Sale of Finance Contracts. The Company realized a loss on sale totaling $8,099 on finance contracts during the nine months ended September 30, 2000, reflecting whole loans sales at a loss. The Company realized gain on sale of finance contracts totaling $1,704,219 during the nine months ended September 30, 1999, reflecting securitization gains through the Dynex facility earlier in the year, offset by losses on whole loan sales later in the period.

         Servicing Fee Income. The Company earned no servicing fees for the nine months ended September 30, 2000. The Company transferred all servicing responsibilities to third parties during 1999. Servicing fee income for the nine months ended September 30, 1999 was $2,787,613.

         Gain on Litigation Settlement. The Company recorded a gain of $22,583,122 from its lawsuit with Dynex in June 2000 and the Company recorded a gain of $750,000 from its lawsuit with an automobile dealer in 1999.

         Other Income (Loss). For the nine months ended September 30,2000 and 1999 other income was $34,692 and $148,598, respectively, and consisted of insurance on auto finance contracts and dividends.

Total Expenses

         Total expenses of the Company decreased $14,296,728 to $9,089,483 for the nine months ended September 30, 2000 from $23,386,211 for the nine months ended September 30, 1999, due to the Company winding down its operations, terminating employees and focusing on mitigating its losses caused by the cessation of funding by Dynex. There was $4.8 million in professional services expenses accrued in the 2000 period, which the Company incurred mainly in its litigation with Dynex.

         Provision for Credit Losses. There was no provision for credit losses for the nine months ended September 30, 2000. The Company owned no finance contracts or other receivable that was doubtful of collection. The provision for credit losses decreased $303,842 from the comparable period in 1999.

         Interest Expense. Interest expense decreased $1,430,650 to $897,744 for the nine months ended September 30, 2000 from $2,328,394 for the nine months ending September 30, 1999. The decrease was the result of the extinguishment of $10.5 million in notes held by Dynex and Bank Boston, and the amortization of debt issuance costs.

         Salaries and Benefits. Salaries and benefits decreased $5,772,620 to $1,757,280 for the nine months ended September 30, 2000 from $7,529,900 because of layoffs due to the cessation of operations during 1999. The year 1999 began with over 225 employees. There were 5 employees as of September 30, 2000.

         General and Administrative Expenses. General and administrative expenses decreased $106,268 to $6,191,783 for the nine months ended September 30, 2000 from $6,298,051 for the nine months ended September 30 1999. The cost savings program that was implemented in 1999 was more than offset by the high legal costs incurred by the Company in its litigation of Dynex and Progressive Insurance, including a final contingency fee and expense payment of $3.3 million out of settlement proceeds to counsel in the Dynex lawsuit.

         Impairment of Retained Interest in Securitizations. The Company periodically reviews the fair value of the retained interest in securitizations. The Company recorded a charge against earnings for impairment of these assets of $4,672,698 for the nine months ending September 30, 1999. This impairment reflects the revaluation of expected future cash flows to the Company from securitizations. The revaluation of the retained interests to zero as of the beginning of the period ending September 30, 2000 reflects the transfer to Dynex of certain securitization interests as part of the settlement, and the uncertainty regarding the receipt of any future cash flows from those securitizations as to which the Company still maintains a retained interest. See Note 4 to the Consolidated Financial Statements.

         Other Operating Expenses. Other operating expenses (consisting principally of servicer fees, credit bureau reports, communications and insurance) decreased $2,010,650 to $242,676 for the nine months ending September 30, 2000 from $2,253,326 for the nine months ended September 30, 1999 because the Company does not service any loans and has eliminated a substantial portion of the communication system and need for insurance.

Year Ended December 31, 1999 Compared To Year Ended December 31, 1998

Net Income

         In the year ended December 31, 1999, net loss increased $ 16,647,488 to a net loss of $23,791,911 from $7,144,423 for the year ended December 31, 1998. The incurred loss was attributable to the cessation of all business activity related to the origination and servicing of finance contracts.

Total Revenues

         Total revenues decreased $16,553,846 to $6,500,632 for the year ended December 31, 1999 from $23,054,478 for the year ended December 31, 1998. The decrease was due to termination of the Company's finance contract origination and servicing business caused by the cessation of funding from Dynex.

         Interest Income. Interest income decreased $752,933 to $746,052 for the year ended December 31, 1999 from $1,498,985 for the year ended December 31, 1998 due to the volume, timing of finance contract acquisitions and the period held before securitization.

         Gain on Sale of Finance Contracts. The Company realized gain on sale totaling $1,532,888 on finance contracts during the year ended December 31,1999. The Company realized gain on sale totaling $17,985,045 on finance contracts during the year ended December 31, 1998. The decrease in 1999 was due to the termination of the Dynex Funding facility after January 1999 and subsequent whole-loan sales of finance contracts at a loss.

         Servicing Fee Income. The Company reports servicing fee income only with respect to finance contracts that are securitized. For the year ended December 31, 1999, servicing fee income was $3,121,827, consisting of contractual administrative fees and servicer fees. The Company transferred all servicing responsibilities to third parties during 1999. Servicing fee income for the year ended December 31, 1998 was $3,222,669.

         Gain on Litigation. The Company recorded a gain of $750,000 from its lawsuit with an automobile dealer in 1999. There were no gains on litigation in 1998.

         Other Income (Loss). For the year ended December 31, 1999, other income was $349,865 which consisted of insurance on auto finance contracts and dividends. For the year ended December 31, 1998, other income amounted to $347,779.

Total Expenses

         Total expenses of the Company decreased $3,430,927 to $30,394,343 for the year ended December 31, 1999 from $33,825,270 for the year ended December 31, 1998, due to the Company winding down its operations during 1999, offset by increased litigation expenses.

         Provision for Credit Losses. Provision for credit losses on finance contracts increased $176,844 to $276,844 for the year ended December 31, 1999 from $100,000 for the year ended December 31, 1998. The increase was the result of a higher number of finance contracts held on balance sheet pending eventual sale.

         Interest Expense. Interest expense decreased $1,074,761 to $2,042,450 for the year ended December 31, 1999 from $3,117,211 for the year ended December 31, 1998. The decrease resulted from a lower average balance outstanding relating to revolving credit facilities and reduced expense related to nonrecourse borrowings.

         Salaries and Benefits. Salaries and benefits decreased $2,199,419 to $8,272,196 for the year ended December 31, 1999 from $10,471,615 the year ended December 31, 1998 because of layoffs due to the disruption in operations caused by Dynex, offset by increased termination expenses. The year began with over 225 employees and ended with 27. Some employees were given two weeks to one month's salary as severance pay.

         General and Administrative Expenses. General and administrative expenses increased $1,269,682 to $8,051,697 for the year ended December 31, 1999 from $6,782,015 the year ended December 31, 1998. The cost savings program that was implemented early in 1999 was more than offset by the high legal costs incurred by the Company in its litigation with Dynex and Progressive Insurance.

         Impairment of Retained Interest in Securitizations. The Company periodically reviews the fair value of the retained interest in securitizations. The Company recorded a charge against earnings for impairment of these assets of $8,907,970 and $9,932,169 for the years ended December 31, 1999 and 1998 respectively. This impairment reflects the revaluation of expected future cash flows to the Company from securitizations. As the Company assumed all servicing functions, it accelerated the rate of charge-offs as compared with previous periods, thereby allocating additional cash collections and reserve account balances to paying down the senior investor securities. The effect of this was to stop payments of interest on subordinated securities issued in the securitizations, thereby causing accretion in the principal balances of such securities, resulting in reduced residual cash flows to the Company. Further impairments in 1998 and 1999 reflect the unwillingness of insurers to pay deficiency balance claims, as well as the Company's surrender in 1999 of servicing to third parties with collection strategies that appeared to be geared more towards repossession and liquidation, as opposed to preserving excess spread.

         Other Operating Expenses. Other operating expenses (consisting principally of servicing expenses, credit bureau reports, communications and insurance) decreased $579,074 to $2,843,186 for the year ended December 31, 1999 from $3,422,260 for the year ended December 31, 1998 because the Company was winding down its business and focusing on mitigating its losses related to the disruption of its operations from Dynex's cessation of funding.

FINANCIAL CONDITION

         Cash. Cash increased to $7,050,088 at September 30, 2000. The Company received net proceeds of approximately $16.5 million from the Dynex settlement on June 9, 2000.

         Finance Contracts Held for Sale. The Company completed the sale of all remaining finance contracts in January and February of 2000. Finance contracts held for sale, net of allowance for credit losses, decreased $658,778 to $208,292 at December 31, 1999, from $867,070 at December 31, 1998. The number and principal balance of contracts held for sale are largely dependent upon the timing and size of the Company's securitizations. The Company securitized finance contracts on a regular basis through the Dynex funding agreement. There have been no securitizations since the first quarter of 1999 and all remaining finance contracts were sold as whole loans.

         Investments. The Company made its first private equity investment of $100,000 under its new business plan in September 2000.

         Other Assets. The Company engaged an investment firm to place its securities and paid $125,000, which is reported as deferred offering costs. A minimum of $75,000 of the fee will be refunded if the securities do not get placed.

         Retained Interest in Securitizations. The Company does not expect to receive any future cash flow from its retained interest in securitizations. The balance of the retained interest not previously charged to earnings in 1999 was transferred in 2000 as part of the settlement with Dynex. An impairment review of the retained interest in securitizations is performed periodically by calculating the net present value of the expected future cash flows after giving effect to changes in assumptions due to market and economic changes and the performance of the loan pool to date. To the extent that the Company deems the asset to be permanently impaired, the Company records a charge against earnings. The Company recorded a charge against earnings of $8,907,970 during the year ended December 31, 1999 as a result of the impairment review, reducing this asset to zero.

         The following table presents the valuation and recorded impairment of the Company's retained interest in securitizations for the year ended December 31, 1999 by quarter:

                            March 31, 1999     June 30, 1999    September 30, 1999      December 31, 1999
                           ------------------ ---------------- ---------------------- ----------------------
Valuation of retained
  interest in
  securitizations                 12,046,317        9,841,447              7,005,422              1,401,858 (1)
Impairment charge                  1,051,457        1,520,750              2,100,491              4,235,272
                           ------------------ ---------------- ---------------------- ----------------------

(1) All valuation of retained interest represented by this amount was transferred as part of the settlement agreement with Dynex.

    CREDIT LOSS EXPERIENCE

         An allowance for credit losses was maintained for finance contracts held for sale. The Company does not own any finance contracts held for sale and, therefore, no allowance is maintained.

    LIQUIDITY AND CAPITAL RESOURCES

         As of September 30, 2000, the Company had just over $7 million in cash and no indebtedness. Management believes the Company has sufficient liquidity to meet its obligations (primarily employee/consultancy fees and expenses, rent and professional expenses) and to make selected investments through 2001. Management hopes to generate additional liquidity and revenues through the establishment of the Agility Capital Fund in the following ways: (i) the sale to the Fund (at cost) of certain investments made by the Company on behalf of the Fund, (ii) a management fee of up to 2.5% per annum of committed funds, (iii) the pro rata share of realized investment gains on the Company's investment in the Fund (expected to be 1% of size of the Fund, or a maximum of $500,000), and (iv) additional fees of up to 20% of the realized gains on Fund investments (net of amounts utilized for compensation arrangements for the officers of the Fund Manager). There can be no assurance that the Fund will be established or managed in a manner in which those revenue goals are met.

         Cash Flows. Significant cash flows related to the Company's operating activities included cash flows from sales of the remainder of the Company's finance contract portfolio and an increase in liabilities while the Company struggled while the litigation with Dynex continued. (see "Legal Proceedings") Cash was provided by investing activities from the auction of collateral acquired. Cash was used in financing activities for the purchase of the Company's stock, both preferred and common and for the reduction of the Company's note payable.

         There were no significant sources of cash provided by investing or financing activities. The Company was released from its obligations under the convertible notes and subordinated convertible notes payable referred to in the following table.

Notes Payable and Non-Recourse Debt

       The following amounts are included in notes payable and non-recourse debt

                                                       December 31,      December 31,     September 30,
                                                           1998              1999              2000
                                                     ----------------- ----------------- -----------------
  12% Senior convertible notes payable                      3,000,000         3,000,000                 -
  15% Subordinated convertible notes payable                7,500,000         7,500,000                 -
  Other notes payable                                          23,342             2,605                 -
  Discount on subordinated notes payable                     (356,373)         (187,479)                -
                                                     ----------------- ----------------- -----------------
                                                           10,166,969        10,315,126                 -
                                                     ================= ================= =================

         In January 1998, the Company privately placed with BancBoston Investments, Inc. ("BancBoston") $7,500,000 in aggregate principal amount of its 15% senior subordinated convertible notes due 2001 (the "Subordinated Notes"). Interest on the Subordinated Notes was payable quarterly. The Subordinated Notes were convertible at the option of the holder for up to 368,462 shares of common stock of the Company, at a conversion price of $3.30 per share, subject to adjustment under standard anti-dilution provisions. The Subordinated Notes were issued pursuant to an Indenture, dated as of January 30, 1998 (the "Indenture") between the Company and BancBoston, N.A., as agent. The Indenture contained certain restrictive covenants. Net proceeds from the sale of the subordinated notes were used to pay short-term liabilities, with the remainder available to provide for the repayment of the Company's 18% Convertible Secured Notes and for working capital. The Company capitalized debt issuance costs of $594,688, and recorded a discount of $507,763 on the debt representing the value of the warrants issued. The debt issuance cost and discount is being amortized as interest expense on the interest method through February 2001.

         The Company entered into an agreement in July 2000 with Bank Boston, N.A., whereby Bank Boston accepted $6.5 million in settlement of all claims against the Company for the Subordinated Notes including the outstanding principal of $7.5 million and accrued interest of approximately $1.1 million. Mr. William O. Winsauer was awarded an additional bonus of $125,000 for his assistance in negotiating this settlement.

         On June 10, 1998, the Company sold to Dynex at par $3 million of the Company's 12% Convertible Senior Notes due 2003 (the "Senior Notes"). Interest on the Senior Notes is payable quarterly in arrears, with the principal amount due on June 9, 2003. The Company and Dynex entered into an agreement June 6, 2000 to settle all disputes between the Company and Dynex. Included in the settlement agreement was the retirement of the Convertible Senior Notes held by Dynex without any payment by the Company.

         Securitization Program. The Company is currently not involved in a securitization program. The Company was forced to stop originating and securitizing loans after Dynex's funding ceased.

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

         As dividends on the Preferred Stock are in arrears for at least two quarterly dividend periods, holders of the Preferred Stock have exercised their right to call a special meeting of the Preferred Stock holders for the purpose of electing two additional directors to serve on the Company's Board of Directors until such dividend arrearage is eliminated. Such meeting was held on October 1, 1999; however, because a quorum of preferred shareholders did not attend or provided proxies for the meeting, no additional directors were elected. As an accommodation to the Company's preferred shareholders, the Board has appointed, until the next annual meeting, David Wulf to the Board. As part of the issuance of the Preferred Stock in 1998, Robert Shuey was appointed to the Board. In addition, certain changes that could materially affect the holders of Preferred Stock, such as a merger of the Company, cannot be made without the affirmative vote of the holders of two-thirds of the shares of Preferred Stock, voting as a separate class. The Preferred Stock ranks senior to the Common Stock with respect to the payment of dividends and amounts upon liquidation, dissolution or winding up. During the years 1999 and 2000, no dividends have been paid on the Preferred Stock and the Company at September 30, 2000 is $2,817,938 in arrears in dividend payments.

         In June 2000, the Company acquired 51,500 shares of its Preferred Stock as part of its settlement with Dynex. The Company acquired 568,750 shares of its common stock from former director and executive officer Adrian Katz for $200,000 and in consideration of Mr. Katz' agreement to execute the settlement with Dynex and release claims against Dynex.

         On May 20, 1998, the Company and Promethean Investment Group, L.L.C. ("Promethean") entered into a common stock investment agreement (the "Investment Agreement") and related registration rights agreement whereby Promethean agreed to purchase from the Company, on the terms and conditions outlined below, up to $20 million (subject to increase up to $25 million at Promethean's option) of the Company's common stock, subject to certain conditions, including that the dollar volume-weighted price of its common stock reported on the business day of such final notice is at least $3.25 per share and shares of the Company's common stock are at such time listed on a major national securities exchange. In consideration of Promethean's commitment under the Investment Agreement, the Company paid $527,915 in cash on August 19, 1998, which was treated as an investment in a common stock agreement. The agreement expired on August 20, 2000 without exercise by the Company.

FORWARD LOOKING STATEMENTS

         The statements contained in this document that are not historical facts are forward looking statements. Actual results may differ from those projected in the forward looking statements. These forward looking statements involve risks and uncertainties, including but not limited to the following risks and uncertainties: changes in the performance of the financial markets, in the demand for and market acceptance of the Company's products, and in general economic conditions, including interest rates, presence of competitors with greater financial resources and the impact of competitive products and pricing; the effect of the Company's policies; and the continued availability to the Company of adequate funding sources. Investors are also directed to other risks discussed under "Business -- Risks Associated with the Company's Business Plan" herein.

    IMPACT OF INFLATION AND CHANGING PRICES

         Since the Company does not originate finance contracts and has no debt, the Company does not believe that inflation directly has a material adverse effect on its financial condition or results of operations. Inflation can adversely affect the Company's operating expenses, such as rent and employee expenses.

    IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires than an entity recognize all derivatives as either assets or liabilities in its balance sheet and that it measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) is dependent upon the intended use of the derivative and the resulting designation. SFAS No. 133 generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (2) the earnings effect of the hedged forecast transaction. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, although earlier application is encouraged. The Company plans to comply with the provisions of SFAS No. 133 upon its initial use of derivative instruments. As of September 30, 2000 the Company was utilizing no such instruments.

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

         The Company's fixed rate debt was paid off through settlement agreements with Dynex on June 9, 2000 and with Bank Boston on July 27, 2000. The Company's new business plan does not contemplate the incurrence by the Company of additional material indebtedness.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         Financial statements are set forth in this report beginning at page
F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

WILLIAM O. WINSAUER, Chairman of the Board, Chief Executive Officer and
Director.

         Mr. Winsauer, age 40, has been Chairman of the Board of Directors and Chief Executive Officer of the Company since its formation in 1993. Mr. Winsauer has been an entrepreneur for eighteen years. Between 1993 and 1999 he grew the Company to over 250 employees, brought the company public and completed a secondary offering of preferred stock. Prior to the decision to curtail the Company's specialty finance business, the Company grew to have more than $300 million of assets under management. Prior to the Company, Mr. Winsauer was responsible for structuring and completing numerous asset-backed financing transactions. Mr. Winsauer began his career in real estate development and developed numerous properties in the South and Mid-West regions of the United States. Mr. Winsauer is a member of the Special Joint Operations Fund. Mr. Winsauer received a Bachelor of Business Administration in Finance from the University of Texas at Austin. He is the brother of John S. Winsauer.

THOMAS I. BLINTEN, Director
         Mr. Blinten has been a Director of the Company since 1996. Mr. Blinten has been appointed President of the Company as of July 1, 2000. Mr. Blinten has 18 years experience in portfolio management, investment analysis, asset/liability management, credit/counterparty/ default risk management, debt and equity principal finance including derivatives and securitization, and financial securities sales and trading. During the last three years, Mr. Blinten has started, financed, and managed Internet-related businesses. In February 2000, Mr. Blinten co-founded and served as Chief Financial Officer of AttainCapital, an Internet start-up company providing asset-based finance services to small- and mid-sized companies. In 1999, Mr. Blinten co-founded and served as President and CEO of Worldo.com, the first Internet based B2B marketplace for the commercial interiors industry, co-founded in 1998 and served as President of Bridges Capital, an investment advisory company specializing in late-stage technology companies. Mr. Blinten also co-founded in 1997 and serves as Chairman of Caesar Petroleum Systems, a leading provider of oil & gas property evaluation software. Mr. Blinten has been employed by affiliates of Nomura Securities International (executive management committee member, Co-Head of Derivative Products Trading/Sales), General Re Financial Products (Head of Structured Finance and Institutional Sales), Kemper (Head of Derivative Products Group), Drexel Burnham Lambert (Head of Risk Controlled Arbitrage and Asset/Liability Strategies Groups), and First Boston (Associate, Portfolio Strategies Group). Mr. Blinten has advised several Internet-based companies in the financial services, energy project finance, insurance, and not-for-profit industries. Mr. Blinten is on the Board of Directors AK Hedge Fund (a private equity hedge fund) and Caesar Petroleum Systems. Mr. Blinten earned a Bachelor of Science degree in Mathematics in 1979 from North Carolina State University, and pursued graduate studies both in Operations Research from 1979 to 1981 at North Carolina State University, and in Petroleum Engineering from 1981 to 1983 at Tulane University.

JOHN S. WINSAUER, Managing Director, Secretary and Director
         Mr. Winsauer, age 38 and the brother of William Winsauer, has served in various capacities, including as Chief Marketing Officer, Secretary and a Director of the Company, since October 1995. In addition, Mr. Winsauer has been a shareholder of the Company since June 1993. Mr. Winsauer has fifteen years experience working with entrepreneurial companies to help them meet their sales and marketing objectives. Mr. Winsauer has worked with Q-Hire, a human resource assessment company that delivers its services over the Internet and screens applicants through techniques based on industrial psychology research designed to increase the likelihood of employer/employee satisfaction when hiring new employees. Mr. Winsauer was instrumental in helping Q-Hire create a sales plan and recently signed up MCI, WorldCom and The Texas Workman's Compensation Insurance Fund as beta sites. At the Company, Mr. Winsauer was responsible for establishing relationships with over 3000 clients in 40 states and increasing annual volume of loans under management from $6 million to $190 million. Mr. Winsauer was the also involved in the development of a Marketing and Sales Information Management System that was used by over 100 sales and marketing people. From January 1993 until August 1996, Mr. Winsauer was employed by Amherst Securities Group Inc. (a broker/dealer previously known as USArbour Financial) as a Senior Vice President, prior to which he served as a Senior Vice President of The Westcap Corporation (a broker/dealer) from April 1989 to January 1993. Mr. Winsauer received a Bachelor of Business Administration from the University of Texas at Austin.

STUART A. JONES, Director
         From March 1986 to the present, Mr. Jones, age 45, has been self-employed as head of Stuart A. Jones Finance and Investments, Dallas, Texas, a privately-owned consultancy specializing in investment banking and real estate financing. From August 1988 to February 1989, Mr. Jones served as Deputy Director for the Assets, Operations and Liquidations Division, Federal Saving & Loan Insurance Corporation, Washington, D.C. From January 1990 to January 1994, Mr. Jones also served as Counsel to the Brock Group, Ltd., Washington, D.C., an international trade and investment strategies consulting firm, where he represented clients in various real estate, energy and environmental matters. Mr. Jones received his B.A. in Economics at Harvard, cum laude in 1977, including graduate studies at the Harvard Business School. He received his Juris Doctorate at Southern Methodist University School of Law in 1979 and earned the Southwest Law Review. Mr. Jones is a member of the Texas Bar Association. Mr. Jones has been a Director of the Company since 1996.

ROBERT A. SHUEY III, Director
         Mr. Shuey, 44, founded Institutional Equities, an investment banking firm in Dallas, Texas. In September 1997, Mr. Shuey was previously associated with Tejas Securities Group, Inc., a securities broker/dealer headquartered in Dallas, Texas, and served as a managing director and Chief Executive Officer until August 1998. Mr. Shuey was appointed as a director to replace Manuel Gonzalez in March 1998. From June 1996 to September 1997, Mr. Shuey was a Vice President, investment banking, at National Securities (a broker/dealer), and prior to that was associated with various securities broker/dealers. See "Certain Relationships and Related Transactions".

DAVID WULF, Director (effective October 2000)
         Mr. Wulf, 47 years old, is co-founder and CEO of Wulf, Bates, & Murphy, Inc. a registered investment advisor under the Investment Advisors Act of 1940, which manages investments for individuals and institutions. Mr. Wulf advises a holder of 225,000 shares of the Company's Preferred Stock. Prior to founding Wulf, Bates, & Murphy, Inc., Mr. Wulf was a Registered Representative for Merrill Lynch from 1978-1982 and Vice President for Shearson/Lehman Brothers from 1982-1986. Mr. Wulf has a Bachelor of Science degree from Southeast Missouri State University.

MARK ESPOSITO, Director (effective October 2000)
         Mr. Esposito, age 39, has 16 years in financial executive recruitment. Mr. Esposito co-heads the Christian & Timbers ("C&T") financial search practice. C&T is one of the top three leading national brands in executive search for CEOs, as well as Internet and technology companies. Mr. Esposito and C&T have business and personal relationships with many of the top-tier venture firms in the country, senior executives, and Boards of venture-backed companies for whom they have done searches. The firm's primary industry focus is in e-commerce/Internet, hardware and software, information technology, new media, semiconductors, and telecommunications. Examples of venture-backed and leading companies for whom C&T has successfully placed CEOs (or Presidents) include Hewlett Packard, Offroad Capital, Net2Phone, GIGA Information Group, Network Solutions, Phoenix Technologies, Hyperion Systems, FireDrop, Electron Economy, and TeleTech Holdings. C&T has also placed senior management for iVillage, SCI Systems, Talk City, and Lycos. Mr. Esposito performs human resource due diligence for Agility. In addition, C&T currently has important relationships with and/or has done work for the portfolio companies of major venture capital firms, including Kleiner, Perkins, Caufield, & Byers, Softbank Venture Capital, The Mayfield Fund, Sequoia Capital, Battery Ventures, TA Associates, Flatiron Partners, and Patricof & Co. Ventures. Previously with DS Wolf and Smith Hanley. Mr. Esposito earned a Bachelor of Arts from Gettysburg College. Mr. Esposito will serve as a member of the advisory board for the Agility Capital Fund.

MARK COOPER, Director (effective October 2000)

         Mr. Cooper, age 33, is co-founder and a corporate director for the Athens Group, an employee-owned technology strategy and software development firm based in Austin, Texas. Currently Vice President and Director of Technology Strategy Consulting, he has over 12 years of experience in information technology consulting. His expertise includes technology strategy development, software engineering, and electronic commerce. He has provided technology consulting services to clients ranging from Fortune 100 (SBC, Dell, Motorola), to Internet technology firms (PCOrder.com, Copera, Partnerware), to start-up companies (Crossroads Systems, InfraWorks, Community Education Partners) among others. He also leads the Technology Due Diligence knowledge center at Athens Group, providing services for investors such as Morgan Stanley, Capvest Limited, and SBC. In addition to previous positions with IBM and Andersen Consulting, his background includes an MBA in Information Systems Management from the University of Texas at Austin. Mr. Cooper also a 1995-96 graduate of Leadership Austin, a program of the Greater Austin Chamber of Commerce. Mr. Cooper will serve as a member of the advisory board for the Agility Capital Fund.

Reports under Section 16(a)
        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and persons who own more than 10% of the Company's Common Stock or other equity securities to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company on Forms 3, 4 and 5. Officers, directors and 10% shareholders are required by SEC regulations to furnish the Company with copies of all Forms 3, 4 and 5 they file.

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company pursuant to Rule 16a-3 under the Exchange Act during its most recent fiscal year and Form 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, the Company believes that the following directors and officers failed to file in a timely manner one or more of their reports required under Section 16(a):

                  Stuart A. Jones, an outside director of the Company, filed a Form 5 on April 23, 1999 disclosing transactions that occurred on June 1, 1998 and July 20, 1998.

         Other than as noted above, the Company believes that during such fiscal year no other director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company failed to file on a timely basis, as disclosed in the above Forms, reports required by Section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

COMMITTEES AND MEETINGS OF THE BOARD

         During the nine months ended September 30, 2000 and the year ended December 31, 1999, the Board held eight and seven regular meetings, respectively. The Board has an Audit Committee and a Compensation Committee. During the nine months ended September 30, 2000 and the year ended December 31, 1999, each of the Audit Committee and the Compensation Committee consisted of Messrs. Jones, Shuey and Blinten. During 1999, the Audit Committee met one time. The Audit Committee did not meet during the nine months ended September 30, 2000. The Audit Committee reviews and reports to the Board with respect to various auditing and accounting matters, including the nomination of the Company's independent public accountants, the scope of audit procedures, general accounting policy matters, the Company's internal audit function, and the performance of the Company's independent public accountants. The Compensation Committee met three times during the nine months ending September 30, 2000. No meetings of the Compensation Committee were held in 1999. The Compensation Committee is responsible for the review and approval of the annual corporate compensation guidelines, management bonuses, executive officer compensation, and the potential levels of awards under the Company's 1998 Stock Option Plan (the "Plan") for the ensuing year. During 2000 and 1999, all of the directors attended 100% of the meetings of the Board and committees of which they are members, except for John Winsauer and Robert A. Shuey, each of whom did not attend one of the Company's board meetings.

DIRECTORS' COMPENSATION
         Currently, each director who is not employed by the Company receives an annual retainer of $5,000 plus $500 for each meeting of the Board or any committee attended (and reimbursement of out-of-pocket expenses), as well as for periodic consultations. It is anticipated that 10,000 share options will be granted to each outside director under the Company's new option plan. In recognition of the outside directors' services, without compensation, to the Company throughout the litigation with Dynex, the disinterested directors approved bonuses of $50,000 each for Messrs. Blinten, Shuey and Jones in June 2000.

ITEM 11.     EXECUTIVE  COMPENSATION

The following table sets forth, for the nine months ended September 30, 2000 and for the years ended December 31, 1999, 1998 and 1997, the annual and long-term compensation for the Company's highest paid employees ("named executives").

                                                                Annual compensation                         Compensation
                                                                                                                Awards
                                                        --------------------------------------------------------------------
Name and Principal Position                          Year      Base Salary          Bonus           Other       Securities
                                                                                                Compensation    Underlying
                                                                                                                  Options
William O. Winsauer (1)                              2000        $240,000          $450,000        $125,000
Chairman of the Board and Chief Executive Officer    1999         240,000            18,262
                                                     1998         240,000            18,105
                                                     1997         240,000                 -          16,500
                                                                                          -
Adrian Katz (2)                                      2000               -                           261,000               -
Former Vice Chairman of the                          1999         200,262                                                 -
Board, Chief Operating                               1998         200,000                                           145,000
Officer and Chief Financial                          1997         150,000                                                 -
Officer

John S. Winsauer (1)                                 2000        $216,000          $450,000
Director, Vice President                             1999         120,000            88,988
and Secretary                                        1998         120,000            52,850
                                                     1997         120,000            27,525
                                                                                          -
Manuel Gonzalez (3)                                  2001         $41,667                 -         $90,000              -
Former President                                     1999         200,000            75,263
                                                     1998         200,000           112,500         $17,723        100,000

Thomas I Blinten (1)                                 2001        $200,000           $50,000                            (4)
President


(1) Amounts are stated on an annualized basis.
(2) Mr. Katz resigned from the Company and the Board of Directors December 31, 1999, but continued to provide services on behalf of the Company until May 2000 and participated in the settlement with Dynex in June 2000. As part of the Dynex settlement, Mr. Katz released his claims against Dynex, surrendered his shares of common stock in the Company and received $200,000 from the Company in consideration therefor.
(3) Mr. Gonzalez was released from his contract early in 2000 and received $90,000 for the remainder of his contract. He had been paid $41,667 salary until his release.
(4) The Company has agreed to grant to Mr. Blinten options on 600,000 shares, with a strike price of $1/share, subject to approval by the shareholders of a new stock option plan.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of September 30, 2000 by (i) each person who is known by the Company to own beneficially more than 5% of its outstanding Common Stock, (ii) each director and nominee for director, (iii) each named executive officer, and (iv) all executive officers and directors as a group.

                                                                                  Common Stock
                                                                         -------------------------------
                 Name and Address of Beneficial Owner                       Amount of      Percentage
                                                                            Beneficial         Owned
                                                                            Ownership
William O. Winsauer                                                            3,690,061 (1)     61.89%
  Autobond Acceptance
  P.O. Box 30320
  Austin, Texas 78755-3320

John S. Winsauer                                                               1,135,688          19.05%
  Autobond Acceptance
  P.O. Box 30320
  Austin, Texas 78755-3320

Thomas I. Blinten                                                                 38,500 (3)        .65%
  58 Tomac Avenue
  Old Greenwich, Connecticut 06870

Stuart A. Jones                                                                    3,000 (4)          -
  Stuart A. Jones Finance and Investments
  200 Expressway Tower
  6116 North Central Expressway
  Dallas, Texas 75225

Robert A. Shuey III                                                                3,000 (5)          -
  Institutional Equities
  8214 Westchester, Suite 500
  Dallas, Texas 75225

                                                                         ----------------- -------------
       Total (all executive officers and directors as a group)                 4,870,250          81.69%

(1) Includes 40,000 shares that Mr. William O. Winsauer has the right to acquire pursuant to the exercise of options.
(2) Includes 20,000 shares that Mr. John S. Winsauer has the right to acquire pursuant to the exercise of options.
(3) Includes 3,000 shares that Mr. Blinten has the right to acquire pursuant to the exercise of options.
(4) Includes 3,000 shares that Mr. Jones has the right to acquire pursuant to the exercise of options.
(5) Includes 3,000 shares that Mr. Shuey has the right to acquire pursuant to the exercise of options.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The following is a summary of certain transactions to which the Company was or is a party and in which certain officers, directors or shareholders of the Company had or have a direct or indirect material interest.

         Historically, the Company and ABI, which is wholly-owned by William O. Winsauer, have provided services for each other on a regular basis. In this regard, the Company had net advances due from ABI as described below, which funds were utilized by ABI prior to 1996 to cover expenses incurred in connection with the management of ABI's investments in securitization trusts. The Company and ABI entered into a management agreement dated as of January 1, 1996 (the "ABI Management Agreement") which provided for repayment of certain advances made to William O. Winsauer and John S. Winsauer, the reimbursement of expenses incurred on behalf of ABI and for an annual fee payable by ABI to the Company for services rendered by it or the Company's employees on behalf of ABI. The ABI Management Agreement stated that the Company shall provide the following management services for ABI on an ongoing basis: (i) day-to-day management of ABI's portfolio of partnership interests in the securitization trusts sponsored by ABI between 1992 and 1994, including various monitoring and reporting functions; (ii) certain cash management services, including the advancing of funds to pay ABI's ordinary business expenses and (iii) advice as to regulatory compliance. The ABI Management Agreement also provided that the Company will perform certain accounting functions on behalf of ABI including (i) maintenance of financial books and records, (ii) monitoring of cash management functions,
(iii) preparation of financial statements and tax returns and (iv) providing advice in connection with retention of independent accountants. As compensation for services rendered thereunder, the ABI Management Agreement provided that ABI shall pay the Company an annual fee of $50,000, payable quarterly. In addition, the ABI Management Agreement provided for the quarterly reimbursement of advances made by the Company of out-of-pocket costs and expenses on behalf of ABI. Amounts due to the Company under the ABI Management Agreement and certain other advances for expenses as described above amounted to $204,325 at December 31, 1998. As of July 1, 1998, the Company no longer provided management services, administrative services or accounting services for ABI. The Company deemed the amounts owed to the Company the ABI Management Agreement uncollectible in 1999 and recorded an allowance for the full amount.

         In connection with the issuance of 1,125,000 shares of the Company's 15% Series A Cumulative Preferred Stock (the "Preferred Stock") on February 20, 1998, Tejas Securities Group, Inc. ("Tejas") acted as the underwriters' representative. The Chief Executive Officer and Managing Director of Tejas at the time of such issuance was Robert A. Shuey III, who was appointed as an outside director of the Company in March 1998 and is a director-nominee. The underwriters collectively received $900,000 as compensation for such offering (including the subsequent exercise of 6 the overallotment option), of which Tejas received $180,000. In connection with the Preferred Stock offering, the Company also paid Tejas a non-accountable expense allowance of 2% of the amount of such offering. To the extent that Tejas' expenses were ultimately less than the non-accountable expense allowance, the excess constituted additional compensation to Tejas. In addition, the Company sold to Tejas, for $100, a representative's warrant (the "Representative's Warrant") to purchase up to 100,000 shares of the Company's Common Stock at an exercise price of $7.75 per share. The Representative's Warrant is exercisable for a period of four years commencing February 20, 1999 and may not be sold, transferred, pledged or hypothecated for a period of one year from the date of the Preferred Stock offering, except to the officers or partners of Tejas and dealers participating in the offering and their respective partners and officers. The Representative's Warrant includes a net exercise provision permitting the holder, upon consent of the Company, to pay the exercise price by cancellation of a number of shares with a fair market value equal to the exercise price of such Representative's Warrant.

         The Company has contracted with Institutional Equity Corporation ("IEC"), a registered broker-dealer located in Dallas, Texas, of which outside director Robert Shuey is a principal to serve as placement agent for the proposed offering of equity interests in the Agility Capital Fund. In September 2000, the Company paid $125,000 to IEC as a non-accountable expense allowance in connection with the proposed placement by IEC. The Company has agreed with IEC that IEC shall be entitled to 3% of the gross proceeds placed by IEC with investors in the fund; for the first $25 million placed by IEC, the Company has agreed to pay out of its own funds an additional placement fee of 2% of the amount placed. For the next $25 million in investments placed, the Company has agreed to pay IEC an additional 1% placement fee. To the extent that IEC places in excess of $50 million, no additional fees will be paid by the Company, thereby capping the Company's out-of-pocket commitment to $750,000. The arrangement between the Company and IEC was approved by the disinterested directors in accordance with Company policy.

         On March 30, 1999, the Company and Stuart A. Jones, an outside director of the Company, entered into a fee agreement (the "Fee Agreement") wherein Mr. Jones agreed, on a non-exclusive, best efforts basis, to work toward (i) selling the Company's existing portfolio of finance contracts, (ii) arranging a warehouse line of credit to fund existing finance contracts and to facilitate the resumption of origination operations, and (iii) arranging for new equity capital to be contributed to the Company or a new venture including the Company or for an outright sale of the Company. In return, the Company agreed to pay Mr. Jones certain fees, in cash, in the following amounts: (i) 1% of the gross amount of sale of all or any portion of finance contracts held by the Company as of March 30, 1999 or originated by the Company thereafter; (ii) 1.5% of the dollar amount of any new warehouse line of credit if $20,000,000 or less, or 1% of the dollar amount of any new warehouse line of credit in excess of $20,000,000; and (iii) 4% of (a) the dollar amount of any new equity contributed to the Company or a new venture involving the Company, or (b) the gross sale price of the Company. The Company also agreed to pay Mr. Jones a monthly retainer equal to $10,000 on each of May 1, 1999, April 1, 1999 and June 1, 1999. Any fees payable under the Fee Agreement will first be reduced by the amount of any previously paid retainer fees. The Fee Agreement was approved by the disinterested directors in accordance with Company policy.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION IN COMPENSATION DECISIONS

         The Company's policy is to have compensation determinations considered and approved by a Compensation Committee composed of outside members of the Board of Directors. The Compensation Committee has from time to time requested the Company's executive officers to apprise the committee as to facts and circumstances relevant to its decision-making.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION
         Compensation of the Company's executive officers for fiscal 1999 was based upon the initial arrangements approved in connection with the Company's initial public offering in 1996, reflecting the relative infancy of the Company, its size and compensation packages made to executives at comparable competitors, with a few towards fixing compensation at prudent, conservative levels. Compensation for fiscal 2000 reflected the Compensation Committee's desire to reward certain employees for their extraordinary efforts in settling the lawsuit with Dynex, as well as the settlement of the indebtedness owed to Bank Boston. Compensation levels under the Company's new business plan will be adjusted as required by the market for executives involved in managing similar venture capital funds.

                                     PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K


(a)     The following documents are filed as part of this Form 10-K:

1.     Financial Statements

          Report of Independent Accountants

          Financial Statements
               Consolidated Balance Sheets

               Consolidated Statements of Operations and Comprehensive Income

               Consolidated Statements of Shareholders' Equity (Deficit)

               Consolidated Statements of Cash Flows

               Notes to the Consolidated Financial Statements

2.     Exhibits

EXHIBIT NO..  DESCRIPTION OF EXHIBIT
------------  --------------------------------------------------------------------------
3.1 (1). . .  Restated Articles of Incorporation of the Company
3.2 (1). . .  Amended and restated Bylaws of the Company
4.1 (1). . .  Specimen Common Stock Certificate
10.1 (1) . .  Employment Agreement effective as of May 1, 1996 between
              William O. Winsauer and the Company
10.2 (2) . .  1998 Stock Option Plan
21.1 . . . .  Subsidiaries of the Company
27.1 . . . .  Financial Data Schedule

------------


1 Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No.333-05359).
2 Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1998
3 Incorporated by reference to the Company's quarterly report on form 10-Q for the quarter ended September 30, 1998

(b)     Reports  on  Form  8-K

     The Company filed no reports on Form 8-K during the quarter ended September 30, 2000. The Company filed on March 9, 2000 a Form 8-K advising investors as to the jury verdict in the Company's lawsuit with Dynex.

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

Date:  December 15, 2000

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ William O. Winsauer   Chairman of the Board and            December 15, 2000
-----------------------   Chief Executive Officer
William O. Winsauer


/s/ A. Dale Henry         Chief Financial Officer              December 15, 2000
-----------------------   (Principal Accounting Officer)
A. Dale Henry

/s/ John S. Winsauer      Secretary and Director               December 15, 2000
-----------------------
John S. Winsauer

/s/ Thomas Blinten        President                            December 15, 2000
-----------------------
Thomas Blinten


                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                 Page

Report of Independent Auditors                                                                   F-2
Consolidated Balance Sheets as of December 31, 1999 and September 30, 2000                       F-3
Consolidated Statements of Operations and Comprehensive Income (loss) for the
    Years Ended December 31, 1998 and 1999 and for the nine months ended September 30, 2000
    and 1999 (unaudited)                                                                         F-4
Consolidated Statements of Shareholders' Equity (Deficit) for the Years Ended
    December 31, 1998 and 1999 and the nine months ended September 30, 2000                      F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 1998 and
    1999 and for the nine months ended September 30, 2000 and 1999 (unaudited)                   F-6
Notes to Consolidated Financial Statements                                                       F-7


     All schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements, related notes, or other schedules.

                        REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Autobond Acceptance Corporation

         We have audited the accompanying consolidated balance sheets of AutoBond Acceptance Corporation and subsidiaries (the "Company") as of September 30, 2000 and December 31, 1999 and the related consolidated statements of operations and comprehensive income (loss), shareholders' equity (deficit) and of cash flows for the nine months ended September 30, 2000 and for each of the two years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of AutoBond Acceptance Corporation and subsidiaries as of September 30, 2000 and December 31, 1999 and the results of their operations and their cash flows for the nine months ended September 30, 2000 and for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

Deloitte  &  Touche  LLP

Dallas,  Texas
October 18, 2000

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                       December 31,    September 30,
                                                                                           1999            2000
                                   ASSETS

Cash and cash equivalents                                                             $   835,300      $  7,050,088
Finance contracts held for sale, net                                                      208,292
Collateral acquired, net                                                                  107,513
Investments                                                                                                 100,000
Retained interest in securitizations-Trading                                            1,401,858
Debt issuance costs                                                                       224,477
Property, plant, and equipment, net                                                       761,131
Other assets                                                                               84,535           125,000
                                                                                   --------------- ------------------
Total assets                                                                          $ 3,623,106      $  7,275,088
                                                                                   =============== ==================


                    LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Payables and accrued liabilities                                                      $ 1,547,519      $    667,660
Notes payable                                                                          10,315,126
                                                                                   --------------- ------------------
Total liabilities                                                                      11,862,645           667,660
Commitments and Contingencies (Notes 11 and 12)
Shareholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; 1,125,000 and
     1,073,500 shares of 15% Series A cumulative preferred stock, $10 liquidation preference, issued and outstanding, at December 31, 1998,
     1999 and September 30, 2000 (Dividends in arrears of $2,817,938)                  10,856,000        10,341,000
Common stock, no par value; 25,000,000 shares authorized; 6,531,311 and
     5,962,561 shares issued and outstanding at December 31, 1999
     and September 30, 2000                                                                 1,000             1,000

Capital in excess of stated capital                                                     8,291,481         7,563,566
Due from shareholders                                                                     (10,592)          (10,592)
Accumulated deficit                                                                   (26,849,513)      (11,287,546)
Investment in common stock agreement                                                     (527,915)
                                                                                   --------------- ------------------
Total shareholders' equity (deficit)                                                   (8,239,539)        6,607,428
                                                                                   --------------- ------------------
Total liabilities and shareholders' equity                                            $ 3,623,106      $  7,275,088
                                                                                   =============== ==================


                  The accompanying notes are an integral part of the
                            consolidated financial statements

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

                                                                  December 31,         Nine months Ended September 30,
                                                           --------------------------- ------------------------------
                                                               1998          1999            1999           2000
                                                                                         (Unaudited)
Revenues:
    Interest income                                        $  1,498,985  $    746,052      $  1,494,929  $   237,390
    Gain (loss) on sale of finance contracts                 17,985,045     1,532,888         1,704,219       (8,099)
    Servicing income                                          3,222,669     3,121,827         2,787,613
    Gain on litigation settlement                                             750,000           750,000   22,583,122
    Other income                                                347,779       349,865           148,598       34,692
                                                           ------------- ------------- ----------------- ------------
Total revenues                                               23,054,478     6,500,632         6,885,359   22,847,105

Expenses:
    Provision for credit loss                                   100,000       276,844           303,842
    Interest expense                                          3,117,211     2,042,450         2,328,394      897,744
    Salaries and benefits                                    10,471,615     8,272,196         7,529,900    1,757,280
    General and administrative                                6,782,015     8,051,697         6,298,051    6,191,783
    Impairment of retained interest in
      securitizations                                         9,932,169     8,907,970         4,672,698
    Other operating expenses                                  3,422,260     2,843,186         2,253,326      242,676
                                                           ------------- ------------- ----------------- ------------
Total expenses                                               33,825,270    30,394,343        23,386,211    9,089,483
                                                           ------------- ------------- ----------------- ------------
(Loss) income before income taxes                           (10,770,792)  (23,893,711)      (16,500,852)  13,757,622
Benefit for income taxes                                     (3,626,369)     (101,800)         (101,800)
                                                           ------------- ------------- ----------------- ------------
(Loss) income before extraordinary gain                      (7,144,423)  (23,791,911)      (16,399,052)  13,757,622
Extraordinary gain on forgiveness of debt                                                                  1,804,345
                                                           ------------- ------------- ----------------- ------------
Net (loss) income                                            (7,144,423)  (23,791,911)      (16,399,052)  15,561,967

Income attributable to preferred shareholders                (1,440,000)   (1,687,500)       (1,265,625)  (1,207,688)
                                                           ------------- ------------- ----------------- ------------
Net (loss) income available to common shareholders         $ (8,584,423) $(25,479,411)     $(17,664,677) $14,354,279
                                                           ============= ============= ================= ============

Weighted average number of common shares:

    Basic                                                     6,531,311     6,531,311         6,531,311    6,292,938
    Diluted                                                   6,531,311     6,531,311         6,531,311    6,292,938

Earnings per common share - basic
    (Loss) income before extraordinary gain                      $(1.31)       $(3.90)           $(2.70)       $1.99
    Extraordinary gain                                                                                           .29
                                                           ------------- ------------- ----------------- ------------
    Net (loss) income                                            $(1.31)       $(3.90)           $(2.70)       $2.28
                                                           ============= ============= ================= ============

Earnings per common share - diluted
    (Loss) income before extraordinary gain                      $(1.31)       $(3.90)           $(2.70)       $1.99
    Extraordinary gain                                                                                           .29
                                                           ------------- ------------- ----------------- ------------
    Net (loss) income                                            $(1.31)       $(3.90)           $(2.70)       $2.28
                                                           ============= ============= ================= ============

Net (loss) income                                          $ (7,144,423) $(23,791,911)     $(16,399,052) $15,561,967
Other comprehensive loss, net of tax;
    Unrealized loss on retained interest in
    securitizations                                          (1,049,256)
                                                           ------------- ------------- ----------------- ------------
Other comprehensive loss                                     (1,049,256)
                                                           ------------- ------------- ----------------- ------------
Comprehensive (loss) income                                $ (8,193,679) $(23,791,911)     $(16,399,052) $15,561,967
                                                           ============= ============= ================= ============

        The accompanying notes are an integral part of the consolidated financial statements

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

                                                                               December 31,             September 30,
                                                                           1998            1999             2000
                                                                      --------------- ---------------- ----------------
Preferred stock (Shares):
   Beginning balance                                                                        1,125,000       1,125,000
   Issuance of preferred stock in public offering                          1,125,000
   Cancellation of preferred shares                                                                           (51,500)
                                                                      --------------- ---------------- ----------------
   Ending balance                                                          1,125,000        1,125,000       1,073,500
   --------------
                                                                      --------------- ---------------- ----------------
Common stock (Shares):
   Beginning balance                                                       6,531,311        6,531,311       6,531,311
   Exercise of common stock warrants
   Purchase of common stock                                                                                  (568,750)
                                                                      --------------- ---------------- ----------------
   Ending balance                                                          6,531,311        6,531,311       5,962,561
   --------------
                                                                      --------------- ---------------- ----------------
Preferred stock:
   Beginning balance                                                     $               $ 10,856,000    $ 10,856,000
   Issuance of preferred stock in public offering                         10,856,000
   Purchase of preferred stock                                                                               (515,000)
                                                                      --------------- ---------------- ----------------
   Ending balance                                                         10,856,000       10,856,000      10,341,000
   --------------
                                                                      --------------- ---------------- ----------------
Common stock (stated capital):
   Beginning balance                                                           1,000            1,000           1,000
                                                                      --------------- ---------------- ----------------
   Ending Balance                                                              1,000            1,000           1,000
   --------------
                                                                      --------------- ---------------- ----------------
Capital in excess of stated capital:

   Beginning balance                                                       8,781,669        8,291,481       8,291,481
   Issuance of preferred stock                                            (1,201,451)
   Issuance of common stock warrants                                         711,263
   Purchase and cancellation of common stock                                                                 (200,000)
   Termination of Common Stock Investment                                                                    (527,915)
                                                                      --------------- ---------------- ----------------
   Ending balance                                                          8,291,481        8,291,481       7,563,566
   --------------
                                                                      --------------- ---------------- ----------------
Due from shareholders:
   Beginning balance                                                         (10,592)         (10,592)        (10,592)
                                                                      --------------- ---------------- ----------------
   Ending balance                                                            (10,592)         (10,592)        (10,592)
   --------------
                                                                      --------------- ---------------- ----------------
Accumulated other comprehensive income, net of tax:
   Beginning balance                                                       1,049,256
   Other comprehensive income(loss)                                       (1,049,256)
                                                                      --------------- ---------------- ----------------
   Ending balance
                                                                      --------------- ---------------- ----------------
Accumulated deficit:
   Beginning balance                                                       5,526,821       (3,057,602)    (26,849,513)
   Dividends                                                              (1,440,000)
   Net income (loss)                                                      (7,144,423)     (23,791,911)     15,561,967
                                                                      --------------- ---------------- ----------------
   Ending balance                                                         (3,057,602)     (26,849,513)    (11,287,546)
   --------------
                                                                      --------------- ---------------- ----------------
Investment in common stock agreement:
   Beginning balance                                                                         (527,915)       (527,915)
   Investment in common stock agreement                                     (527,915)
   Termination of Common Stock Investment                                                                     527,915
                                                                      --------------- ---------------- ----------------
   Ending balance                                                           (527,915)        (527,915)
   --------------
                                                                      --------------- ---------------- ----------------
Total shareholders' equity (deficit)                                     $15,552,372     $ (8,239,539)   $  6,607,428
                                                                      =============== ================ ================

        The accompanying notes are an integral part of the consolidated financial statements

                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Year Ended December 31,     Nine months Ended September 30,
                                                       1998           1999           1999          2000
OPERATING ACTIVITIES:                                                            (Unaudited)
Net Income (Loss)                                 $ (7,144,423)    $(23,791,911)  $(16,399,052)  $ 15,561,967
Adjustments to reconcile income (loss) to
    Amortization of finance contract
       acquisition discount and insurance             (126,215)
    Amortization of debt issuance costs and
       discounts                                       794,840          692,208        394,178        185,051
    Accretion of retained interest in
       securitization                                 (127,980)
    Provision for credit loss                          100,000          276,844        303,842
    Provision for market impairment of
       finance contracts                                                754,551      1,070,737
    Depreciation and amortization                      484,237          520,868        410,421        126,577
    Impairment of retained interests in
       securitizations                               9,932,169        8,907,970      4,672,698
    Gain on sale of finance contracts              (17,985,045)      (1,532,888)    (1,704,219)        (8,099)
    Gain on forgiveness of debt                                                                    (1,804,345)
    Loss on disposal of property, plant &
       equipment                                                                                      634,554
    Deferred income taxes                           (2,861,923)        (101,800)      (101,800)
Changes in operating assets and liabilities
    Restricted funds                                 6,904,264
    Finance contracts held for sale, net            18,510,304        1,163,697      1,104,751        216,391
    Retained interest in securitizations             6,749,327          359,888        292,474      1,401,858
    Receivable from Dynex                           (6,573,107)       6,573,107      6,573,107
    Due from affiliates                               (219,052)         184,153        (20,172)
    Other assets                                    (1,100,794)       1,366,724         97,486        (40,465)
    Payables and accrued liabilities                (2,061,734)         222,568       (548,659)       151,391
    Payable to affiliates                             (554,233)
                                                   ------------- --------------- ------------- --------------
CASH PROVIDED (USED) BY OPERATIONS                   4,720,635       (4,404,021)    (3,854,208)    16,424,880
                                                   ------------- --------------- ------------- --------------

INVESTING ACTIVITIES:
    Proceeds from disposal of collateral                79,951          176,397                       107,513
    Purchases of property, plant and
       equipment                                       (87,308)        (197,308)
    Purchase of investments                                                                          (100,000)
                                                   ------------- --------------- ------------- --------------
CASH PROVIDED BY INVESTING                              79,951           89,089       (197,308)         7,513
                                                   ------------- --------------- ------------- --------------

FINANCING ACTIVITIES:
    Net proceeds (payments) on revolving
       credit facilities                            (7,639,201)
    Payments for debt issue costs                     (608,170)
    Proceeds from notes payable                     10,500,000
    Payments on notes payable                       (7,162,148)         (20,737)       (17,136)    (9,502,605)
    Increase (decrease) in bank overdraft           (2,936,883)
    Proceeds from public offering of
       preferred stock, net                          9,631,407
    Repurchase of preferred stock                                                                    (515,000)
    Dividends paid on preferred stock               (1,440,000)
    Proceeds from issuance of common stock
       warrants                                        394,000
    Purchase of common stock                                                                         (200,000)
    Investment in common stock agreement              (527,915)
                                                   ------------- --------------- ------------- --------------
CASH PROVIDED BY (USED IN) FINANCING                   211,090          (20,737)      (17,136)    (10,217,605)
                                                   ------------- --------------- ------------- --------------
INCREASE (DECREASE) IN CASH                          5,011,676       (4,335,669)   (4,068,652)      6,214,788
BEGINNING CASH BALANCE                                 159,293        5,170,969     5,170,969         835,300
                                                   ------------- --------------- ------------- --------------
ENDING CASH BALANCE                                $ 5,170,969     $    835,300   $ 1,102,317    $  7,050,088
                                                   ============= =============== ============= ==============

        The accompanying notes are an integral part of the consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Organization and Summary of Significant Accounting Policies

Organization

AutoBond Acceptance Corporation (the "Company") was incorporated in June 1993 and commenced operations August 1, 1994. The Company and its wholly-owned subsidiaries (collectively, the "Company"), were engaged primarily in the business of acquiring, financing and servicing automobile installment loan contracts ("finance contracts") originated by franchised automobile dealers. The Company specialized in contracts to consumers who generally have limited access to traditional financing, such as that provided by commercial banks or captive finance companies of automobile manufacturers. The Company purchased contracts directly from automobile dealers or from other originators, and financed these purchases through whole loan sales or securitizations.

The Company's primary source for funding its finance contracts from June 1998 was Dynex Capital, Inc. ("Dynex"). The last finance contract funded by Dynex was on January 29, 1999, whereafter Dynex ceased funding the Company. The Company ceased originating loans in February 1999. In response to Dynex' failure to fund the Company's finance contracts, the Company filed suit in District Court of Travis County demanding performance and damages. In May 2000, the Company prevailed in its lawsuit and in June 2000 settled all disputes with Dynex. The Company was awarded damages by the court. The Company received $20 million cash. In addition, the Company was released from its $3 million note payable plus accrued and unpaid interest to Dynex and received 51,500 shares of preferred stock held by Dynex. The Company transferred its interests (including a $1.1 million subordinated note) in its AutoBond Master Funding V and AutoBond Funding Corporation 1997-A securitization trusts to Dynex. (See Note 12)

In July 2000, the Company settled its indebtedness to Bank Boston by payment of $6.5 million to Bank Boston.

In July 2000, the Board of Directors of the Company approved changing the Company's name to Agility Capital, Inc. ("Agility Capital") and the adoption of a new business plan. As Agility Capital, the Company plans to generate income by acting as an advisor to, and investor in, new economy ventures through the establishment of one or more investment funds. The Company is in the process of raising, pursuant to a private placement, a $50,000,000 venture capital investment fund with a projected 10-year term, to be called the Agility Capital Fund, LLC (the "Fund"). The Fund will sell and issue membership interests to accredited and institutional investors. The Company will invest up to $500,000 in such interests and will also serve as the managing member and the initial advisor to the Fund. The Fund will primarily invest in early stage, privately held companies operating in the e-commerce business services/internet, information technology and services, new media, enterprise and application software, and communications industries. On a select basis, later stage companies in other industries may also be considered. The Fund's business model is to invest in companies that can benefit from the collective operating and financial experience of the Fund's managers and its advisors. The management and advisory team's business and industry experience and professional relationships will be relevant to the industries targeted and will be used to help the Fund achieve significant and timely venture capital rates of returns.

Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

The Company recorded the present value of estimated future cash flows in connection with its determination of the carrying value of its retained interest in securitizations. Since such assumptions did not predict actual performance, the carrying value of the retained interest in securitizations was adjusted periodically in 1998 and 1999, resulting in adverse effects on the Company's results of operations.

Cash and  Cash  Equivalents

The Company considers highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Finance Contracts Held for Sale

Finance contracts held for sale were stated at the lower of amortized cost or market value. Market value was determined based on the estimated value of the finance contracts as if securitized and sold. The Company generally acquired finance contracts at a discount, and (except for loans sold to Dynex) purchased loss default and vender single interest physical damage insurance on the finance contracts. The purchase discount and insurance were amortized as an adjustment to the related finance contract's yield and operating expense, respectively, utilizing the same basis as that used to record income on the finance contracts, over the contractual life of the related finance contracts. At the time of sale, any remaining unamortized amounts were netted against the finance contract's principal amounts outstanding to determine the resultant gain or loss on sale.

Allowance for credit losses on the finance contracts was based on the Company's historical default rate, the liquidation value of the underlying collateral in the existing portfolio, estimates of repossession costs and probable recoveries from insurance proceeds. The allowance was increased by provisions for estimated future credit losses, which were charged against income. The allowance account was reduced for direct charge-offs using the specific identification method, and for estimated losses upon repossession of automobiles which was netted against the related finance contracts and transferred to collateral acquired.

The Company wrote down to zero the value of the remaining finance contracts held as of September 30, 2000.

Collateral Acquired.

Automobiles repossessed and held for sale were initially recorded at the carrying value of the finance contracts on the date of repossession less an allowance. This value approximated the expected cash proceeds from the sale of the assets and applicable insurance payments, net of all disposition costs. Due to the relatively short time period between acquisition and disposal of the assets, discounting of the expected net cash proceeds to determine fair value was not utilized.

Subsequent impairment reviews were performed quarterly on a disaggregated basis. A valuation allowance was established if the carrying amount was greater than the underlying fair value of the assets. Subsequent increases and decreases in fair value resulted in an adjustment of the valuation allowance, which was recorded in earnings during the period of adjustment. Adjustments for subsequent increases in fair value were limited to the existing valuation allowance amount, if any.

The Company did not have any finance contract collateral as of September 30, 2000.

Investments.

In August 2000, the Company made an investment in an emerging company as part of its new business plan. In October 2000, the Company made two additional investments in software companies of $500,000 and $75,000. The Company records its investments at fair value. The fair value of investments is determined based upon market value of the security.

Retained interest in securitizations

In connection with the financing of its finance contracts after 1996, the Company followed FAS 125, and (1) recognized the financial and servicing assets it controlled and the liabilities it incurred, (2) derecognized financial assets when control was surrendered, and (3) derecognized liabilities once they were extinguished. Control was considered to have been surrendered only if: (i) the transferred assets had been isolated from the transferor and its creditors, even in bankruptcy or other receivership (ii) the transferee had the right to pledge or exchange the transferred assets, or, was a qualifying special-purpose entity (as defined) and the holders of beneficial interests in that entity had the right to pledge or exchange those interests; and (iii) the transferor did not maintain effective control over the transferred assets through an agreement which both entitles and obligates it to repurchase or redeem those assets prior to maturity, or through an agreement which both entitled and obligated it to repurchase or redeem those assets if they were not readily obtainable elsewhere. If any of these conditions were not met, the Company accounted for the transfer as a secured borrowing.

Pursuant to certain securitization transactions, the related trusts issued Class B certificates to the Company which are subordinate to the Class A Certificates and senior to the retained interest in securitizations with respect to cash distributions from the trust. The Company accounted for the Class B certificates as trading securities with any unrealized gain or loss recorded in the statements of operations in the period of the change in fair value.

All other retained interests in securitizations were accounted for as investment securities classified as "available for sale". Accordingly, any unrealized gain or loss in the fair value was included in accumulated other income, a component of equity, net of the income tax effect. Any impairment deemed permanent was recorded as a charge against earnings. The fair value of retained interest in securitizations was calculated based upon the present value of the estimated future cash flows after considering the effects or estimated prepayments, defaults and delinquencies. The discount rate utilized was based upon assumptions that market participants would use for similar financial instruments subject to prepayments, defaults, and collateral value and interest rate risks.

The Company estimates that, due to the uncertainties in the amount of insurance claim proceeds and prior servicer reimbursements obtainable, the retained interests in securitizations have no value as of September 30, 2000.

Debt Issuance Costs

The costs related to the issuance of debt are capitalized and amortized into interest expense over the lives of the related debt. Debt issuance costs related to warehouse credit facilities are amortized using the approximate interest method over the term of commitment. All debt associated with the debt issuance costs was paid off at September 30, 2000.

Property, Plant and Equipment, Net

Property, plant and equipment are stated at cost less accumulated depreciation. Expenditures for additions and improvements are capitalized while minor replacements, maintenance and repairs, which do not improve or extend the life of such assets, are charged to expense. Gains or losses on disposal of fixed assets are reflected in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets, ranging from 3 to 5 years. Leasehold improvements are depreciated over the term of the lease.

In the event that facts and circumstances indicate that the cost of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation of impairment were required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. As a result of its change in business activities, most of the Company's equipment was no longer utilized. At September 30, 2000 the Company compared the carrying amount of its assets to the estimated future undiscounted cash flows associated with the asset and determined a write down was required.

Advertising

Advertising costs are expensed as incurred. Advertising costs were $459,652 and $116,262 for the years ended December 31, 1998 and 1999, respectively. The Company incurred no advertising costs for the nine months ended September 30, 2000.

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

Interest Income

The Company generally uses the simple interest method to determine interest.

Other Comprehensive Income

Other comprehensive income consisted of unrealized gain (loss) on retained interest in securitizations.

2.       Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133,"Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in its balance sheet and that it measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) is dependent upon the intended use of the derivative and the resulting designation. SFAS No. 133 generally provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (1) the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk or (2) the earnings effect of the hedged forecast transaction. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company plans to comply with the provisions of SFAS No. 133 upon its initial use of derivative instruments. As of September 30, 2000 the Company was utilizing no such instruments.

3.       Finance Contracts Held for Sale

The following amounts are included in finance contracts held for sale as of:

                                                         December 31,     September 30,
                                                            1999              2000
                                                      ----------------- -----------------
         Unpaid principal balance                           $ 954,065          $ 85,227
         Allowance for market losses                         (745,773)          (85,227)
                                                      ----------------- -----------------
         Finance contracts held for sale                    $ 208,292          $  -
                                                      ================= =================


4.       Retained interest in securitizations

         The changes in retained interest in securitizations follow:

                                                          December 31,      September 30,
                                                             1999               2000
                                                       ------------------ -----------------
          Beginning balance                                  $13,873,351       $ 1,401,858
          Changes from securitization and sale
              transactions                                    (3,199,533)
          Transfer of retained interest in
              accordance with Dynex
              settlement agreement                                              (1,401,858)

          Proceeds from retained interests                      (363,990)
          Impairment charge                                   (8,907,970)
                                                       ------------------ -----------------
          Ending balance                                     $ 1,401,858        $         -
                                                       ================== =================

         The Company periodically reviewed the fair value of the retained interests in securitizations. The difference in the fair value of securities available for sale and the historical carrying value on a disaggregated basis, where any reduction in value did not result in an impairment that was other than temporary, was recognized as an adjustment to accumulated other comprehensive income, a separate component of shareholders' equity. The Company recorded a charge against earnings for permanent impairment of retained interest in securitizations, determined on a disaggregated basis, of $8,907,970 for the year ended December 31, 1999. The Company transferred its interest in its 1997-A securitization of $1,401,858 to Dynex as part of its settlement agreement with Dynex.

         The Company's retained interests in securitizations represented the present value of expected future cash flows to the Company from sales of finance contracts. The amount of these retained interests were increased by additional sales or securitizations. The amount of these retained interests of finance contracts may decrease due to the Company's receipt of cash flows from their investment. Retained interests in securitizations will also decrease in the case of impairments caused by a revaluation of the future cash flows.

         The Company's term securitizations involved the placement of excess spread backed-notes, sometimes referred to as "B Pieces" with institutional investors. All assumptions used to size and sell these "B Pieces" were identical to the initial gain-on-sale assumptions the Company applied with respect to retained interests. The discount rates applied for retained interests ranged from 15% to 17%. The non-vector equivalent of annualized default rates typically ranged from 10% to 12%. The default rate assumptions were estimated based on the historical static pool results. Repossession recovery ratios, with deficiency insurance proceeds reflected, typically ranged from 80% to 90% through the time the Company serviced the loans.

          Three primary causes led to the impairment charges to retained interest in securitizations in 1998 and 1999. The first cause was the delay and/or cessation of insurance payments on eligible defaulted finance contracts within the Company's securitization portfolios. In six securitizations for which Interstate Fire and Casualty ("Interstate") has provided deficiency balance policies, insurance payments have been refused and/or delayed by the insurer. Moreover, the Company's surrender of servicing adversely affected the claims payment process, since the Company was not permitted to continue negotiating payments with Interstate. With respect to two other securitizations in 1997, the Company has been engaged in litigation with Progressive Northern Insurance Company ("Progressive") regarding the interpretation of default insurance coverage the Company acquired to enhance recoveries. During the early stages of the dispute, Progressive continued to pay claims. However, in April

1998 Progressive stopped paying claims. The loss of claims cash flow from Interstate and Progressive necessitated drawing funds from the applicable cash reserves to pay senior investors. The depletion of cash reserves and shortfalls in cash available to pay subordinated investors (resulting in the capitalization of accrued interest on their securities), increased the expected delay in receiving any ultimate cash flows, and reduced the value of the related retained interests. The Company continued to model the expected cash flows from Progressive in the revaluation of the retained interest, until the completion of the year-ended 1999, for which it was concluded, with the hindsight provided by the loss at the Progressive trial, that future cash flows from the Progressive policies was uncertain to the point where further write downs were warranted.

         The second primary factor was the transfer of servicing functions to the Company from a third party service provider, Loan Servicing Enterprise ("LSE"). After assuming all servicing functions from LSE, the Company accelerated the rate at which finance contracts were charged off as compared with prior periods. LSE also was unable to allocate collected funds to various securitization trusts, and this problem resulted in certain of those funds being withheld from distribution by the trustee. Accelerated charge-offs and reduced cash flows resulted in the diversion of any available cash flow to the senior investors that otherwise would flow to subordinated investors or to the benefit of the Company, resulting in accretion of the subordinated holders' principal and a corresponding impairment of the Company's retained interest.

         Other factors adversely impacting the retained interest valuation was the transfer of servicing in 1999 to servicers with less experience in collecting deficiency balance insurance claims and with different collection approaches, the increase in 1999 of VSI insurance deductible on the Dynex portfolio, and a change in 1998 to a more conservative revenue recognition model.

5.       Revolving Credit Facilities

         On June 10, 1998, the Company and Dynex Capital, Inc., ("Dynex") entered into an arrangement whereby the Company obtained a commitment from Dynex to purchase all currently warehoused and future automobile finance contract acquisitions through at least May 31, 1999 (the "Funding Agreement"). The terms of the Funding Agreement were modified on June 30, October 20, and October 28, 1998. Under the prior terms of the Funding Agreement, the Company transferred finance contracts to AutoBond Master Funding Corporation V ("Master Funding V"), a qualified unconsolidated special purpose subsidiary, and Dynex provided credit facilities in an amount equal to 104% of the unpaid principal balance of the finance contracts (the "Advance Rate") the proceeds of such facilities are received by the Company. Under the modified terms of the Funding Agreement, the Advance Rate was reduced from 104% to 88% for an interim period (the "Interim Period") ending December 31, 1998. At the end of the Interim Period, the Advance Rate reverted to 104% and Dynex was to advance to Master Funding V an additional amount equal to 16% of the unpaid principal balance of finance contracts financed by Dynex during the Interim Period. This additional amount receivable from Dynex of $6.5 million at December 31, 1998 was collected in January and February 1999. The Funding Agreement was unilaterally terminated by Dynex February 8, 1999. (See "Organization")

6.       Notes Payable and Non-Recourse Debt

      Notes payable:

         The following amounts are included in notes payable as of:

                                                        December 31,        September 30,
                                                              1999              2000
                                                       ------------------- ----------------
12% Convertible notes payable                                 $ 3,000,000              $ -
15% Subordinated convertible notes payable                      7,500,000                -
Other notes payable                                                 2,605                -
Discount on convertible notes payable                            (187,479)               -
                                                       ------------------- ----------------
                                                              $10,315,126              $ -
                                                       =================== ================


         On June 10, 1998, the Company sold to Dynex at par $3 million of the Company's 12% Convertible Senior Notes due 2003 (the "Senior Notes"). Interest on the Senior Notes is payable quarterly in arrears, with the principal amount due on June 9, 2003. The Company stopped making payments due on the Senior Notes in September 1999. The Senior Notes together with accrued interest have been settled according to the terms of the settlement agreement dated June 6, 2000. (See "Note 12")

         In January 1998, the Company privately placed with Bank Boston Investments, Inc. ("Bank Boston") $7,500,000 in aggregate principal amount of its 15% senior subordinated convertible notes (the "Subordinated Notes"). Interest on the Subordinated Notes were payable quarterly until maturity on February 1, 2001. The Subordinated Notes were convertible at the option of the holder for up to 368,462 shares of common stock of the Company, at a conversion price of

$3.30 per share, subject to adjustment under standard anti-dilution provisions. The Company also granted Bank Boston a warrant to purchase company stock exercisable to the extent the debt is not converted (See Note 10). The Subordinated Notes were issued pursuant to an Indenture, dated as of January 30, 1998 (the "Indenture") between the Company and Bank Boston, N.A., as agent. The Indenture contained certain restrictive covenants. The Company capitalized debt issuance costs of $594,688, and recorded a discount of $507,763 on the debt representing the value of the warrants issued. The debt issuance cost and discounts was being amortized as interest expense on the interest method through February 2001. At December 31, 1999 the Company did not meet certain of its financial covenants. The Company and Bank Boston entered into an agreement on July 27, 2000 whereby Bank Boston accepted $6.5 million in full settlement of the debt and all unpaid interest of approximately $1.1 million. The Company recorded an extraordinary gain of $1,804,345 from settlement of this debt. As a result of the Company's tax net operating loss carryforwards, there was no tax expense recognized on the settlement.

Non-Recourse Debt:

         Prior to the adoption of SFAS No. 125, the Company securitized loans through special purpose entities, however, the structure resulted in the Company retaining Class B certificates that were then financed directly by the Company rather than through related trusts. The Company obtained non-recourse financing from several finance companies with terms substantially identical to the Class B certificates, which are pledged to the debt. The effect was to grant the non-recourse note-holder, the economic benefit of the Class B certificates. The Company recorded the Class B certificates and the non-recourse financing on its balance sheet. The non-recourse loans bear interest at 15% per annum and have stated terms of six years. Principal and interest payments are paid by the related securitization trustee directly to the financing company consisting of all funds available to be paid to the Class B certificate holders. No interest payments were made in 2000 or 1999.

          During 1998 the Class B certificates were deemed to be impaired and were marked to market. As the non-recourse debt holders are only entitled to receive amounts attributable to the Class B certificates, their value and ultimate settlement is based on such Class B certificate and are also marked-to-market.

          The following summarizes the non-recourse debt outstanding at December 31, 1999 and September 30, 2000.

     Origination Date       Stated       Rate     Original Amount        December 31,       September 30,
     ----------------       -------      ----     ---------------        ------------       -------------
                             Terms                                              1999            2000
                             -----                                              ----            ----
April 8, 1996               6 years      15%              2,585,757          $  1,120,300      $ 1,120,300
March 28, 1996              6 years      15%              2,059,214             1,205,733        1,205,733
June 27, 1996               6 years      15%              2,066,410             1,480,957        1,480,957
September 30, 1996          6 years      15%              2,403,027             1,660,140        1,660,140
December 27, 1996           6 years      15%              2,802,891             2,221,356        2,221,356
Valuation adjustment                                                           (7,688,486)      (7,688,486)
                                                                           --------------- ----------------
Carrying value at end of period                                              $         -       $         -
                                                                           =============== ================


7.       Income Taxes

The provision for income taxes for the nine months ended September 30, 2000 and for the years ended December 31, 1998 and 1999 consisted of a provision for deferred taxes and the Company had no current tax liability. The reconciliation between the provision (benefit) for income taxes and the amounts that would result from applying the Federal statutory rate is as follows:

                                                                     December 31,             September 30,
                                                                1998            1999             2000
                                                          --------------- ---------------- ----------------
Federal tax (benefit) at statutory rate of 34%               $(3,662,069)     $(8,123,861)      $ 5,291,069
Nondeductible expenses                                            35,700           11,692             2,457
Change in valuation allowance related to Net
   Operating Loss                                                               8,010,369        (5,293,526)
                                                           --------------- ---------------- ----------------
Provision (benefit) for income taxes                        $ (3,626,369)     $  (101,800)      $         -
                                                           =============== ================ ================

Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's net deferred tax liability are as follows:

                                                      December 31,          September 30,
                                                             1999               2000
                                                      ------------------- ------------------
Deferred tax assets:
    Net operating losses                                    $ 8,659,265        $ 1,041,792
    Gain on securitizations                                           -          2,119,158
    Other                                                        87,040
                                                      ------------------- ------------------
         Gross deferred tax assets                            8,746,305          3,160,950
                                                      ------------------- ------------------
Deferred tax liabilities

    Gain on securitizations                                     291,829                  -
    Other                                                       444,107            444,107
                                                      ------------------- ------------------
         Gross deferred tax liabilities                     $   735,936        $   444,104
                                                      =================== ==================
Net deferred tax liabilities (assets)                       $(8,010,369)       $(2,716,843)
Valuation allowance                                           8,010,369          2,716,843
                                                      ------------------- ------------------
Net deferred tax liabilities (assets)                       $         -        $         -
                                                      =================== ==================

         At September 30, 2000 the Company had tax net operating loss carryforwards of approximately $3,064,093 expiring in fiscal year 2020.

8.       Shareholders' Equity

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

Stock Options

         The Company has granted stock options to employees and directors. The stock options granted have contractual terms of 5 to 10 years. All options granted to the employees and directors have an exercise price not less than the fair market value of the stock at the grant date. The options granted vest 33.33% per year beginning on the first anniversary of the date of grant. In accordance with APB 25, the Company has not recognized any compensation cost for the stock options granted.

         A summary of the status of the Company's stock options for the period January 1, 1998 through September 30, 2000 is presented below:

                                                       Shares of Underlying             Weighted Average
                                                              Options                    Exercise Price
                                                  ------------------------------- ---------------------------
Outstanding at January 1, 1998                                           271,000                        8.85
    Granted                                                              330,000                        5.85
    Exercised                                                                  -                           -
    Forfeited                                                            (52,668)                       7.44
                                                  ------------------------------- ---------------------------
Outstanding at December 31, 1998                                         548,332                        7.18
    Granted                                                                    -                           -
    Exercised                                                                  -                           -
    Forfeited                                                           (165,006)                       6.78
                                                  ------------------------------- ---------------------------
Outstanding at December 31, 1999                                         383,326                        7.35
    Granted                                                                    -
    Exercised                                                                  -
    Forfeited                                                            (47,002)                       4.22
                                                  ------------------------------- ---------------------------
Outstanding at September 30, 2000                                        336,324                        7.79
Options exercisable at end of period                                     336,324                        7.79

         The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; risk-free interest rates of 5.5%, the expected lives of options of 5 years; and a volatility of 45% for all grants in 1998. There were no grants in 1999 or 2000.

  Range of exercise price     Shares of underlying options     Weighted average      Weighted average
                                                                remaining life        exercise price
2.00 to 2.99                                          5,333                  6.66                   2.42
3.00 to 3.99                                         71,332                  7.27                   3.74
4.00 to 4.99                                         18,331                  6.78                   4.37
5.00 to 5.99                                          6,666                  7.98                   5.50
6.00 to 6.99                                          3,333                  7.36                   6.13
7.00 to 7.99                                         49,999                  7.51                   7.32
8.00 to 8.99                                          5,333                  7.21                   8.33
9.00 to 9.99                                         79,331                  6.23                   9.82
10.00 to 10.99                                       96,666                  6.14                  10.48

                             ------------------------------- --------------------- ----------------------
Total                                               336,324                  6.64                   7.79

Pro Forma Net Income and Net Income Per Common Share

          Had the compensation cost for the Company's Option Plan been determined consistent with SFAS 123, the Company's net income and net income per common share for 1998, 1999 and through September 30, 2000 would approximate the pro forma amounts below:

                                                                   December 31,               September 30,
                                                                1998             1999             2000
                                                       --- --------------- ----------------- ----------------

Net (loss) income attributable to common shareholders:
     As reported                                              (8,584,423)      (25,479,411)       14,354,279
     Pro Forma                                                (8,811,364)      (25,743,941)       14,319,632
Net (loss) income per common share (basic):
     As reported                                                   (1.31)            (3.90)             2.28
     Pro Forma                                                     (1.35)            (3.94)             2.28
Net (loss) income per common share (diluted):
     As reported                                                   (1.31)            (3.90)             2.28
     Pro Forma                                                     (1.35)            (3.94)             2.28

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

         In connection with the issuance of the Company's Subordinated Notes in January 1998, the Company issued to Bank Boston a warrant (the "Subordinated Note Warrant"). The Subordinated Note Warrant entitled the holder, upon exercise of the Warrant, to purchase from the Company that number of shares of the Company's common stock, up to 368,462, which were available for conversion at the maturity of the Subordinated Notes on February 1, 2001. The holder could either convert the debt or exercise the warrant but not both. If certain major corporate events (such as a change in control or major stock offering) do not occur prior to February 1, 2001, then the holder will have the right to put the Warrant to the Company at the difference between the current market price and the warrant exercise price. Based on the market price at December 31, 1999, no amount would be payable at such date. The Subordinated Note Warrant was to expire on January 31, 2005. The warrant was valued at $375,831 which was recorded as a discount on the debt. On July 27, 2000 the Company and Bank Boston reached a settlement. The debt was paid and the warrants were canceled.

         In connection with the placement of the Subordinated Notes and the Subordinated Note Warrant, the Company, William O. Winsauer and John S. Winsauer, as principals (the "Principals") entered into a Shareholders Agreement with Bank Boston pursuant to which the Principals granted to Bank Boston certain "tag-along rights" in connection with sales of common stock by the Principals. Also, the Company paid a placement fee of 5% of the principal amount of the Subordinated Notes to Dresner Investment Services, Inc. and issued to the placement agent a warrant to purchase 65,313 shares of common stock of the Company, at an exercise price of $6.30 per share. The warrant expires January 30, 2005.

         The Company's remaining outstanding warrant is held by Infinity Investors Limited and is exercisable for 100,000 shares of common stock of the Company at a price of $8.73 per share. The warrant expires March 31, 2002.

Preferred Stock

         Pursuant to the Company's amended articles of incorporation; the Company is authorized to issue from time to time up to 5,000,000 shares of preferred stock, in one or more series. The Board of Directors is authorized to fix the dividend rights, dividend rates, any conversion rights or right of exchange, any voting right, any rights and terms of redemption (including sinking fund provisions), the redemption rights or prices, the liquidation preferences and any other rights, preferences, privileges and restrictions of any series of preferred stock and the number of shares constituting such series and the designation thereof.

         In February 1998, the Company completed the underwritten public offering of 1,125,000 shares of its 15% Series A Cumulative Preferred Stock (the "Preferred Stock"), with a liquidation preference of $10 per share. The price to the public was $10 per share, with net proceeds to the Company of approximately $9,631,000. Such net proceeds have been utilized for working capital purposes, including the funding of finance contracts. Dividends on the Preferred Stock are cumulative and payable quarterly on the last day of March, June, September and December of each year, commencing on June 30, 1998, at the rate of 15% per annum. After three years from the date of issuance, the Company may, at its option, redeem one-sixth of the Preferred Stock each year, in cash at the liquidation price per share (plus accrued and unpaid dividends), or, if in common stock, that number of shares equal to $10 per share of Preferred Stock to be redeemed, divided by 85% of the average closing sale price per share for the common stock for the 5 trading days prior to the redemption date. The Preferred Stock is not redeemable at the option of the holder and has no stated maturity. Cumulative unpaid dividends at September 30, 2000 were $2,817,938.

         The Company has not paid the quarterly dividend on its Preferred Stock since December 31, 1998. If dividends on the Preferred Stock are in arrears for two quarterly dividend periods, holders of the Preferred Stock will have the right to elect two additional directors to serve on the Company's Board until such dividend arrearage is eliminated. Two of the Company's directors are designated as representing the Preferred Stock holders. In addition, certain changes that could materially affect the holders of Preferred Stock, such as a merger of the Company, cannot be made without the affirmative vote of the holders of two-thirds of the shares of Preferred Stock, voting as a separate class. There have been no directors elected by the Preferred Shareholders. The Preferred Stock ranks senior to the common stock with respect to the payment of dividends and amounts upon liquidation, dissolution or winding up. In the event of liquidation, dissolution or winding up of the Company, the amount required to satisfy the preferred shareholders is $13.7 million at September 30, 2000.

         The Company received 51,500 shares of its Preferred Stock as part of its settlement from Dynex. These shares have been cancelled.

Common Stock Investment Agreement

         On May 20, 1998, the Company and Promethean Investment Group, L.L.C. ("Promethean") entered into a common stock investment agreement (the "Investment Agreement") whereby Promethean agreed to purchase, subject to certain conditions, from the Company up to $20 million (subject to increase up to $25 million at Promethean's option) of the Company's common stock. In consideration of Promethean's obligations under the Investment Agreement, the Company paid $527,915 in cash on August 19, 1998, which was treated as an investment in a common stock agreement. The agreement expired August 20, 2000.

Earnings Per Share

         Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share differs from basic earnings per share for 1997 due to the assumed conversions of dilutive options, warrants and convertible debt that were outstanding during the period.

         Earnings per share is calculated as follows:

                                                                  December 31,              September 30,
                                                             1998              1999             2000
                                                        ---------------- ----------------- ----------------
Net (loss) income available to common shares (basic)       $(8,584,423)     $(25,479,411)      $14,354,279
                                                        ---------------- ----------------- ----------------
Net (loss) income available to common shares (diluted)     $(8,584,423)     $(25,479,411)      $14,354,279
                                                        ================ ================= ================

Weighted average shares outstanding (basic)                  6,531,311         6,531,311         6,292,938
                                                        ---------------- ----------------- ----------------
Weighted average shares outstanding (dilutive)               6,653,311         6,531,311         6,292,938
                                                        ================ ================= ================


         As the Company posted a net loss for the years ended December 31, 1998 and 1999, the effects of stock options and contingently issuable shares for the years ended December 31, 1998 and 1999 are anti-dilutive and not included in the computation of diluted loss per share. The Company's market price for shares of its stock remains below all option and warrant prices and therefore all options and warrants are anti-dilutive and not included in the computation of diluted earnings per share for the nine months ended September 30, 2000.

9.       Related Party Transactions

         The Company and AutoBond, Inc. ("ABI"), which was founded and is 100% owned by the Chief Executive Officer ("CEO") of the Company entered into a management agreement dated as of January 1, 1996 (the "ABI Management Agreement") which requires ABI to pay an annual fee of $50,000 to the Company for services rendered by it or the Company's employees on behalf of ABI as follows: (i) monitoring the performance of certain partnership interests owned by ABI and its sole shareholder, (ii) certain cash management services, including the advancing of funds to pay ABI's ordinary business expenses and (iii) providing advice as to regulatory compliance. The ABI Management Agreement also provides that the Company will perform certain accounting functions on behalf of ABI including (i) maintenance of financial books and records, (ii) monitoring of cash management functions, (iii) preparation of financial statements and tax returns and (iv) providing advice in connection with retention of independent accountants. The ABI Management Agreement further provides for the reimbursement of advances made by the Company for out-of-pocket costs and expenses incurred on behalf of ABI. Amounts due to the Company under the ABI Management Agreement amounted to $204,325 at December 31, 1998. As of July 1, 1998, the Company no longer provided management services, administrative services or accounting services for ABI. The Company deemed the amount uncollectible in 1999 and recorded an allowance for the full amount.

10.      Employment Agreements

         The Company and its chief executive officer ("CEO") entered into an employment agreement dated May 31, 1996 and effective from such date for five years. The agreement provides for compensation at a base salary of $240,000 per annum, which may be increased and may be decreased to an amount of not less than $240,000, at the discretion of the Board of Directors. The agreement entitles the CEO to receive the benefits of any cash incentive compensation as may be granted by the Board to employees, and to participate in any executive bonus or incentive plan established by the Board of Directors. The agreement also provides the CEO with certain additional benefits. The agreement automatically terminates upon (i) the death of the CEO, (ii) disability of the CEO for six continuous months together with the likelihood that the CEO will be unable to perform his duties for the following continuous nine months, as determined by the Board of Directors, (iii) termination of the CEO "for cause" (which termination requires the vote of a majority of the Board) or (iv) the occurrence of the five-year expiration date provided, however, the agreement may be extended for successive one-year intervals unless either party elects to terminate the agreement in a prior written notice.

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

         The Company entered into an employment agreement, dated as of January 1, 1998, with a former outside director to serve as a consultant to the Company until February 1, 1998, whereupon he agreed to become President of the Company for a period of three years. The agreement provides for compensation at a base salary of $200,000 per annum, with a one time signing bonus of $100,000 and additional performance bonuses of up to $25,000 per quarter, as approved by the CEO and the Compensation Committee. In addition, the President received options under the Option Plan to purchase 100,000 shares of the Company's common stock, along with an agreement to grant additional options to purchase 50,000 of the Company's common stock on December 1, 1998. In June 2000, the Company released the President and paid him $90,000 for the remainder of his contract.

11.      Leases

 The Company leases property under capital leases as follows:

                                                     December 31,     September 30,
                                                         1999             2000
                                                     ------------- --------------------
          Furniture                                    $  49,606           $  49,606
          Equipment                                      515,891             515,891
          Accumulated depreciation                      (374,961)           (565,497)
                                                     ------------- --------------------
          Net                                          $ 190,536           $       -
                                                     ============= ====================


         Future minimum lease payments under capital leases together with the present value of the future minimum lease payments included in accounts payable and accrued expenses as of September 30, 2000 follow:

          Year ending September 30, 2001                                     $147,284
                                                                   --------------------
          Total minimum lease payments                                        147,284
          Less amounts representing interest                                  (10,694)
                                                                   --------------------
          Present value of future minimum lease payments                     $136,590
                                                                   ====================



         The Company currently has no operating leases, which extend beyond one year.

12.      Commitments and Contingencies

         The Company is the plaintiff or the defendant in several legal proceedings generally related to the repossession of vehicles that its management considers to be the normal kinds of actions to which an enterprise of its size and nature might be subject. The outcomes are not expected to be material to the Company's overall business or financial condition, results of operations or cash flows.

         On June 9, 1998, the Company entered into a series of agreements with Dynex Capital, Inc. ("Dynex") whereby Dynex agreed to provide financing to the Company, with such financing to be secured by auto loans underwritten and acquired by the Company. Further, the Company was to service all such loans for a fee. Additionally, the three principal shareholders of the Company granted to an affiliate of Dynex, Dynex Holding, Inc., an option to acquire their stock. In February 1999, Dynex informed the Company that certain alleged "Funding Termination Events" had occurred and that Dynex would no longer honor its obligation to fund the Company as per the parties June 9, 1998, agreements. The Company vigorously disputed Dynex's allegations and, on February 8, 1999, filed suit against Dynex in the Texas case seeking to enforce Dynex's contractual obligations and/or to recover damages resulting from the breach thereof. After a four week jury trial, on March 9, 2000 the jury returned a verdict in favor of the Company. Specifically, the jury found that (a) the Company made no material, knowing or reckless misrepresentations to induce Dynex to enter in the June 9, 1998 agreements between the parties, (b) the Company did not breach its June 9, 1998 agreements with Dynex prior to Dynex's cessation of funding, and (c) Dynex maliciously or negligently made defamatory statements about the Company. Based on these findings, the jury awarded the Company $18.7 million in direct lost profits and approximately $50 million in consequential lost profits. After numerous motions by both parties, the court entered judgment reducing the amount of damages owed to the Company to $23.3 million. Thereafter, on June 9, 2000 the Company entered into a settlement agreement with Dynex, pursuant to which (a) Dynex and the Company released all claims against each other; (b) Dynex paid $20 million to the Company (of which $3.3 million was paid to the Company's Texas trial counsel pursuant to a contingency fee and expense arrangement), (c) Dynex surrendered to the Company 51,500 shares of the Company's preferred stock, (d) Dynex cancelled the Company's indebtedness to Dynex under a $3 million note, and
(e) the Company assigned to Dynex (i) a $1.4 million subordinated note from a securitization in which Dynex held the senior debt, and (ii) the common stock in two securitization subsidiaries in which Dynex held the senior debt.

         In 1998, the Company initiated suit in state court in Houston, Texas against Progressive Northern Insurance Co. arising out of insurance policies issued by Progressive affiliates to the Company. The policies provided deficiency balance coverage and physical damage coverage on automobile loans acquired by the Company and sold into certain securitizations. Progressive contended that there was a cumulative limit on claims under the Deficiency Balance Policy of 88% of the total premiums paid on that Policy, which was contrary to the Company's position. On this point, the Company's position was confirmed by the court. Progressive also contended that it had the right to cancel the Policies, without any refund of the fully-paid premiums, at any time pursuant to 30 days' notice and in fact did so in March 1998. The Company and the securitization trustees disputed this termination as contrary to the terms and understandings reached with Progressive and relied upon by the parties in interest, including the securitization market. This issue was submitted by the court to the jury. After a three week trial in January 2000, the Company failed to win a verdict against Progressive. The Company filed a motion to set aside the verdict based on various legal issues and the court denied this motion and entered a take nothing judgment against the Company. The Company is currently appealing this verdict.

         The Company and Tejas Securities Group, the lead underwriter of the sale in February 1998 of the Company's 15% Series A Cumulative Preferred Stock, have been sued by a former holder of the Preferred Stock. Plaintiff claims that he purchased the Preferred Stock from Tejas in reliance upon alleged representations made by both the Company and Tejas that the financing the Company had in place with Dynex was "secure". Plaintiff has alleged violations of the Texas Securities Act, fraud, negligent misrepresentation, civil conspiracy and violations of the Texas Business and Commerce Code. Plaintiff had previously filed a similar suit in Federal Court against the Company which was dismissed. The Company is vigorously defending this case and anticipates a favorable outcome.

         In connection with the 1997-B and 1997-C securitizations, $5.8 million in Class B Notes are exchangeable (at a rate of 117.5% of the principal amount of Class B Notes exchanged) for the Company's 17% Convertible Notes, solely upon the occurrence of a delinquency ratio trigger relating to the securitized pools. As of September 30, 2000, such trigger event has not been notified to the Company.

         In August 2000, the trustee for the Company's securitizations in 1995 and 1996 made demand, on behalf of the certificate holders, on the Company that it repurchase approximately $4.5 million in defaulted loans for which the trustee claimed Interstate Insurance was refusing to pay claims. The trustee claimed such refusal constituted a breach of representation by the Company regarding the insurance coverage on the finance contracts. The Company has vigorously disputed the trustee's claim and expects that any liability for unpaid claims will be posited with the insurer.

         The Company has made a capital commitment of $500,000 to an investment fund that co-invests in private venture-stage companies with whom the principals of the fund have business or professional relationships. $75,000 of the commitment was paid in October 2000.

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

Investments

         The fair value of investments is determined based upon market value of the security.

Retained interest in securitizations

         The fair value on retained interest in securitizations is determined based on discounted future net cash flows utilizing a discount rate that market participants would use for financial instruments with similar risks.

Notes Payable and Non-recourse debt

         The fair value of the Company's debt is based upon the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities and characteristics. The revolving credit lines are variable rate loans, resulting in a fair value that approximates carrying value. The Company has no notes payable at September 30, 2000.

         The estimated fair values of the Company's financial instruments at December 31, 1999 and September 30, 2000 are as follows:

                                  December 31, 1999           September 30, 2000
                               Carrying     Fair Value      Carrying     Fair Value
                                Amount                       Amount

                             ------------- -------------- ------------- -------------
Cash and cash equivalents     $   835,300    $   835,300    $7,050,088    $7,050,088
Finance contracts held for
  sale                            208,292        208,292             -             -
Investments                                                    100,000       100,000
Retained interest in
  securitizations-trading       1,401,858      1,401,858             -             -
Retained interest in
  securitizations-available
  for sale                              -              -             -             -
Notes payable &
    non-recourse debt          10,315,126     10,315,126             -             -

14.      Supplemental Cash Flow Disclosures

         Supplemental cash flow information with respect to payments of interest and warrants issued for services is as follows:

                                                 Year ended December 31,          September 30,
                                                     1998            1999             2000
                                                 -------------- ---------------- ----------------
Interest paid                                       $2,212,748       $1,032,677              $17
Warrants issued for services                           335,432                -                -

         No income taxes were paid during fiscal 1998, 1999 or 2000.

15.      Quarterly Information  (unaudited)

The following financial data summarizes quarterly results for the Company for the years ended December 31, 1999 and for the nine months ended September 30, 2000

                                                                  Three months ended
Fiscal 1999                                    March 31        June 30       September 30     December 31
     Total revenues                           $ 3,784,939     $ 1,888,659      $ 1,211,762     $  (384,728)
      Net loss                                 (2,460,671)     (7,288,693)      (6,649,686)     (7,392,861)
      Net loss available to common
        shareholders                           (2,882,546)     (7,710,568)      (7,071,561)     (7,814,736)
      Loss per common share basic and
        diluted                                     (0.44)          (1.18)           (1.08)          (1.20)




Fiscal 2000                                    March 31        June 30       September 30
      Total revenues                          $    36,087      $22,675,598       $  135,420
      Net (loss) income                        (1,678,171)      15,714,635        1,525,503
      Net (loss) income available to
        common shareholders                    (2,100,046)      15,337,791        1,116,534
      Earnings per common share basic and
        diluted                                     (0.32)            2.41              .19



                                      F-19





