Form 10-Q
period 2000-12-31
AUTOBOND ACCEPTANCE CORP
filed 2001-02-15
CIK 1014747

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

                                      OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from _______ to _______

                        COMMISSION FILE NUMBER 000-21673

                         AUTOBOND ACCEPTANCE CORPORATION

             (Exact name of registrant as specified in its charter)



        TEXAS                                            75-2487218


      (State or other jurisdiction                      (I.R.S. Employer
   of incorporation or organization)                   Identification No.)

1512 WEST 35TH STREET CUT-OFF, SUITE 310                    78755
(Address of principal executive offices)                  (Zip Code)


                                 (512) 436-7200

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

Yes ______    No __X___

As of January 31, 2001 there were 5,962,561 shares of the registrant's Common Stock, no par value, and 1,073,500 shares of registrant's 15% Preferred Stock, no par value, outstanding

TABLE OF CONTENTS


PART I- FINANCIAL INFORMATION............................................................................1

   ITEM 1. FINANCIAL STATEMENTS..........................................................................1
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION..........8

PART II-OTHER INFORMATION...............................................................................14

   ITEM 1. LEGAL PROCEEDINGS............................................................................14
   ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS....................................................14
   ITEM 3. DEFAULTS UPON SENIOR SECURITIES..............................................................14
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................14
   ITEM 5. OTHER INFORMATION............................................................................14
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.............................................................15

SIGNATURES..............................................................................................16

EXHIBIT 27.1............................................................................................17

                          PART I- FINANCIAL INFORMATION

ITEM 1. Financial Statements


                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                              September 30,          December 31,
                                                                                   2000                  2000
                                                                                                     (Unaudited)
                                                                           -------------------------------------------
                                 ASSETS
Cash and cash equivalents                                                           $ 7,050,088           $ 5,745,222
Investments                                                                             100,000               175,000
Notes receivable                                                                                              500,000
Other assets                                                                            125,000               137,200
                                                                           -------------------------------------------
Total assets                                                                        $ 7,275,088           $ 6,557,422
                                                                           ===========================================

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Payables and accrued liabilities                                                      $ 667,660             $ 593,175
                                                                           -------------------------------------------
Total liabilities                                                                     $ 667,660             $ 593,175
Commitments and Contingencies
Shareholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; 1,073,500 shares of 15% Series A cumulative preferred stock, $10 liquidation preference, issued and outstanding, at (Dividends in arrears of
     $3,220,501 at December 31, 2000)                                                10,341,000            10,341,000
Common stock, no par value; 25,000,000 shares authorized; 5,962,561
     shares issued and outstanding                                                        1,000                 1,000
Capital in excess of stated capital                                                   7,563,566             7,563,566
Due from shareholders                                                                   (10,592)              (10,592)
Accumulated deficit                                                                 (11,287,546)          (11,930,727)
                                                                           -------------------------------------------
Total shareholders' equity                                                            6,607,428             5,964,247
                                                                           -------------------------------------------
Total liabilities and shareholders' equity                                           $7,275,088           $ 6,557,422
                                                                           ===========================================

 The accompanying notes are an integral part of the consolidated financial statements


                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                       Three Months Ended
                                                                                          December 31,
                                                                                    1999                2000
Revenues:
    Interest income                                                                  $  47,835           $  107,372
    (Loss) on sale of finance contracts                                               (171,331)
    Servicing income                                                                   334,213
    Other income                                                                       201,266               15,009
                                                                             ---------------------------------------
Total revenues                                                                         411,983              122,381

Expenses:
    Provision for credit loss                                                          (26,997)
    Interest expense                                                                   510,771
    Salaries and benefits                                                              742,295              341,547
    General and administrative                                                       1,753,645              417,251
    Impairment of retained interest in securitizations                               4,235,272
    Other operating expenses                                                           589,858                6,764
                                                                             ---------------------------------------
Total expenses                                                                       7,804,844              765,562
                                                                             ----------------------------------------
(Loss) before income taxes                                                          (7,392,861)            (643,181)
Benefit for income taxes
                                                                             ----------------------------------------
Net (loss) income                                                                   (7,392,861)            (643,181)

Income attributable to preferred shareholders                                          421,875              402,563
                                                                             ----------------------------------------
Net (loss) available to common shareholders                                        $(7,814,736)         $(1,045,744)
                                                                             ========================================

Weighted average number of common shares:
    Basic and diluted                                                                6,531,311            5,962,561

(Loss) per common share - basic and diluted                                             $(1.20)              $(0.18)


 The accompanying notes are an integral part of the consolidated financial statements





                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)



                      Preferred Stock  Common       Capital in       Due from       Accumulated          Total
                                        Stock       Excess of     Shareholders       Deficit         Shareholder
                                                 Stated Capital                                         Equity
October 1, 2000         $10,341,000    $1,000      $7,563,566       $(10,592)     $(11,287,546)       $6,607,428
Net Loss                                                                              (643,181)         (643,181)
                      -------------------------------------------------------------------------------------------
December 31, 2000       $10,341,000    $1,000      $7,563,566       $(10,592)     $(11,930,727)       $5,964,247
                      ===========================================================================================






 The accompanying notes are an integral part of the consolidated financial statements


                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Three months Ended December 31,
                                                                                     1999                 2000
OPERATING ACTIVITIES:
Net (Loss)                                                                         $(7,392,861)          $ (643,181)
Adjustments to reconcile (loss) to net cash from operating activities
    Amortization of debt issuance costs and discounts                                  298,031
    Provision for credit loss                                                          (26,997)
    Provision for market impairment of finance contracts                              (316,186)
    Depreciation and amortization                                                      110,447
    Impairment of retained interests in securitizations                              4,235,272
    Gain on sale of finance contracts                                                  171,331
Changes in operating assets and liabilities
    Finance contracts held for sale, net                                                58,946
    Retained interest in securitizations                                                67,414
    Due from affiliates                                                                204,325
    Other assets                                                                     1,269,238              (12,200)
    Payables and accrued liabilities                                                   771,227              (74,485)
                                                                              ---------------------------------------
CASH  (USED) BY OPERATIONS                                                            (549,813)            (729,866)
                                                                              ---------------------------------------

INVESTING ACTIVITIES:
    Proceeds from disposal of collateral                                               176,397
    Proceeds from property, plant and equipment                                        110,000
    Note receivable funded                                                                                 (500,000)
    Purchase of investments                                                                                 (75,000)
                                                                              ---------------------------------------
CASH PROVIDED (USED) BY INVESTING                                                      286,397             (575,000)
                                                                              ---------------------------------------

FINANCING ACTIVITIES:
    Payments on notes payable                                                           (3,601)
                                                                              ---------------------------------------
CASH PROVIDED BY (USED IN) FINANCING                                                    (3,601)                 -0-
                                                                              ---------------------------------------
(DECREASE) IN CASH                                                                    (267,017)          (1,304,866)
BEGINNING CASH BALANCE                                                               1,102,317            7,050,088
                                                                              ---------------------------------------
ENDING CASH BALANCE                                                                  $ 835,300           $5,745,222
                                                                              =======================================

 The accompanying notes are an integral part of the consolidated financial statements


                AUTOBOND ACCEPTANCE CORPORATION AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       Basis of Presentation

         The consolidated financial statements of AutoBond Acceptance Corporation (the "Company") included herein are unaudited and have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, changes in shareholders' equity and cash flows for the interim periods. Results for interim periods are not necessarily indicative of the results for a full year. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the period ended September 30, 2000 (SEC File Number 000-21673). Certain data from the prior periods have been reclassified to conform to the 2000 presentation.

2.       New business plan

         In July 2000, the Board of Directors of the Company approved changing the Company's name to Agility Capital, Inc. ("Agility Capital") and the adoption of a new business plan. The Company has begun doing business as Agility Capital, Inc.

3.       New accounting pronouncements

         The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138, and as interpreted by the FASB and the Derivatives Implementation Group through "Statement 133 Implementation Issues", as of October 1, 2000. The Company has not engaged in any derivative instruments or any embedded derivative instruments that require bifurcation. The Company has not engaged in hedging activities.

4.       Investments.

         In August 2000, the Company made an investment of $100,000 in an emerging company as part of its new business plan. In October 2000, the Company invested $75,000 in an investment company and has committed an additional $425,000 to this company over the next 4 years. The Company records its investments at fair value. The fair value of investments is determined based upon the Company's valuation policy.

         Under the valuation policy of the Company, unrestricted securities are valued at the average closing price for publicly held securities for the last three days of the month. Restricted securities, including securities of publicly-owned companies which are subject to restrictions on resale, are valued at fair value as determined by the Board of Directors. Fair value is considered to be the amount which the Corporation may reasonably expect to receive for portfolio securities if such securities were sold on the valuation date. Valuations as of any particular date, however, are not necessarily indicative of amounts which may ultimately be realized as a result of future sales or other dispositions of securities. Among the factors considered by the Board of Directors in determining the fair value of restricted securities are the financial condition and operating results, projected operations, and other analytical data relating to the investment. Also considered are the market prices for unrestricted securities of the same class (if applicable) and other matters which may have an impact on the value of the portfolio company.

5.       Note receivable

         The Company issued at par for $500,000 an 8% convertible note in October 2000.

6.       Other assets

         The company entered into an agreement with Institutional Equity Corporation (IEC) to assist the Company with the placement of its proposed private offering. The Company paid a retainer of $125,000 to IEC upon signing the agreement. In the event that the private offering is not consummated, IEC will be reimbursed only for its actual out of pocket expenses, not to exceed $50,000.

         The Company accrued interest on its note receivable of $8,986 and on its interest bearing cash accounts of $3,214 which has been earned but not paid as of December 31, 2000.

7.       Earnings per Share

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

8.       Income taxes

         Management has reduced the deferred tax asset by a valuation allowance due to uncertainty of realizing certain tax loss carry-forwards and other deferred tax assets. The increase in net deferred tax assets during the three month period ended December 31, 2000 was offset by a corresponding increase in the valuation allowance. Accordingly no tax benefit was recognized for the net loss.

9.       Stockholders' Equity

Preferred Stock

         As dividends on the 15% Preferred Stock are in arrears for at least two quarterly dividend periods, holders of the Preferred Stock have exercised their right to call a special meeting of the Preferred Stock holders for the purpose of electing two directors to serve on the Company's Board of Directors until such dividend arrearage is eliminated. Such meeting was held on October 1, 1999; however, because a quorum of preferred shareholders did not attend or provide proxies for the meeting, no additional directors were elected. Two of the Company's directors have been designated by the board as representing the Preferred Stock holders. In addition, certain changes that could materially affect the holders of Preferred Stock, such as a merger of the Company, cannot be made without the affirmative vote of the holders of two-thirds of the shares of Preferred Stock, voting as a separate class. The Preferred Stock ranks senior to the common stock with respect to the payment of dividends and amounts upon liquidation, dissolution or winding up. In the event of liquidation, dissolution or winding up of the Company, the amount required to satisfy the preferred shareholders is $14.0 million at December 31, 2000 which includes dividends in arrears of $3.2 million.

10.      Commitments and Contingencies

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

         The Company and Tejas Securities Group, the lead underwriter of the sale in February 1998 of the Company's 15% Series A Cumulative Preferred Stock, was sued by a former holder of the Preferred Stock. Plaintiff claimed that he purchased the Preferred Stock from Tejas in reliance upon alleged representations made by both the Company and Tejas that the financing the Company had in place with Dynex Capital, Inc. was "secure". Plaintiff alleged violations of the Texas Securities Act, fraud, negligent misrepresentation, civil conspiracy and violations of the Texas Business and Commerce Code. Plaintiff had previously filed a similar suit in Federal Court against the Company which was dismissed. The Company and the Plaintiff settled the dispute through a settlement agreement signed on January 11, 2001.

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

         The Company is the plaintiff or the defendant in several legal proceedings that its management considers to be the normal kinds of actions to which an enterprise of its size and nature might be subject, and are not material to the Company's overall business or financial condition, results of operations or cash flows.

ITEM 2. Management's Discussion And Analysis Of Financial Condition And Results of Operation

         The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and the other financial data included herein. Certain of the financial information set forth below has been rounded in order to simplify its presentation. However, the ratios and percentages set forth below are calculated using the detailed financial information contained in the Financial Statements and the Notes thereto, and the financial data included elsewhere in this Form 10-Q. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the period ended September 30, 2000 (SEC File Number 000-21673).

         On June 9, 2000, the litigation between Dynex Capital, Inc. ("Dynex") and the Company was settled, with Dynex paying $20 million to the Company and agreeing to the cancellation of $3 million of notes issued by the Company. Through December 31, 2000, the Company has applied proceeds from the Dynex settlement to the retirement of indebtedness, the payment of fees and expenses related to the litigation, salaries and compensation expenses, auditing expenses and certain investments related to the Company's establishment of a private investment fund, as more fully discussed below. The Company reached agreement with Fleet/Bank Boston, the holder of the Company's remaining long-term debt, and a final payment of $6,500,000 was made to Bank Boston on July 27, 2000.

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

         Potential investors should be aware that an investment in the Fund involves a significant degree of risk. There can be no assurance that the Fund's investment objectives will be achieved or that investors will receive a return of their capital.

REVENUES

         The Company's current source of revenues consists of investment income on net proceeds from its settlement with Dynex Capital, Inc. Prior to ceasing its specialty finance business the Company's revenue consisted of three components: interest income, gain on sale of finance contracts and servicing fee income.

         Gain on Sale of Finance Contracts. For transfers of financial assets that result in the recognition of a sale, the newly created assets obtained and liabilities incurred by the transferor as a part of a transfer of financial assets are initially measured at fair value. An impairment review of the retained interest in securitizations was performed periodically by calculating the net present value of the expected future excess spread cash flows after giving effect to changes in assumptions due to market and economic changes and the performance of the loan pool to date. Impairment is determined on a disaggregated basis consistent with the risk characteristics of the underlying finance contracts as well as the performance of the pool to date. To the extent that the Company deems the asset to be permanently impaired, the Company would record a charge against earnings and write down the asset accordingly. The Company recorded a charge to income of $4,235,272 during the three months ended December 31, 1999 as a result of the impairment review of its retained interests in securitizations.

         Servicing Fee Income. The Company earned substantially all of its servicing fee income on the contracts it serviced on behalf of securitization trusts. Servicing fee income consisted of: (i) contractual administrative and servicing fees received through securitizations, and (ii) fee income earned as servicer for such items as late charges and documentation fees, which are earned whether or not a securitization has occurred. The Company completed the transfer of all of its servicing activities to third party servicers by October 1999.

         The Company's source of revenues for the three months ended December 31, 2000 consists of interest and dividends on its cash and investments.

RESULTS OF OPERATIONS

         Due to the Company's cessation of its specialty finance business in 1999, period-to-period comparisons of operating results will not be meaningful, and results of operations from prior and current periods may not be indicative of future results. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto.

THREE MONTHS ENDED DECEMBER 31, 2000 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1999

Net Loss

         In the three months ended December 31, 2000, net loss decreased $6,749,680 to a net loss of $643,181 from a net loss of $7,392,861 for the three months ended December 31, 1999. The decrease in net loss resulted primarily from there being no further write downs of retained interests in securitizations in 2000, as well as, from the Company reducing its staff from 27 employees at December 31, 1999 to 5 employees at December 31, 2000. The Company's expenses were reduced because of the cessation of its prior business of acquiring and servicing finance contracts during the three months ended December 31, 1999.

Total Revenues

         Total revenues decreased $289,602 to $122,381 for the three months ended December 3, 2000 from $411,983 for the three months ended December 31, 1999. The decrease was due to the Company winding down its specialty finance operations, and transferring its remaining servicing rights in October 1999.

         Interest Income. Interest income increased $59,537 to $107,372 from $47,835. Interest in 2000 was generated from interest earned on the invested proceeds from the Dynex settlement.

         Loss on Sale of Finance Contracts. The Company's remaining finance contract portfolio was completely liquidated during the three months ended December 31, 1999 reflecting whole loans sales at a loss. No finance contracts were sold in the 2000 period.

         Servicing Fee Income. The Company earned no servicing fees for the three months ended December 31, 2000. The Company transferred all servicing responsibilities to third parties during 1999. Servicing fee income for the three months ended December 31, 1999 was $334,213.

         Other Income. For the three months ended December 31, 2000 and 1999 other income was $15,009 and $201,266, respectively, and consisted primarily of insurance settlement proceeds on auto finance contracts and dividends.

Total Expenses

         Total expenses of the Company decreased $7,039,282 to $765,562 for the three months ended December 31, 2000 from $7,804,844 for the three months ended December 31, 1999, due to the Company writing down its retained interests in securitization by $4,235,272 in 1999, winding down its specialty finance operations, terminating employees and focusing on mitigating its losses caused by the cessation of funding by Dynex.

         Provision for Credit Loss. There was no provision for credit losses for the three months ended December 31, 2000. The Company owned no finance contracts or other receivable that was doubtful of collection. Actual collections on finance contracts exceeded the estimated amounts by $26,997 for the comparable period in 1999.

         Interest Expense. There was no interest expense for the three months ended December 31, 2000. There was $510,771 interest expense for the three months ending December 31, 1999. The decrease was the result of the extinguishment of all interest bearing debt.

         Salaries and Benefits. Salaries and benefits decreased $400,748 to $341,547 for the three months ended December 31, 2000 from $742,295 because of the head count reduction caused by the cessation of the Company's specialty finance operations during 1999. The Company had 27 employees at December 31, 1999. There were 5 employees as of December 31, 2000.

         General and Administrative Expenses. General and administrative expenses decreased $1,336,394 to $417,251 for the three months ended December 31, 2000 from $1,753,645 for the three months ended December 31, 1999. During the three months ended December 31, 1999 the Company incurred professional fees associated with litigation with both Progressive Insurance and Dynex Capital, Inc. During the three months ended December 31, 2000, the Company's general and administrative expenses were primarily professional expenses including accounting fees for the completion of the audit, corporate counsel fees, Progressive litigation fees, and fees and expenses related to the pursuit of the Company's new business plan.

         Impairment of Retained Interest in Securitizations. The Company periodically reviewed the fair value of its retained interest in securitizations. The Company recorded a charge against earnings for impairment of these assets of $4,235,272 for the three months ending December 31, 1999. This impairment reflected the revaluation of expected future cash flows to the Company from these securitizations. The revaluation of the retained interests to zero as of the end of the period ended December 31, 1999 reflects the uncertainty regarding the receipt of any future cash flows from those securitizations as to which the Company still maintains a retained interest.

         Other Operating Expenses. Other operating expenses (consisting principally of servicer fees, credit bureau reports, communications and insurance) decreased $583,094 to $6,764 for the three months ended December 31, 2000 from $589,858 for the three months ended December 31, 1999 because the Company no longer services loans, the elimination of a substantial portion of the Company's communication system and the decreased need for insurance.

FINANCIAL CONDITION

         Cash and cash equivalents. Cash and cash equivalents decreased $1,304,866 at December 31, 2000 from $7,050,088 at September 30, 2000. The decrease in cash and cash equivalents was the result of an operating loss of $643,181, venture investments in two companies of $175,000, issuance of a note receivable of $500,000 and a reduction in the Company's payables.

         Investments. The following table sets forth the investments made by the company:


                               September 30, 2000       December 31, 2000
                               ------------------       -----------------
        Yehti Corporation                 100,000                 100,000
        Access Ventures                                            75,000
                               ------------------------------------------
                 Total                  $ 100,000                $175,000
                               ==========================================


          Note Receivable. In October 2000, the Company issued at par for $500,000 an 8% convertible note from Modelwire, Inc.

         Other Assets. Other assets consists of deferred private placement costs and accrued interest earned. Other assets increased $12,200 to $137,200 at December 31, 2000 from $125,000 at September 30, 2000. The increase resulted from the accrual of interest earned on notes receivable and cash equivalents.

         Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities decreased $74,485 to $593,175 at December 31, 2000 from $667,660 at September 30, 2000. The Company is reducing its debt. Accounts payables and accrued liabilities consists primarily of lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2000, the Company had just over $5.7 million in cash and no long-term indebtedness. Management believes the Company has sufficient liquidity to meet its obligations (primarily employee/consultant fees and expenses, rent and professional expenses) and to make selected investments through 2001. Management hopes to generate additional liquidity and revenues through the establishment of the Agility Capital Fund in the following ways: (i) the sale to the Fund (at cost) of certain investments made by the Company on behalf of the Fund, (ii) a management fee of up to 2.5% per annum of committed funds, (iii) the pro rata share of realized investment gains on the Company's investment in the Fund (expected to be 1% of size of the Fund, or a maximum of $500,000), and (iv) additional fees of up to 20% of the realized gains on Fund investments (less amounts utilized for compensation arrangements for the officers of the Fund Manager). There can be no assurance that the Fund will be established or managed in a manner in which those revenue goals are met.

         Cash Flows. Significant cash flows related to the Company's operating activities include the use of cash to pay salaries, professional consultant fees, and reduction of trade accounts payable. Net cash used by operating activities totaled $729,866 during the three months ended December 31, 2000.

         Significant cash flows used by investing activities consisted of the purchase of an investment for $75,000 and the funding of a note receivable for $500,000.

         There were no cash flows from financing activities during the three months ended December 31, 2000.

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

         As dividends on the Preferred Stock are in arrears for at least two quarterly dividend periods, holders of the Preferred Stock have exercised their right to call a special meeting of the Preferred Stock holders for the purpose of electing two additional directors to serve on the Company's Board of Directors until such dividend arrearage is eliminated. Such meeting was held on October 1, 1999; however, because a quorum of preferred shareholders did not attend or provide proxies for the meeting, no additional directors were elected. Two of the Company's directors have been designated by the board as representing the Preferred Stock holders. In addition, certain changes that could materially affect the holders of Preferred Stock, such as a merger of the Company, cannot be made without the affirmative vote of the holders of two-thirds of the shares of Preferred Stock, voting as a separate class. The Preferred Stock ranks senior to the Common Stock with respect to the payment of dividends and amounts upon liquidation, dissolution or winding up. During the years 1999 and 2000, no dividends have been paid on the Preferred Stock and the Company at December 31, 2000 is $3,220,501 in arrears in dividend payments.

IMPACT OF INFLATION AND CHANGING PRICES

         Since the Company does not originate finance contracts and has no debt, the Company does not believe that inflation directly has a material adverse effect on its financial condition or results of operations. Inflation can adversely affect the Company's operating expenses, such as rent and employee expenses, and can also positively affect investment income.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

         The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138, and as interpreted by the FASB and the Derivatives Implementation Group through "Statement 133 Implementation Issues", as of October 1, 2000. The Company has not engaged in any derivative instruments or any embedded derivative instruments that require bifurcation. The Company has not engaged in hedging activities.

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

         The Company's fixed rate debt was paid off through settlement agreements with Dynex on June 9, 2000 and with Bank Boston on July 27, 2000. The Company's new business plan does not contemplate the incurrence by the Company of additional material long-term indebtedness.

FORWARD LOOKING STATEMENTS

         The statements contained in this document that are not historical facts are forward looking statements. Actual results may differ from those projected in the forward looking statements. These forward looking statements involve risks and uncertainties, including but not limited to the following risks and uncertainties: changes in the performance of the financial markets, in the demand for and market acceptance of the Company's services, and in general economic conditions, including interest rates, presence of competitors with greater financial resources and the impact of competitive products and pricing; the effect of the Company's policies; the ability of the Company to find adequate funding sources, the ability of the Company to raise a venture capital fund, and the ability of the Company to find suitable investments for the venture capital fund that provide an ongoing revenue stream to the Company. Investors also are directed to other risks discussed in documents filed by the Company with the SEC.

                            PART II-OTHER INFORMATION

ITEM 1. Legal Proceedings

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

         The Company and Tejas Securities Group, the lead underwriter of the sale in February 1998 of the Company's 15% Series A Cumulative Preferred Stock, was sued by a former holder of the Preferred Stock. Plaintiff claimed that he purchased the Preferred Stock from Tejas in reliance upon alleged representations made by both the Company and Tejas that the financing the Company had in place with Dynex Capital, Inc. was "secure". Plaintiff alleged violations of the Texas Securities Act, fraud, negligent misrepresentation, civil conspiracy and violations of the Texas Business and Commerce Code. Plaintiff had previously filed a similar suit in Federal Court against the Company which was dismissed. The Company and the Plaintiff settled the dispute through a settlement agreement signed on January 11, 2001.

ITEM 2. Changes in Securities and Use of Proceeds

         None

ITEM 3. Defaults Upon Senior Securities

         None

ITEM 4. Submission of Matters to a Vote of Security Holders

         None

ITEM 5. Other Information

         None

ITEM 6. Exhibits and Reports on Form 8-K


EXHIBIT NO.     DESCRIPTION OF EXHIBIT
------------    ------------------------

3.1 (1)......   Restated Articles of Incorporation of the Company
3.2 (1)......   Amended and restated Bylaws of the Company
4.1 (1)......   Specimen Common Stock Certificate
10.1 (1).....   Employment Agreement effective as of May 1, 1996 between
                    William O. Winsauer and the Company
21.1 (2).....   Subsidiaries of the Company
27.1.........   Financial Data Schedule


(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No.333-05359).

(2) Incorporated by reference to the Company's annual report on form 10-K for the period ended September 30, 2000

Reports on Form 8 K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 15, 2001.


                                 AUTOBOND ACCEPTANCE CORPORATION

                                 By: /s/ WILLIAM O. WINSAUER
                                    ----------------------------
                                         WILLIAM O. WINSAUER,
                                         CHAIRMAN OF THE BOARD
                                         AND CHIEF EXECUTIVE OFFICER

                                 By: /s/ A. DALE HENRY
                                     ----------------------------
                                         A. DALE HENRY,
                                         CHIEF FINANCIAL OFFICER
                                         AND PRINCIPAL ACCOUNTING OFFICER