Form 10-Q
period 2001-03-31
AUTOBOND ACCEPTANCE CORP
filed 2001-05-14
CIK 1014747

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from _______ to _______

                        Commission file number 000-21673

                              Agility Capital, Inc.

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

Yes           No  X
    -------      ---

As of March 31, 2001 there were 5,962,561 shares of the registrant's Common Stock, no par value, and 1,073,500 shares of registrant's 15% Preferred Stock, no par value, outstanding

Table of Contents


PART I- FINANCIAL INFORMATION............................................................................1

   ITEM 1. FINANCIAL STATEMENTS..........................................................................1
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION..........8

PART II-OTHER INFORMATION...............................................................................16

   ITEM 1. LEGAL PROCEEDINGS............................................................................16
   ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS....................................................16
   ITEM 3. DEFAULTS UPON SENIOR SECURITIES..............................................................16
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................16
   ITEM 5. OTHER INFORMATION............................................................................17
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.............................................................18

SIGNATURES..............................................................................................19

EXHIBIT 27.1............................................................................................20

                          PART I- FINANCIAL INFORMATION

ITEM 1. Financial Statements

                     AGILITY CAPITAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                    September 30,           March 31,
                                                                                        2000                  2001
                                                                                                           (Unaudited)
                                                                                  ----------------       -------------
                                 ASSETS

Cash and cash equivalents                                                         $   7,050,088          $  4,972,810
Investments                                                                             100,000               375,000
Note receivable                                                                                               500,000
Other assets                                                                            125,000               148,020
                                                                                  -------------          ------------
Total assets                                                                      $   7,275,088          $  5,995,830
                                                                                  =============          ============


                  LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Payables and accrued liabilities                                                  $     667,660          $    463,834
                                                                                  -------------          ------------
Total liabilities                                                                 $     667,660          $    463,834
Commitments and Contingencies (note 9)
Shareholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; 1,073,500 shares of
     15% Series A cumulative preferred stock, $10 liquidation preference, issued
     and outstanding (Dividends in arrears of $3,623,064 at March 31, 2001)          10,341,000            10,341,000
Common stock, no par value; 25,000,000 shares authorized; 5,962,561
     shares issued and outstanding                                                        1,000                 1,000
Capital in excess of stated capital                                                   7,563,566             7,563,566
Due from shareholders                                                                   (10,592)              (10,592)
Accumulated deficit                                                                 (11,287,546)          (12,362,978)
                                                                                  -------------          ------------
Total shareholders' equity                                                            6,607,428             5,531,996
                                                                                  -------------          ------------
Total liabilities and shareholders' equity                                        $   7,275,088          $  5,995,830
                                                                                  =============          ============


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                     AGILITY CAPITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                Three Months Ended March 31,  Six Months Ended March 31,
                                                     2000          2001           2000          2001
Revenues:
    Interest income                             $     2,655    $    80,979    $    50,490    $   188,351
    (Loss) on sale of finance contracts              (8,098)          --         (179,430)          --
    Servicing income                                   --             --          334,213           --
    Other income                                     41,530        104,817        242,796        119,826
                                                -----------    -----------    -----------    -----------
Total revenues                                       36,087        185,796        448,069        308,177

Expenses:
    General and administrative                      872,769        391,350      2,626,415        808,601
    Salaries and benefits                           376,052        214,899      1,118,348        556,446
    Interest expense                                417,254           --          928,022           --
    Provision for credit loss                          --             --          (26,997)          --
    Impairment of retained interest in
      securitizations                                  --             --        4,235,272           --
    Other operating expenses                         48,183         11,798        638,040         18,562
                                                -----------    -----------    -----------    -----------
Total expenses                                    1,714,258        618,047      9,519,100      1,383,609
                                                -----------    -----------    -----------    -----------
Loss before income taxes                         (1,678,171)      (432,251)    (9,071,031)    (1,075,432)
Benefit for income taxes
                                                -----------    -----------    -----------    -----------
Net loss                                         (1,678,171)      (432,251)    (9,071,031)    (1,075,432)

Income attributable to preferred shareholders       421,875        402,563        843,750        805,126
                                                -----------    -----------    -----------    -----------
Net loss attributable to common shareholders    $(2,100,046)   $  (834,814)   $(9,914,781)   $(1,880,558)
                                                ===========    ===========    ===========    ===========

Weighted average number of common shares:

    Basic and diluted                             6,531,311      5,962,561      6,531,311      5,962,561

Loss per common share -
    Basic and diluted                                $(0.32)        $(0.14)        $(1.52)        $(0.32)


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                     AGILITY CAPITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                             Six months Ended March 31,
                                                                                2000               2001
OPERATING ACTIVITIES:
Net (Loss)                                                                  $(9,071,031)        $(1,075,432)
Adjustments to reconcile (loss) to net cash from operating activities
    Amortization of debt issuance costs and discounts                           316,645
    Provision for credit loss                                                   (26,997)
    Provision for market impairment of finance contracts                        318,240
    Depreciation and amortization                                               517,710
    Impairment of retained interests in securitizations                       4,235,272
Changes in operating assets and liabilities
    Retained interest in securitizations                                         86,000
    Due from affiliates                                                         204,325
    Other assets                                                              1,283,006             (23,020)
    Payables and accrued liabilities                                            959,032            (203,826)
                                                                            -----------         -----------
CASH  (USED) BY OPERATIONS                                                   (1,177,798)         (1,302,278)
                                                                            -----------         -----------

INVESTING ACTIVITIES:
    Proceeds from disposal of collateral                                         88,053
    Note receivable funded                                                                         (500,000)
    Purchase of investments                                                                        (275,000)
                                                                            -----------         -----------
CASH PROVIDED (USED) BY INVESTING                                                88,053            (775,000)
                                                                            -----------         -----------

(DECREASE) IN CASH                                                           (1,089,745)         (2,077,278)
BEGINNING CASH BALANCE                                                        1,102,317           7,050,088
                                                                            -----------         -----------
ENDING CASH BALANCE                                                         $    12,572         $ 4,972,810
                                                                            ===========         ===========


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                     AGILITY CAPITAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1. Basis of Presentation

         The consolidated financial statements of Agility Capital, Inc. and subsidiaries (the "Company") formerly AutoBond Acceptance Corporation, included herein are unaudited and have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, changes in shareholders' equity and cash flows for the interim periods. Results for interim periods are not necessarily indicative of the results for a full year. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the period ended September 30, 2000 (SEC File Number 000-21673). Certain data from the prior periods have been reclassified to conform to the 2000 presentation.

2. New business plan

         In July 2000, the Board of Directors of the Company approved changing the Company's name to Agility Capital, Inc. ("Agility Capital") from AutoBond Acceptance Corporation and the adoption of a new business plan. The Company has begun doing business as Agility Capital. As Agility Capital, the Company will pursue revenues by acting as an advisor to, and investor in, new economy ventures through the establishment of one or more investment funds. The Company's new business plan calls for the Company to invest in promising new, privately held companies, located in the Southwestern and Eastern United States technology "hotbeds", operating in the Internet, software, communications, electronics, and new media industries.

3. Investments.

         In August 2000, the Company made an investment of $100,000 in an emerging company as part of its new business plan. In October 2000, the Company invested $75,000 in an investment company and has committed an additional $425,000 to this company over the next 4 years. In February and March 2001, the Company made investments totaling $200,000 in another emerging company. The Company records its investments at fair value. The fair value of investments is determined based upon the Company's valuation policy.

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

4. Note receivable

         In October 2000, the Company purchased at par a $500,000 convertible note bearing interest at 8% from an emerging company. The note is to be converted at the option of the Company into shares of securities being offered at the time of a Qualifying Financing. A Qualifying Financing is defined as a private financing resulting in proceeds before expenses of $5,000,000 or more to the emerging company. The number of shares shall be computed by dividing (i) the principal amount of the note together with accrued interest on such principal amount as of the date of conversion by (ii) the lower of (x) $4.00 per common equivalent share or (y) the price per share of the securities issued in such Qualifying Financing discounted by 35% of such price.

         The note is due and payable upon the earliest to occur of the following:

              (a)  the second anniversary of the date issued; or

              (b) upon sale by the note issuer of all or substantially all of its assets; or

              (c)  upon liquidation of the note issuer; or

              (d) upon any merger involving the note issuer in which the note issuer is not the resulting or surviving entity.

5. Other assets

         The company entered into an agreement with Institutional Equity Corporation (IEC) to assist the Company with the placement of its proposed private offering. The Company paid a retainer of $125,000 to IEC upon signing the agreement. In the event that the private offering is not consummated, IEC will be reimbursed only for its actual out of pocket expenses, not to exceed $50,000.

         The Company accrued interest on its note receivable of $18,849 and on its interest bearing cash accounts of $4,171 which has been earned but not paid as of March 31, 2001.

6. Earnings per Share

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

         As the Company posted a net loss, the effects of stock options and contingently issuable shares are anti-dilutive and not included in the computation of diluted loss per share. The Company's market price for shares of its stock remains below all outstanding option and warrant prices; therefore all options and warrants are not dilutive and not included in the computation of diluted earnings per share for the six months ended March 31, 2001.

7. Income taxes

         Management has reduced the deferred tax asset by a valuation allowance due to uncertainty of realizing certain tax loss carry-forwards and other deferred tax assets. The increase in net deferred tax assets during the six month period ended March 31, 2001 was offset by a corresponding increase in the valuation allowance. Accordingly no tax benefit was recognized for the net loss.

8. Stockholders' Equity

         Preferred Stock

         As dividends on the 15% Preferred Stock are in arrears for at least two quarterly dividend periods, holders of the Preferred Stock have exercised their right to call a special meeting of the Preferred Stockholders for the purpose of electing two directors to serve on the Company's Board of Directors until such dividend arrearage is eliminated. Such meeting was held on October 1, 1999; however, because a quorum of Preferred Stockholders did not attend or provide proxies for the meeting, no additional directors were elected. At the annual meeting of shareholders held in March 2001, the Preferred Stockholders were again given the opportunity to elect two additional directors, but a quorum was not achieved. Accordingly, the common stockholders elected two additional directors on behalf of the Preferred Stockholders. In addition, certain changes that could materially affect the holders of Preferred Stock, such as a merger of the Company, cannot be made without the affirmative vote of the holders of two-thirds of the shares of Preferred Stock, voting as a separate class. The Preferred Stock ranks senior to the common stock with respect to the payment of dividends and amounts upon liquidation, dissolution or winding up. In the event of liquidation, dissolution or winding up of the Company, the amount required to satisfy the Preferred Stockholders is $14.4 million at March 31, 2001 which includes dividends in arrears of $3.6 million

         Stock Option Plan

         The Company adopted the Agility Capital, Inc. 2001 Stock Option Plan at the March 6, 2001 shareholder's meeting. The plan is intended to advance the interests of the Company and its stockholders and subsidiaries by attracting, retaining and motivating the performance of selected directors, officers and employees of the Company of high caliber and potential upon whose judgement, initiative and effort the Company is largely dependent for the successful conduct of its business, and to encourage and enable such directors, officers and employees to acquire and retain a proprietary interest in the Company by ownership of its common stock. Subject to adjustment, the maximum number of shares of Common Stock which may be issued and sold under the plan in the aggregate shall be 1,100,000 shares. The Company has agreed to issue options for 600,000 shares to its president as part of the plan.

9. Commitments and Contingencies

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

         In August 2000, the trustee for the Company's securitizations in 1995 and 1996 made demand, on behalf of the certificate holders, on the Company that it repurchase approximately $4.5 million in defaulted loans for which the trustee claimed Interstate Insurance was refusing to pay claims. The trustee claimed such refusal constituted a breach of representation by the Company regarding the insurance coverage on the finance contracts. The Company has vigorously disputed the trustee's claim and expects that any liability for unpaid claims will be posited with the insurer. The Company is currently in negotiations with the trustee, the investors and the insurance company to resolve the situation.

         The Company has made a capital commitment of $500,000 to an investment fund that co-invests in private venture-stage companies with whom the principals of the fund have business or professional relationships. $75,000 of the commitment was paid in October 2000. The remainder of the commitment is due when called over the next four years.

         The Company is the plaintiff or the defendant in several legal proceedings that its management considers to be the normal kinds of actions to which an enterprise of its size and nature might be subject, and are not material to the Company's overall business or financial condition, results of operations or cash flows.

10. New accounting pronouncements

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

         On June 9, 2000, the litigation between Dynex Capital, Inc. ("Dynex") and the Company was settled, with Dynex paying $20 million to the Company and agreeing to the cancellation of $3 million of notes issued by the Company. Through March 31, 2001, the Company has applied proceeds from the Dynex settlement to the retirement of indebtedness, the payment of fees and expenses related to the litigation, salaries and compensation expenses, corporate expenses and funding certain investments related to the Company's establishment of a private investment fund, as more fully discussed below. The Company reached agreement with Fleet/Bank Boston, the holder of the Company's remaining long-term debt, and a final payment of $6,500,000 was made to Bank Boston on July 27, 2000.

         The Company has moved its headquarters in Austin Texas from 100 Congress to 1512 West 35th Street Cutoff and is also maintaining an office at Agility Capital Inc., 2 Soundview, Stamford, Connecticut 06901. The Company currently has 6 employees. In July 2000, the Board of Directors of the Company approved changing the Company's name to Agility Capital, Inc. ("Agility Capital") and the adoption of a new business plan. As Agility Capital, the Company will pursue revenues by acting as an advisor to, and investor in, new economy ventures through the establishment of one or more investment funds. In connection with this strategy, the Company has hired Thomas Blinten as the new President of the Company. Mr. Blinten has been a director of the Company since 1996 and has 18 years experience in investment banking, with recent experience in starting, financing, and managing Internet-related businesses.

         The Company is in the process of raising, pursuant to a private placement, a $100,000,000 venture capital investment fund with a projected 10-year term, to be called the Agility Capital Fund, LLC (the "Fund"). The Fund will sell and issue membership interests to accredited and institutional investors. The Company will invest in such interests through an investment of its cash balances and conveyance of the Company's current investments and will also serve as the managing member and the initial advisor to the Fund. The Fund will invest in early stage, privately held companies operating in the e-commerce business services/internet, information technology and services, new media, enterprise and application software, and communications industries. On a select basis, later stage companies in other industries may also be considered.

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

         In addition to providing growth capital to a selected group of companies, the Fund's managers will provide these companies ("Portfolio Companies") with access to a network of contacts to help them anticipate and address challenges when they arise and help accelerate their path to profitability. The Fund can also provide Portfolio Companies with access to technology strategy and software development resources via its proposed relationship with a technological consulting and development firm, as well as management recruiting services through the Fund's proposed association with an executive recruitment firm. Portfolio Companies will be provided with access to marketing, advertising, and communication expertise to help them develop marketing strategies to build brand awareness in the digital marketplace through the Fund's association with a founder and former President of one of the largest advertising and communications agencies in the US. Access to significant debt and equity funding resources to help further portfolio company growth will be facilitated through the Fund's management team's extensive contacts in the financial community. Additionally, Portfolio Companies will have access to state of the art business, technology and consumer market intelligence through the Fund's association with a leading provider of business technology research, consumer and market intelligence and decision making tools.

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

         Gain on Sale of Finance Contracts. For transfers of financial assets that result in the recognition of a sale, the newly created assets obtained and liabilities incurred by the transferor as a part of a transfer of financial assets are initially measured at fair value. An impairment review of the retained interest in securitizations was performed periodically by calculating the net present value of the expected future excess spread cash flows after giving effect to changes in assumptions due to market and economic changes and the performance of the loan pool to date. Impairment is determined on a disaggregated basis consistent with the risk characteristics of the underlying finance contracts as well as the performance of the pool to date. To the extent that the Company deems the asset to be permanently impaired, the Company would record a charge against earnings and write down the asset accordingly. The Company recorded a charge to income of $4,235,272 during the six months ended March 31, 2000 as a result of the impairment review of its retained interests in securitizations.

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

         The Company's source of revenues for the six months ended March 31, 2001 consists of interest and dividends on its cash, investments and note receivable .

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

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Net Loss

         In the three months ended March 31, 2001, net loss decreased $1,245,920 to a net loss of $432,251 from a net loss of $1,678,171 for the three months ended March 31, 2000. The decrease in net loss resulted primarily from there being no further write downs of retained interests in securitizations in 2000, as well as from the Company reducing its staff from 27 employees during the three months ended March 31, 2000 to 5 employees at March 31, 2001. The Company's expenses were reduced because of the cessation of its prior business of acquiring and servicing finance contracts.

Total Revenues

         Total revenues increased $149,709 to $185,796 for the three months ended March 31, 2001 from $36,087 for the three months ended March 31, 2000. The increase was due to interest earned on the Company's investments and insurance settlement proceeds on auto finance contracts and dividends. Actual collections on receivables exceeded the previously estimated amounts by $104,817 for the three months ended March 31, 2001. During the three months ended March 31, 2000, the Company's revenue was generated from winding down its prior business.

         Interest Income. Interest income increased $78,324 to $80,979 from $2,655. Interest in 2001 was generated from interest earned on the invested proceeds from the Dynex settlement, and its note receivable.

         Loss on Sale of Finance Contracts. The Company's remaining finance contract portfolio was completely liquidated during the three months ended March 31, 2000 reflecting whole loans sales at a loss. No finance contracts were sold in fiscal year 2001.

         Servicing Fee Income. The Company earned no servicing fees for the three months ended March 31, 2001 and March 31, 2000. The Company transferred all servicing responsibilities to third parties during 1999.

         Other Income. For the three months ended March 31, 2001 and 2000 other income was $104,817 and $41,530, respectively. Other Income for the three months ended March 31, 2000 consisted primarily of insurance settlement proceeds on auto finance contracts and dividends. Actual collections on receivables exceeded the estimated collectible amount by $104,817 for the three months ended March 31, 2001.

Total Expenses

         Total expenses of the Company decreased $1,096,211 to $618,047 for the three months ended March 31, 2001 from $1,714,258 for the three months ended March 31, 2000. The Company has relocated to smaller and less expensive offices and has reduced the associated overhead of communications, insurance, and equipment costs. There is no legal expense related to litigation with Dynex. The Company has retired its interest bearing debt.

         Provision for Credit Loss. There was no provision for credit losses for the three months ended March 31, 2001.

         Interest Expense. There was no interest expense for the three months ended March 31, 2001. There was $417,254 interest expense for the three months ending March 31, 2000. The decrease was the result of the extinguishment of all interest bearing debt.

         Salaries and Benefits. Salaries and benefits decreased $161,153 to $214,899 for the three months ended March 31, 2001 from $376,052 because of the head count reduction caused by the cessation of the Company's specialty finance operations. The Company had 27 employees during the quarter ended March 31, 2000. There were 5 employees as of March 31, 2001.

         General and Administrative Expenses. General and administrative expenses decreased $481,419 to $391,350 for the three months ended March 31, 2001 from $872,769 for the three months ended March 31, 2000. During the three months ended March 31, 2000 the Company incurred professional fees associated with litigation with both Progressive Insurance and Dynex Capital, Inc. During the three months ended March 31, 2001, the Company's general and administrative expenses were primarily professional expenses including corporate counsel fees, Progressive litigation fees, and fees and expenses related to the pursuit of the Company's new business plan.

         Impairment of Retained Interest in Securitizations. The Company periodically reviewed the fair value of its retained interest in securitizations. This impairment reflected the revaluation of expected future cash flows to the Company from these securitizations. The revaluation of the retained interests to zero as of the end of the period ended March 31, 2000 reflects the uncertainty regarding the receipt of any future cash flows from those securitizations as to which the Company still maintains a retained interest.

         Other Operating Expenses. Other operating expenses (consisting principally of servicer fees, credit bureau reports, communications and insurance) decreased $36,385 to $11,798 for the three months ended March 31, 2001 from $48,183 for the three months ended March 31, 2000 because the Company no longer services loans, the elimination of a substantial portion of the Company's communication system and the decreased need for insurance.

Six Months Ended March 31, 2001 Compared to Six Months Ended March 31, 2000

Net Loss

         In the six months ended March 31, 2001, net loss decreased $7,995,599 to a net loss of $1,075,432 from a net loss of $9,071,031 for the six months ended March 31, 2000. The decrease in net loss resulted primarily from there being no further write downs of retained interests in securitizations in 2001, as well as, from the Company reducing its staff from 27 employees at March 31, 2000 to 5 employees at March 31, 2001. The Company's expenses were reduced due to the completion of its litigation with Dynex and the cessation of its prior business of acquiring and servicing finance contracts during the six months ended March 31, 2000.

Total Revenues

         Total revenues decreased $139,892 to $308,177 for the six months ended March 31, 2001 from $448,069 for the six months ended March 31, 2000. The decrease was due to the Company winding down its specialty finance operations and transferring its remaining servicing rights in October 1999.

         Interest Income. Interest income increased $137,861 to $188,351 from $50,490. Interest in 2001 was generated from interest earned on the invested proceeds from the Dynex settlement and from interest accrued from its note receivable.

         Loss on Sale of Finance Contracts. The Company's remaining finance contract portfolio was completely liquidated during the six months ended March 31, 2000 reflecting whole loans sales at a loss. No finance contracts were sold in the 2001 period.

         Servicing Fee Income. The Company earned no servicing fees for the six months ended March 31, 2001. The Company transferred all servicing responsibilities to third parties during 1999. Servicing fee income for the six months ended March 31, 2000 was $334,213.

         Other Income. For the six months ended March 31, 2001 and 2000 other income was $119,826 and $242,796 respectively, and consisted primarily of insurance settlement proceeds on auto finance contracts and dividends. Actual collections on receivables exceeded the estimated collectible amount by $104,817 for the three months ended March 31, 2001.

Total Expenses

         Total expenses of the Company decreased $8,135,491 to $1,383,609 for the six months ended March 31, 2001 from $9,519,100 for the six months ended March 31, 2000, due to the Company writing down its retained interests in securitizations by $4,235,272 in 2000, winding down its specialty finance operations, terminating employees and focusing on mitigating its losses caused by the cessation of funding by Dynex.

         Provision for Credit Loss. There was no provision for credit losses for the six months ended March 31, 2001. The Company owned no finance contracts or other receivable that was doubtful of collection. Actual collections on finance contracts exceeded the estimated provision by $26,997 for the comparable period.

         Interest Expense. There was no interest expense for the six months ended March 31, 2001. There was $928,022 interest expense for the six months ending March 31, 2000. The decrease was the result of the extinguishment of all interest bearing debt.

         Salaries and Benefits. Salaries and benefits decreased $561,902 to $556,446 for the six months ended March 31, 2001 from $1,118,348 because of the head count reduction caused by the cessation of the Company's specialty finance operations during 2000. The Company had 27 employees during the six months ended March 31, 2000. There were 5 employees as of March 31, 2001.

         General and Administrative Expenses. General and administrative expenses decreased $1,817,814 to $808,601 for the six months ended March 31, 2001 from $2,626,415 for the six months ended March 31, 2000. During the six months ended March 31, 2000 the Company incurred professional fees associated with litigation with both Progressive Insurance and Dynex

Capital, Inc. During the six months ended March 31, 2001, the Company's general and administrative expenses were primarily professional expenses including accounting fees for the completion of the audit, corporate counsel fees, Progressive litigation fees, and fees and expenses related to the pursuit of the Company's new business plan.

         Impairment of Retained Interest in Securitizations. The Company periodically reviewed the fair value of its retained interest in securitizations. The Company recorded a charge against earnings for impairment of these assets of $4,235,272 for the six months ended March 31, 2000. This impairment reflected the revaluation of expected future cash flows to the Company from these securitizations. The revaluation of the retained interests to zero as of the end of the period ended March 31, 2000 reflects the uncertainty regarding the receipt of any future cash flows from those securitizations as to which the Company still maintains a retained interest.

         Other Operating Expenses. Other operating expenses (consisting principally of servicer fees, credit bureau reports, communications and insurance) decreased $619,478 to $18,562 for the six months ended March 31, 2001 from $638,040 for the six months ended March 31, 2000 because the Company no longer services loans, the elimination of a substantial portion of the Company's communication system and the decreased need for insurance.

FINANCIAL CONDITION

         Cash and cash equivalents. Cash and cash equivalents decreased $2,077,278 at March 31, 2001 from $7,050,088 at September 30, 2000. The decrease in cash and cash equivalents was the result of an operating loss of $1,075,432, venture investments in two companies of $275,000, issuance of a note receivable of $500,000 and a reduction in the Company's payables.

         Investments. The following table sets forth the investments made by the company:


                                                   September 30, 2000          March 31, 2001
                                                   ------------------          --------------
                  Yehti Corporation                      100,000                   100,000
                  Access Ventures                                                   75,000
                  Modelwire                                                        200,000
                                                        --------                  --------
                           Total                        $100,000                  $375,000
                                                        ========                  ========

         Note Receivable. In October 2000, the Company purchased at par a $500,000 8% convertible note from Modelwire, Inc.

         Other Assets. Other assets consists of deferred private placement costs and accrued interest earned. Other assets increased $23,020 to $148,020 at March 31, 2001 from $125,000 at September 30, 2000. The increase resulted from the accrual of interest earned on the note receivable and cash equivalents.

         Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities decreased $203,826 to $463,834 at March 31, 2001 from $667,660 at September 30, 2000. The Company is reducing its debt. Accounts payables and accrued liabilities consists primarily of lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2001, the Company had just over $4.9 million in cash and no long-term indebtedness. Management believes the Company has sufficient liquidity to meet its obligations (primarily employee/consultant fees and expenses, rent and professional expenses) and to make selected investments through 2001. Management hopes to generate additional liquidity and revenues through the establishment of the Agility Capital Fund in the following ways: (i) the sale to the Fund (at cost) of certain investments made by the Company on behalf of the Fund, (ii) a management fee of up to 2.5% per annum of committed funds, (iii) the pro rata share of realized investment gains on the Company's investment in the Fund (expected to be 1% of the size of the Fund, or a maximum of $500,000), and (iv) additional fees of up to 20% of the realized gains on Fund investments (less amounts utilized for compensation arrangements for the officers of the Fund Manager). There can be no assurance that the Fund will be established or managed in a manner in which those revenue goals are met.

         Cash Flows. Significant cash flows related to the Company's operating activities include the use of cash to pay salaries, professional consultant fees, and reduction of trade accounts payable. Net cash used by operating activities totaled $1,302,278 during the six months ended March 31, 2001.

         Significant cash flows used by investing activities consisted of the purchase of investments for $275,000 and the funding of a note receivable for $500,000.

         There were no cash flows from financing activities during the six months ended March 31, 2001.

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

         As dividends on the Preferred Stock are in arrears for at least two quarterly dividend periods, holders of the Preferred Stock have exercised their right to call a special meeting of the Preferred Stock holders for the purpose of electing two additional directors to serve on the Company's Board of Directors until such dividend arrearage is eliminated. Such meeting was held on October 1, 1999; however, because a quorum of preferred shareholders did not attend or provide proxies for the meeting, no additional directors were elected. At the annual meeting of shareholders held in March 2001, the Preferred Stockholders were again given the opportunity to elect two additional directors, but a quorum was not achieved. Accordingly, the common stockholders elected two additional directors that have been designated by the board as representing the Preferred Stockholders. In addition, certain changes that could materially affect the holders of Preferred Stock, such as a merger of the Company, cannot be made without the affirmative vote of the holders of two-thirds of the shares of Preferred Stock, voting as a separate class. The Preferred Stock ranks senior to the Common Stock with respect to the payment of dividends and amounts upon liquidation, dissolution or winding up. During the years 1999 and 2000, no dividends have been paid on the Preferred Stock and the Company at March 31, 2001 is $3,623,064 in arrears in dividend payments.

         The Company adopted the Agility Capital, Inc. 2001 Stock Option Plan at the March 6, 2001 shareholder's meeting. The plan is intended to advance the interests of the Company and its stockholders and subsidiaries by attracting, retaining and motivating the performance of selected directors, officers and employees of the Company of high caliber and potential upon whose judgement, initiative and effort the Company is largely dependent for the successful conduct of its business, and to encourage and enable such directors, officers and employees to acquire and retain a proprietary interest in the Company by ownership of its common stock.

Subject to adjustment, the maximum number of shares of Common Stock which may be issued and sold under the plan in the aggregate shall be 1,100,000 shares.

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

         None

ITEM 3. Defaults Upon Senior Securities

         None

ITEM 4. Submission of Matters to a Vote of Security Holders


         The Company's annual meeting of the shareholders was held on March 6, 2001 at the Four Seasons Hotel, 98 San Jacinto Boulevard, Austin, Texas.

         A quorum of 4,765,750 shares of the Company's common stock was present through shares held by William O. Winsauer and John S. Winsauer. A quorum of preferred shares was not achieved.

         At the meeting, William O. Winsauer, John S. Winsauer, Mark Esposito, Thomas I. Blinten, Mark W. Cooper, David R. Wulf, and Robert A. Shuey each were elected to additional one-year terms as directors of the Company. Messrs. Wulf and Shuey were designated as representatives on behalf of the Preferred Stockholders. Mr. Stuart A. Jones declined to stand for reelection as director.

         The resolution relating to the adoption of an amendment to the Company's Certificate of Incorporation to change the Company's name to Agility Capital, Inc. was presented for consideration and approved.

         The third shareholder's resolution relating to the ratification of Deloitte & Touche LLP as independent public accountants was presented for consideration and was ratified.

         The final shareholder's resolution relating to the adoption of the Company's 2001 Stock Option Plan was presented for consideration and was adopted.

ITEM 5. Other Information

         None

ITEM 6. Exhibits and Reports on Form 8-K

EXHIBIT NO..  DESCRIPTION OF EXHIBIT
------------  --------------------------------------------------
3.1(1) . . .  Restated Articles of Incorporation of the Company
3.2(1) . . .  Amended and restated Bylaws of the Company
4.1(1) . . .  Specimen Common Stock Certificate
10.1(1). . .  Employment Agreement effective as of May 1, 1996 between William O.
              Winsauer and the Company
10.2 . . . .  2001 Stock Option Plan
21.1(2). . .  Subsidiaries of the Company



(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No.333-05359).

(2) Incorporated by reference to the Company's annual report on form 10-K for the period ended September 30, 2000

Reports on Form 8 K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2001.

                            AGILITY CAPITAL, INC.

                                 By:  /s/ WILLIAM O. WINSAUER
                                      ------------------------------------------
                                      William O. Winsauer, Chairman of the Board
                                                     and Chief Executive Officer

                                       By:  /s/ A. Dale Henry
                                          ------------------------------------
                                          A. Dale Henry, Chief Financial Officer
                                               and Principal Accounting Officer