Form 10-Q
period 2001-06-30
AUTOBOND ACCEPTANCE CORP
filed 2001-08-14
CIK 1014747

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from _______ to _______

                        Commission file number 000-21673

                              Agility Capital, Inc.

             (Exact name of registrant as specified in its charter)

               Texas                                  75-2487218

      (State or other jurisdiction                 (I.R.S. Employer
    of incorporation or organization)              Identification No.)

1512 West 35th Street Cut-Off, Suite 310               78731

   (Address of principal executive offices)          (Zip Code)

                                 (512) 472-3600

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

Yes ______    No __X___

As of June 30, 2001 there were 5,962,561 shares of the registrant's Common Stock, no par value, and 1,073,500 shares of registrant's 15% Preferred Stock, no par value, outstanding

Table of Contents

PART I- FINANCIAL INFORMATION............................................................................1

   ITEM 1. Financial Statements..........................................................................1
   ITEM 2. Management's Discussion And Analysis Of Financial Condition And Results of Operations.........8

PART II-OTHER INFORMATION...............................................................................16

   ITEM 1. Legal Proceedings............................................................................16
   ITEM 2. Changes in Securities and Use of Proceeds....................................................16
   ITEM 3. Defaults Upon Senior Securities..............................................................16
   ITEM 4. Submission of Matters to a Vote of Security Holders..........................................16
   ITEM 5. Other Information............................................................................16
   ITEM 6. Exhibits and Reports on Form 8-K.............................................................17

SIGNATURES..............................................................................................18




                                       ii

                          PART I- FINANCIAL INFORMATION

ITEM 1. Financial Statements

                     AGILITY CAPITAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                              September 30,            June 30,
                                                                                   2000                  2001
                                                                                                     (Unaudited)
                                                                           --------------------- ---------------------

                        ASSETS

Cash and cash equivalents                                                           $ 7,050,088           $ 4,175,239
Investments                                                                             100,000               500,000
Note receivable                                                                                               500,000
Other assets                                                                            125,000               193,497
                                                                                    -----------           -----------
Total assets                                                                        $ 7,275,088           $ 5,368,736
                                                                                    ===========           ===========


           LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:

Payables and accrued liabilities                                                      $ 667,660             $ 463,385
                                                                                    -----------           -----------
Total liabilities                                                                     $ 667,660             $ 463,385
Commitments and Contingencies (note 9)
Shareholders' equity:

Preferred stock, no par value; 5,000,000 shares authorized; 1,073,500 shares of 15% Series A cumulative preferred stock, $10 liquidation preference, issued and outstanding (Dividends in arrears of
     $4,025,627 at June 30, 2001)                                                    10,341,000            10,341,000
Common stock, no par value; 25,000,000 shares authorized; 5,962,561
     shares issued and outstanding                                                        1,000                 1,000
Capital in excess of stated capital                                                   7,563,566             7,563,566
Due from shareholders                                                                   (10,592)              (10,592)
Accumulated deficit                                                                 (11,287,546)          (12,989,623)
                                                                                    -----------           -----------
Total shareholders' equity                                                            6,607,428             4,905,351
                                                                                    -----------           -----------
Total liabilities and shareholders' equity                                           $7,275,088           $ 5,368,736
                                                                                    ===========           ===========



   The accompanying notes are an integral part of the consolidated financial statements

                     AGILITY CAPITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                   Three Months Ended June 30,         Nine Months Ended June 30,
                                                     2000               2001             2000              2001

Revenues:
    Interest income                                     $ 97,588           $64,334        $ 148,078         $ 252,685
    (Loss) on sale of finance contracts                        -                 -         (179,430)                -
    Servicing income                                           -                 -          334,213                 -
    Gain on litigation settlement                     22,583,122                         22,583,122
    Other income                                         (8,339)                26          234,457           119,852
                                               -----------------------------------------------------------------------
Total revenues                                        22,672,371            64,360       23,120,440           372,537

Expenses:
    General and administrative                         5,152,718           433,313        7,779,133         1,241,914
    Salaries and benefits                              1,147,746           232,862        2,266,094           789,308
    Interest expense                                     480,490                 -        1,408,512                 -
    Provision for credit loss                                  -                 -          (26,997)                -
    Impairment of retained interest in
      securitizations                                          -                 -        4,235,272                 -
    Other operating expenses                             176,784            24,830          814,824            43,392
                                               -----------------------------------------------------------------------
Total expenses                                         6,957,738           691,005       16,476,838         2,074,614
                                               -----------------------------------------------------------------------
Income (loss) before income taxes                     15,714,633          (626,645)       6,643,602        (1,702,077)
Income taxes                                                   -                 -                -                 -
                                               -----------------------------------------------------------------------
Net income (loss)                                     15,714,633          (626,645)       6,643,602        (1,702,077)

Income attributable to preferred shareholders            402,563           402,563        1,207,689         1,207,689
                                               -----------------------------------------------------------------------
Net income (loss) attributable to common
    shareholders                                     $15,312,070      $ (1,029,208)     $ 5,435,913       $(2,909,766)
                                               =======================================================================

Weighted average number of common shares:

    Basic and diluted                                  6,381,311         5,962,561        6,481,493         5,962,561

Income (loss) per common share -
    Basic and diluted                                     $ 2.40           $ (0.17)          $ 0.84           $ (0.49)






   The accompanying notes are an integral part of the consolidated financial statements

                     AGILITY CAPITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                     Nine months Ended June 30,
                                                                                     2000                 2001

OPERATING ACTIVITIES:

Net Income (loss)                                                                     $6,643,602          $ (1,702,077)
Adjustments to reconcile income (loss) to net cash from operating activities
    Amortization of debt issuance costs and discounts                                    458,290
    Provision for credit loss                                                            (26,997)
    Provision for market impairment of finance contracts                                 318,240
    Depreciation and amortization                                                        981,581
    Impairment of retained interests in securitizations                                4,235,272
Changes in operating assets and liabilities
    Retained interest in securitizations                                               1,487,857
    Due from affiliates                                                                  204,325               (37,154)
    Other assets                                                                       1,353,772               (31,343)
    Payables and accrued liabilities                                                   1,156,371              (204,275)
                                                                              ------------------------------------------
CASH  PROVIDED (USED) BY OPERATIONS                                                   16,812,313            (1,974,849)
                                                                              ------------------------------------------

INVESTING ACTIVITIES:

    Proceeds from disposal of collateral                                                  88,053

    Note receivable funded                                                                                    (500,000)
    Purchase of investments                                                                                   (400,000)

                                                                              ------------------------------------------
CASH PROVIDED (USED) BY INVESTING                                                         88,053              (900,000)
                                                                              ------------------------------------------

FINANCING ACTIVITIES:

    Payments on notes payable                                                        (3,000,000)
    Repurchase of preferred stock                                                      (515,000)
    Purchase of common stock                                                           (200,000)
                                                                              ------------------------------------------
CASH USED BY FINANCING                                                               (3,715,000)

                                                                              ------------------------------------------

INCREASE (DECREASE) IN CASH                                                           13,185,366            (2,874,849)
BEGINNING CASH BALANCE                                                                 1,102,317              7,050,088
                                                                              ------------------------------------------
ENDING CASH BALANCE                                                                 $ 14,287,683            $ 4,175,239
                                                                              ==========================================


   The accompanying notes are an integral part of the consolidated financial statements

                     AGILITY CAPITAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

1.       Basis of Presentation

         The consolidated financial statements of Agility Capital, Inc. and subsidiaries (the "Company") formerly AutoBond Acceptance Corporation, included herein are unaudited and have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, changes in shareholders' equity and cash flows for the interim periods. Results for interim periods are not necessarily indicative of the results for a full year. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the period ended September 30, 2000 (SEC File Number 000-21673). Certain data from the prior periods have been reclassified to conform to the 2001 presentation.

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

3.       Investments.

         In August 2000 and April 2001, the Company made investments totaling $200,000 in an emerging company as part of its new business plan. In October 2000, the Company invested $75,000 in an investment company and has committed an additional $425,000 to this company over the next 4 years. In February, March and June 2001, the Company made investments totaling $225,000 in another emerging company. The Company records its investments at fair value. The fair value of investments is determined based upon the Company's valuation policy.

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

4.       Note receivable

         In October 2000, the Company purchased at par a $500,000 convertible note bearing interest at 8% from an emerging company . The note is to be converted at the option of the Company into shares of securities being offered at the time of a Qualifying Financing. A Qualifying Financing is defined as a private financing resulting in proceeds before expenses of $5,000,000 or more to the emerging company. The number of shares shall be computed by dividing (i) the principal amount of the note together with accrued interest on such principal amount as of the date of conversion by (ii) the lower of (x) $4.00 per common equivalent share or (y) the price per share of the securities issued in such Qualifying Financing discounted by 35% of such price.

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

         The Company accrued interest on its note receivable of $28,822 and on its interest bearing cash accounts of $2,521, which has been earned but not paid as of June 30, 2001.

         A short-term advance of $37,154 was made to an affiliate in late June 2001. It was repaid in early July 2001.

6.       Earnings per Share

         Shares of Common Stock used in computing basic and diluted earnings per share ("EPS") are based on the weighted average shares of Common Stock outstanding in each period. Basic EPS is calculated by dividing net income by the average number of outstanding shares of Common Stock during the period. Diluted EPS is calculated by adjusting the average number of outstanding shares of Common Stock assuming conversion of all potentially dilutive stock options and warrants under the treasury stock method. Shares are required to be issued at a price equal to or exceeding the fair value on the date granted. Excluded from the computation of diluted earnings per share for the nine month periods ended June 30, 2001 and 2000 are options and warrants to acquire 914,137 and 601,637 shares, respectively, of Common Stock as their effects would be anti-dilutive.

7.       Income taxes

         Management has reduced the deferred tax asset by a valuation allowance due to uncertainty of realizing certain tax loss carry-forwards and other deferred tax assets. The increase in net deferred tax assets during the nine month period ended June 30, 2001 was offset by a corresponding increase in the valuation allowance. Accordingly no tax benefit was recognized for the net loss.

8.       Stockholders' Equity

         Preferred Stock

         As dividends on the 15% Preferred Stock are in arrears for at least two quarterly dividend periods, holders of the Preferred Stock have exercised their right to call a special meeting of the Preferred Stockholders for the purpose of electing two directors to serve on the Company's Board of Directors until such dividend arrearage is eliminated. Such meeting was held on October 1, 1999; however, because a quorum of Preferred Stockholders did not attend or provide proxies for the meeting, no additional directors were elected. At the annual meeting of shareholders held in March 2001, the Preferred Stockholders were again given the opportunity to elect two additional directors, but a quorum was not achieved. Accordingly, the common stockholders elected two additional directors on behalf of the Preferred Stockholders. In addition, certain changes that could materially affect the holders of Preferred Stock, such as a merger of the Company, cannot be made without the affirmative vote of the holders of two-thirds of the shares of Preferred Stock, voting as a separate class. The Preferred Stock ranks senior to the common stock with respect to the payment of dividends and amounts upon liquidation, dissolution or winding up. In the event of liquidation, dissolution or winding up of the Company, the amount required to satisfy the Preferred Stockholders is $14.8 million at June 30, 2001 which includes dividends in arrears of $4 million.

         Stock Option Plan

         The Company adopted the Agility Capital, Inc. 2001 Stock Option Plan at the March 6, 2001 shareholder's meeting. The plan is intended to advance the interests of the Company and its stockholders and subsidiaries by attracting, retaining and motivating the performance of selected directors, officers and employees of the Company of high caliber and potential upon whose judgement, initiative and effort the Company is largely dependent for the successful conduct of its business, and to encourage and enable such directors, officers and employees to acquire and retain a proprietary interest in the Company by ownership of its common stock. Subject to adjustment, the maximum number of shares of Common Stock which may be issued and sold under the plan in the aggregate shall be 1,100,000 shares. Options are required to be issued at a price equal to or exceeding the fair value of shares on the date granted. The Company has agreed to issue options for 600,000 shares to its president as part of the plan.

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

10.      New accounting pronouncements

         The Company adopted the provisions of Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138, and as interpreted by the Financial Accounting Standards Board ("FASB") and the Derivatives Implementation Group through "Statement 133 Implementation Issues", as of October 1, 2000. The Company has not engaged in any derivative instruments or any embedded derivative instruments that require bifurcation. The Company has not engaged in hedging activities.

         In July 2001, the FASB issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" and Statement of Financial Accounting Standards No.142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 and establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company does not believe that the adoptions of SFAS 141 and SFAS 142 will have a significant impact on its financial statements.

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

         On June 9, 2000, the litigation between Dynex Capital, Inc. ("Dynex") and the Company was settled, with Dynex paying $20 million to the Company and agreeing to the cancellation of $3 million of notes issued by the Company. Through June 30, 2001, the Company has applied proceeds from the Dynex settlement to the retirement of indebtedness, the payment of fees and expenses related to the litigation, salaries and compensation expenses, corporate expenses and funding certain investments related to the Company's establishment of a private investment fund, as more fully discussed below. The Company reached agreement with Fleet/Bank Boston, the holder of the Company's remaining long-term debt, and a final payment of $6,500,000 was made to Bank Boston on July 27, 2000.

         The Company has moved its headquarters in Austin Texas to 1512 West 35th Street Cutoff and is also maintaining an office at Agility Capital Inc., 2 Soundview, Stamford, Connecticut 06830. The Company currently has 7 employees. In July 2000, the Board of Directors of the Company approved changing the Company's name to Agility Capital, Inc. ("Agility Capital") and the adoption of a new business plan. As Agility Capital, the Company will pursue revenues by acting as an advisor to, and investor in, new economy ventures through the establishment of one or more investment funds. In connection with this strategy, the Company has hired Thomas Blinten as the new President of the Company. Mr. Blinten has been a director of the Company since 1996 and has 18 years experience in investment banking, with recent experience in starting, financing, and managing Internet-related businesses.

         The Company is in the process of raising, pursuant to a private placement, a $100,000,000 venture capital investment fund with a projected 10-year term, to be called the Agility Capital Fund, LLC (the "Fund"). The Fund will sell and issue membership interests to accredited and institutional investors. The Company will invest in such interests through an investment of its cash balances and conveyance of the Company's current investments and will also serve as the managing member and the initial advisor to the Fund. The Fund will invest in early stage, privately held companies operating in the e-commerce business services/internet, information technology and services, new media, enterprise and application software, and communications industries. On a select basis, later stage or public companies in other industries may also be considered.

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

         Gain on Sale of Finance Contracts. For transfers of financial assets that result in the recognition of a sale, the newly created assets obtained and liabilities incurred by the transferor as a part of a transfer of financial assets are initially measured at fair value. An impairment review of the retained interest in securitizations was performed periodically by calculating the net present value of the expected future excess spread cash flows after giving effect to changes in assumptions due to market and economic changes and the performance of the loan pool to date. Impairment is determined on a disaggregated basis consistent with the risk characteristics of the underlying finance contracts as well as the performance of the pool to date. To the extent that the Company deems the asset to be permanently impaired, the Company would record a charge against earnings and write down the asset accordingly. The Company recorded a charge to income of $4,235,272 during the nine months ended June 30, 2000 as a result of the impairment review of its retained interests in securitizations.

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

         The Company's source of revenues for the nine months ended June 30, 2001 consists of interest and dividends on its cash, investments and note receivable.

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

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

Net Loss

         In the three months ended June 30, 2001, net income decreased $16,341,278 to a net loss of $626,645 from net income of $15,714,633 for the three months ended June 30, 2000. The Company recorded a gain on litigation settlement of $22,583,122 during the three months ended June 30, 2000. Current income is generated from the settlement proceeds.

Total Revenues

         Total revenues decreased $22,608,011 to $64,360 for the three months ended June 30, 2001 from $22,672,371 for the three months ended June 30, 2000.

Interest Income. Interest income decreased $33,254 to $64,334 from $97,588. Interest in 2001 was generated from interest earned on the invested proceeds from the Dynex settlement, and its note receivable.

         Gain on Litigation Settlement. The Company recorded a gain on litigation settlement of $22,583,122 for the three months ended June 30, 2000. There were no litigation settlements for the three months ended June 30, 2001.

Total Expenses

         Total expenses of the Company decreased $6,266,733 to $691,005 for the three months ended June 30, 2001 from $6,957,738 for the three months ended June 30, 2000. The Company has relocated to smaller and less expensive offices and has reduced the associated overhead of communications, insurance, and equipment costs. There is no legal expense related to litigation with Dynex. The Company has retired its interest bearing debt.

         General and Administrative Expenses. General and administrative expenses decreased $4,719,405 to $433,313 for the three months ended June 30, 2001 from $5,152,718 for the three months ended June 30, 2000. During the three months ended June 30, 2000 the Company incurred professional fees associated with litigation with both Progressive Insurance and Dynex Capital, Inc. During the three months ended June 30, 2001, the Company's general and administrative expenses were primarily professional expenses including corporate counsel fees, Progressive litigation fees, and fees and expenses related to the pursuit of the Company's new business plan.

         Salaries and Benefits. Salaries and benefits decreased $914,884 to $232,862 for the three months ended June 30, 2001 from $1,147,746 for the three months ended June 30, 2000. The Company had paid bonuses to employees for their efforts related to securing a cash settlement from Dynex in June 2000. The Company had 4 employees during the quarter ended June 30, 2000. There were 6 employees as of June 30, 2001.

         Interest Expense. There was no interest expense incurred for the three months ended June 30, 2001. There was $480,490 of interest expense for the three months ended June 30, 2000. The decrease was the result of the extinguishment of all interest bearing debt.

         Other Operating Expenses. Other operating expenses (consisting principally of servicer fees, credit bureau reports, communications and insurance) decreased $151,954 to $24,830 for the three months ended June 30, 2001 from $176,784 for the three months ended June 30, 2000 because the Company no longer services loans, the elimination of a substantial portion of the Company's communication system and the decreased need for insurance.

Nine  Months Ended June 30, 2001 Compared to Nine  Months Ended June 30, 2000

Net Loss

         In the nine months ended June 30, 2001, net income decreased $8,345,679 to a net loss of $1,702,077 from net income of $6,643,602 for the nine months ended June 30, 2000. The decrease in net income resulted primarily because revenue was generated only from funds on deposit or invested in 2001. The Company's expenses were reduced due to the completion of its litigation with Dynex and the cessation of its prior business of acquiring and servicing finance contracts during the nine months ended June 30, 2000.

Total Revenues

         Total revenues decreased $22,747,903 to $372,537 for the nine months ended June 30, 2001 from $23,120,440 for the nine months ended June 30, 2000. In June 2000 the company settled its litigation claim with Dynex. The Company's revenue for the nine months ended June 30, 2001 is derived from that settlement, insurance settlement proceeds on auto finance contracts, dividends, and collections on receivables previously written off.

         Interest Income. Interest income increased $104,607 to $252,685 from $148,078. Interest in 2001 was generated from interest earned on the invested proceeds from the Dynex settlement and from interest accrued from its note receivable.

         Loss on Sale of Finance Contracts. The Company's remaining finance contract portfolio was completely liquidated during the nine months ended June 30, 2000 reflecting whole loans sales at a loss. No finance contracts were sold in the 2001 period.

         Servicing Fee Income. The Company earned no servicing fees for the nine months ended June 30, 2001. The Company transferred all servicing responsibilities to third parties during 1999. Servicing fee income for the nine months ended June 30, 2000 was $334,213.

         Other Income. For the nine months ended June 30, 2001 and 2000 other income was $119,852 and $234,457 respectively, and consisted primarily of insurance settlement proceeds on auto finance contracts and dividends. Actual collections on receivables exceeded the estimated collectible amount by $104,817 for the nine months ended June 30, 2001.

Total Expenses

         Total expenses of the Company decreased $14,402,224 to $2,074,614 for the nine months ended June 30, 2001 from $16,476,838 for the nine months ended June 30, 2000, due to the Company writing down its retained interests in securitizations by $4,235,272 in 2000, winding down its specialty finance operations, terminating employees and focusing on mitigating its losses caused by the cessation of funding by Dynex.

         General and Administrative Expenses. General and administrative expenses decreased $6,537,219 to $1,241,914 for the nine months ended June 30, 2001 from $7,779,133 for the nine months ended June 30, 2000. During the nine months ended June 30, 2000 the Company incurred professional fees associated with litigation with both Progressive Insurance and Dynex Capital, Inc. During the nine months ended June 30, 2001, the Company's general and administrative expenses were primarily professional expenses including accounting fees, corporate counsel fees, Progressive litigation fees, and expenses related to the pursuit of the Company's new business plan.

         Salaries and Benefits. Salaries and benefits decreased $1,476,786 to $789,308 for the nine months ended June 30, 2001 from $2,266,094 because of the head count reduction caused by the cessation of the Company's specialty finance operations during 2000. The Company had 27 employees during the nine months ended June 30, 2000. There were 6 employees as of June 30, 2001.

         Interest Expense. There was no interest expense for the nine months ended June 30, 2001. There was $1,408,512 interest expense for the nine months ended June 30, 2000. The decrease was the result of the extinguishment of all interest bearing debt.

         Provision for Credit Loss. There was no provision for credit losses for the nine months ended June 30, 2001. The Company owned no finance contracts or other receivable that was doubtful of collection. Actual collections on finance contracts exceeded the estimated provision by $26,997 for the nine months ended June 30, 2000.

         Impairment of Retained Interest in Securitizations. The Company periodically reviewed the fair value of its retained interest in securitizations. The Company recorded a charge against earnings for impairment of these assets of $4,235,272 for the nine months ended June 30, 2000. This impairment reflected the revaluation of expected future cash flows to the Company from these securitizations. The revaluation of the retained interests to zero as of the end of the period ended June 30, 2000 reflects the uncertainty regarding the receipt of any future cash flows from those securitizations as to which the Company still maintains a retained interest.

         Other Operating Expenses. Other operating expenses (consisting principally of servicer fees, credit bureau reports, communications and insurance) decreased $771,432 to $43,392 for the nine months ended June 30, 2001 from $814,824 for the nine months ended June 30, 2000 because the Company no longer services loans, the elimination of a substantial portion of the Company's communication system and the decreased need for insurance.

FINANCIAL CONDITION

         Cash and cash equivalents. Cash and cash equivalents decreased $2,874,849 at June 30, 2001 from $7,050,088 at September 30, 2000. The decrease in cash and cash equivalents was the result of an operating loss of $1,702,077, venture investments in two companies of $400,000, purchase of a note receivable of $500,000 and a reduction in the Company's payables.

         Investments. The following table sets forth the investments made by the company:

                                     September 30, 2000     June 30, 2001
                                     ------------------     -------------
          Yehti Corporation                     100,000           200,000
          Access Ventures                                          75,000
          Modelwire                                               225,000
                                     -------------------    --------------
                   Total                      $ 100,000          $500,000
                                     ===================    ==============


         Note Receivable. In October 2000, the Company purchased at par a $500,000 8% convertible note from Modelwire, Inc.

         Other Assets. Other assets consists of deferred private placement costs, accrued interest earned and a short term advance to an affiliate. Other assets increased $68,497 to $193,497 at June 30, 2001 from $125,000 at September 30, 2000. The increase resulted from the accrual of interest earned on the note receivable and cash equivalents, and an advance to an affiliate that was repaid in July 2001.

         Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities decreased $204,275 to $463,385 at June 30, 2001 from $667,660 at September 30, 2000. The Company is reducing its debt. Accounts payables and accrued liabilities consists primarily of lease obligations.

LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 2001, the Company had just under $4.2 million in cash and no long-term indebtedness. Management believes the Company has sufficient liquidity to meet its obligations (primarily employee/consultant fees and expenses, rent and professional expenses) and to make selected investments through 2001. Management hopes to generate additional liquidity and revenues through the establishment of the Agility Capital Fund in the following ways: (i) the sale to the Fund (at cost) of certain investments made by the Company on behalf of the Fund, (ii) a management fee of up to 2.5% per annum of committed funds, (iii) the pro rata share of realized investment gains on the Company's investment in the Fund (expected to be 1% of the size of the Fund, or a maximum of $1,000,000), and (iv) additional fees of up to 20% of the realized gains on Fund investments (less amounts utilized for compensation arrangements for the officers of the Fund Manager). There can be no assurance that the Fund will be established or managed in a manner in which those revenue goals are met.

         Cash Flows. Significant cash flows related to the Company's operating activities include the use of cash to pay salaries, professional consultant fees, and reduction of trade accounts payable. Net cash used by operating activities totaled $1,974,849 during the nine months ended June 30, 2001.

         Significant cash flows used by investing activities consisted of the purchase of investments for $400,000 and the funding of a note receivable for $500,000.

         There were no cash flows from financing activities during the nine months ended June 30, 2001.

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

         As dividends on the Preferred Stock are in arrears for at least two quarterly dividend periods, holders of the Preferred Stock have exercised their right to call a special meeting of the Preferred Stock holders for the purpose of electing two additional directors to serve on the Company's Board of Directors until such dividend arrearage is eliminated. Such meeting was held on October 1, 1999; however, because a quorum of preferred shareholders did not attend or provide proxies for the meeting, no additional directors were elected. At the annual meeting of shareholders held in March 2001, the Preferred Stockholders were again given the opportunity to elect two additional directors, but a quorum was not achieved. Accordingly, the common stockholders elected two additional directors that have been designated by the board as representing the Preferred Stockholders. In addition, certain changes that could materially affect the holders of Preferred Stock, such as a merger of the Company, cannot be made without the affirmative vote of the holders of two-thirds of the shares of Preferred Stock, voting as a separate class. The Preferred Stock ranks senior to the Common Stock with respect to the payment of dividends and amounts upon liquidation, dissolution or winding up. During the years 1999 and 2000, no dividends have been paid on the Preferred Stock and the Company at June 30, 2001 is $4,025,627 in arrears in dividend payments.

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

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations" and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 and establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The Company does not believe that the adoption of SFAS 141 and SFAS 142 will have a significant impact on its financial statements.

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

         None

ITEM 3. Defaults Upon Senior Securities

         None

ITEM 4. Submission of Matters to a Vote of Security Holders

         None

ITEM 5. Other Information

         None

ITEM 6. Exhibits and Reports on Form 8-K

EXHIBIT NO..  DESCRIPTION OF EXHIBIT
------------  -----------------------------------------------------------------
3.1 (1). . .  Restated Articles of Incorporation of the Company
3.2 (1). . .  Amended and restated Bylaws of the Company
4.1 (1). . .  Specimen Common Stock Certificate
10.1 (1) . .  Employment Agreement effective as of May 1, 1996 between William
              O. Winsauer and the Company
10.2 (2) . .  2001 Stock Option Plan
21.1 (3) . .  Subsidiaries of the Company
27.1 . . . .  Financial Data Schedule

(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No.333-05359).

(2) Incorporated by reference from the Company's quarterly report on form 10Q for the period ended March 31, 2001.

(3) Incorporated by reference to the Company's annual report on form 10-K for the period ended September 30, 2000

Reports on Form 8 K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2001.

AGILITY CAPITAL, INC.

                              By: /s/ WILLIAM O. WINSAUER
                                 ------------------------------------------

                                 William O. Winsauer, Chairman of the Board
                                                and Chief Executive Officer

                              By: /s/ A. Dale Henry
                                  -----------------------------------------

                                  A. Dale Henry, Chief Financial Officer
                                        and Principal Accounting Officer