Form 10-K
period 2001-09-30
AUTOBOND ACCEPTANCE CORP
filed 2001-12-31
CIK 1014747

                              WASHINGTON, DC 20549
                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

         For the period October 1, 2000 to September 30, 2001

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was $56,691 on September 30, 2001
                                                    ------------
FOOTNOTE: 1 Calculated by excluding all shares that may be deemed to be beneficially owned by executive officers, directors and five percent, shareholders of the registrant, without conceding that all such persons are "affiliates" of the registrant for purposes of the Federal securities laws.

As of September 30, 2001 there were 5,962,561 shares of the registrant's Common Stock, no par value, and 1,073,500 of the registrant's 15% Series A Cumulative Preferred Stock, no par value, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                TABLE OF CONTENTS

PART I................................................................................................1

   ITEM  1.  BUSINESS.................................................................................1
   ITEM  2.  PROPERTIES...............................................................................6
   ITEM  3.  LEGAL  PROCEEDINGS.......................................................................7
   ITEM  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................................7

PART II...............................................................................................7

   ITEM  5.  MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS....................7
   ITEM  6.  SELECTED  FINANCIAL  DATA................................................................8
   ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS....8
   ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..............................13
   ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............................................13
   ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE....13

PART III.............................................................................................13

   ITEM 10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT................................13
   ITEM 11.  EXECUTIVE  COMPENSATION.................................................................13
   ITEM 12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT......................13
   ITEM 13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS......................................13

PART IV..............................................................................................14

   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K..........................14

SIGNATURES...........................................................................................15


                                     PART I


ITEM  1.     BUSINESS

RECENT DEVELOPMENTS

         On October 17, 2001, the Company agreed to purchase for $25,000 Southcoast Investment Group, Inc., a brokerage firm incorporated in the State of Texas. It will be used to support investment opportunities of the Company. The Company has limited operations and is not expected to be a significant source of short-term revenue.

         October 22, 2001, the Company's President, Tom Blinten, resigned. He will remain as a member of the Board of Directors.

GROWTH AND BUSINESS STRATEGY

THE COMPANY

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


Initial Investments
         Prior to the initial closing of the Fund, the Company has and may advance funds on behalf of the Fund to make investments, which meet the Fund's investment criteria. At the election of the Company, as Fund Manager, such investments will be transferred to the Fund in return for the repayment of such advances, without interest, for Class A Membership Interests in an amount equal to the amount of funds advanced, be retained by the Company, or a combination of each.

         As of September 30, 2001, the Company, in anticipation of their transfer to the Fund, has made investments (aggregating approximately $800,000) in and purchased notes (aggregating $600,000) from the following:

                  -a company that provides software technology that enables distribution and synchronization of image intensive data for the fashion modeling industry. This company's flagship offering is a proprietary distributed database product that links together industry participants, enabling business transactions and the distribution and synchronization of image intensive data. In this regard, the product acts in many ways like an Applications Service Provider ("ASP"), but is not limited or tied to the Internet. This service can be used real-time, on-line or downloaded to a user's network, where the distributed database will be updated automatically for data changes made by any user.

                  -an e-Messaging software company delivering technologies that can significantly increase the probability of recipient's action when receiving e-mail, instant messages or other forms of electronic communications. This Company's intelligent solution provides ISPs and hosting companies the ability to generate annuity revenues in areas previously impossible. Their patent-pending solution has significant applications in the broadband and wireless sectors and can scale as these bandwidths increase their market share.

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

                  -a company that provides automated test equipment for a wide variety of semiconductor memory technologies, including DRAM, SDRAM, DDR, RDRAM(R) and Flash. The company provides production automation solutions for product testing and handling.

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

         Subsequent to September 30, 2001, the Company converted substantially all of its investment and its note receivable plus accrued interest in the software technology company into a secured promissory note in the principal amount of approximately $1,042,000 bearing interest at 9% and purchased a senior secured convertible promissory note from this company in the principal amount of approximately $800,000 bearing interest at 8%. The Company made an additional advance of $50,000 to the e-Messaging software company.

Management Fee and Carried Interest
         It is currently proposed that for managing the Fund, the Company as Fund Manager will receive an annual management fee equal to 2.5% of committed capital through year five. Such annual management fee will decline .10% each year thereafter, but not less than 2%. In addition, it is currently proposed that the Company as the Fund Manager will be entitled to receive a carried interest fee equal to 20% of the net profit from the Fund's investments, with the remaining 80% allocated to the members in accordance with their ownership percentages.

Establishment of the Fund on Terms Different From Those Proposed
         In order to accomplish the establishment of the Fund on terms acceptable to investors in the Fund, it may be necessary to amend certain of the proposed terms of the Fund. In particular, the size of the Fund may be reduced, the Company may be precluded from selling certain existing investments to the Fund, the amount of the management fee or 20% carry payable to the Company may be reduced or delayed, and/or the Company may be required to assume a greater share of placement agency fees. Such modifications could have an adverse effect on the potential and future profitability of the Company.

Sharing of Management Fees with Managers
         The success of the Fund will primarily depend upon the efforts of individuals designated by the Company, in its capacity as Fund Manager, to manage the Fund's investments. The Company expects that the attraction and continued retention of qualified individuals will require compensating these individuals through the utilization of substantially all of the management fees received by the Company, as well as the reallocation to such individuals of a portion of the Company's 20% share of the Fund's net profits. Therefore, even if the Fund is successfully established, there can be no assurance as to the ultimate revenues available for the Company's shareholders.

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

The Fund's Vision and Mission
         In the past several years, the venture capital industry in the United States has experienced dramatic growth, both in terms of the number of venture capital funds operating and the amount of venture capital under management. As a result of this growth many venture capital funds have elected to concentrate on making investments in later-stage, well-developed companies that require large amounts of investment capital. Consequently, many deserving, less mature, early-stage companies are finding it difficult to find venture capital funds that are willing to invest more modest amounts while providing the hands-on attention they need to help them successfully grow and reach profitability. Consequently, the Fund believes many early stage companies in its targeted industries are under served by the venture capital industry.

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

         The Fund intends to reach its goals by:


    -Focusing its activities on private companies in the e-commerce business services/internet, information technology and services, new media, enterprise and application software, and communications industries.
    -Identifying significant venture investment opportunities based upon the quality and depth of the Fund's management, advisors, portfolio company management and business and professional relationships.
    -Providing Portfolio Companies with advice based upon the experience, contacts, and leadership of the Fund's management team.
    -Providing Portfolio Companies with assistance in raising equity capital, obtaining bridge and mezzanine financings and developing various buy-out structures, re-capitalizations, and with securing international investments.
    -Assisting Portfolio Companies to anticipate and address various operational problems by providing them with access to the Fund's network of advisors and service providers.

         Because of a highly competitive environment, companies with unique technologies and solutions need to be able to quickly achieve leadership positions by accelerating the development and commercialization of their offerings, and getting them to market faster.

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

         The Fund anticipates investing in approximately 10 to 15 Portfolio Companies, assuming the Fund raises $100,000,000 in its offering. The Fund's investment criterion is designed to produce a diversified investment portfolio.

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

Expenses
         The Fund will pay all other costs and expenses relating to its activities (to the extent not reimbursed by a Portfolio Company or those paid by the Fund Manager), including the management fees, legal, auditing, consulting and accounting expenses (including expenses associated with the preparation of Fund financial statements, tax returns and K-1s), expenses of the Advisory Board and meetings of the Members (annual or special), insurance and other expenses associated with the acquisition, holding and disposition of its investments, all third-party expenses in connection with transactions not consummated, and extraordinary expenses (such as litigation, if any).

Risks Associated with the Company's New Business Plan

Failure to Establish the Fund
         The Company's management is using its best efforts to raise the capital necessary to establish the Fund as a viable venture. The Company has engaged a securities broker/dealer to serve as placement agent, assembled an initial advisory board and engaged the services of two consultants. However, market conditions for private equity funds are challenging, competitive and volatile. Accordingly, there can be no assurance that the Company will be successful in establishing the Fund. If the Fund cannot be established within a reasonable timeframe, the Company's capital resources would eventually be strained and the Company could be unable to monetize the investments currently made in anticipation of their conveyance to the Fund, nor would the Company be able to support current investments.

Risks Associated with the Fund

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

         The success of the Fund may be influenced by other venture capital funds, which now exist or may be established in the same geographic location. In seeking attractive investment opportunities, the Fund may compete with other venture capital funds, some of which may have greater resources than the Fund, or be otherwise associated with other prominent executive recruiting firms. There can be no assurance that the Fund will be able to locate and complete investments in Portfolio Companies, which satisfy the Fund's objectives or realize upon their values.

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

Reliance on Portfolio Company Management
         Although the Fund Manager will monitor the performance of each Portfolio Company and provide input at a strategic level, the Fund will rely upon management of each Portfolio Company to operate the Portfolio Companies on a day-to-day basis. While it is the intent of the Fund to invest in companies with proven operating management in place, there can be no assurance that such management will continue to operate successfully. While the Fund will attempt to assist a Portfolio company with finding effective management, there is no guarantee that either the Fund or the Portfolio Company will be successful in acquiring the necessary human resources.

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

         The Fund anticipates that many of its Portfolio Companies will be internet-based or facilitated. As of September 30, 2001, there were few laws or regulations directed specifically at Internet companies. However, because of the Internet's popularity and increasing use, new laws and regulations may be adopted, including taxes. These laws and regulations may cover issues such as the collection and use of data from Web Site visitors and related privacy issues, pricing, content, copyrights, online gambling, distribution, and the quality of goods and services. The enactment of any additional laws or regulations may impede the growth of the Internet, which could decrease the revenue of Portfolio Companies and place additional financial burdens on them.

MANAGEMENT INFORMATION SYSTEMS

         The Company relies on standard accounting software that operates on a personal computer to assist in the maintenance of its records.

EMPLOYEES

         As of September 30, 2001, the Company employed 7 persons.

         There are plans to hire additional personnel as the Company expands and the need arises. The Company believes that its relationship with its employees is satisfactory.

ITEM 2. PROPERTIES

         The Company has leased approximately 1000 square feet of office space at a monthly rent of $1,179. The Company's headquarters contain the Company's executive offices.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of the security holders of the Company during the fourth quarter of fiscal 2001.

                                     PART II

ITEM 5. MARKET FOR REGISTRANTS' COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         On November 8, 1996, the Company's Common Stock was listed for quotation and began trading on the NASDAQ National Market under the symbol "ABND". Prior to such date, the Company's stock was closely held and not traded on any regional or national exchange. On February 27, 1998, the Company's common stock listing was transferred to the American Stock Exchange and began trading under the symbol "ABD". As a result of the Company's deteriorating financial condition, the Company's Common Stock was delisted by the American Stock Exchange and October 5, 1999 was the last day the Company's common and preferred stock was traded on the exchange. The Company's common stock continues to be traded in the over the counter market under the symbol "AGTY". High and low quotations since October 5, 1999 represent bid prices derived from Nasdaq's website and do not reflect retail mark-ups or commissions and may not necessarily represent actual transactions.

    HIGH AND LOW BID SALE PRICES BY PERIOD

                   QUARTER ENDED                         HIGH          LOW
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
                   June 30, 2000                         3/4           1/8
                   September 30, 2000                    3/16          1/8

                   December 31, 2000                     3/16          3/32
                   March 31, 2001                        1/8           3/32
                   June 30, 2001                         3/32          3/64
                   September 30, 2001                    3/32          3/64

         The transfer agent and registrar for the Common Stock is American Stock Transfer & Trust Company. As of September 30, 2001 the Company had approximately 19 stockholders of record, exclusive of holders who own their shares in "street" or nominee names.

         The Company has not paid and does not presently intend to pay cash dividends on its common stock. The Company anticipates that its earnings for the foreseeable future will be retained for use in operation and expansion of business. Payment of cash dividends, if any, in the future will be at the sole discretion of the Company's Board of Directors and will depend upon the Company's financial condition, earnings, current and anticipated capital requirements, terms of indebtedness and other factors deemed relevant by the Company's Board of Directors. In addition, dividends on the Company's common stock may not be paid until all cumulative dividends in arrears on the Company's preferred stock are paid in full. See "Liquidity and Capital Resources".

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

                                                                           Nine
                                                                          months
                                                                           Ended     Year Ended
                                                 Year Ended              September   September
                                                December 31,                30,         30,
                                     ----------------------------------- ----------- -----------
                                        1997        1998        1999        2000        2001
Statement of operations data:
Interest income                           4,119       1,499         746         237         298
Gain on sale of finance contracts        18,667      17,985       1,533          (8)          -
Servicing fee income                      1,131       3,222       3,122                       -
Gain on litigation settlement                                       750      22,583           -
Other income (loss)                        (173)        348         349          35         208
                                     ----------- ----------- ----------- ----------- -----------
Total revenues                           23,743      23,054       6,500      22,847         506
                                     ----------- ----------- ----------- ----------- -----------
Provision for credit losses                 613         100         277           -           -
Interest expense                          3,880       3,117       2,042         898           -
Salaries and benefits                     7,357      10,472       8,272       1,757       1,054
General and                               6,075       6,782       8,052       6,191       1,651
administrative
Impairment of retained interest in
   securitizations                        1,312       9,932       8,908           -           -
Other operating expenses                  2,005       3,422       2,843         243          68
                                     ----------- ----------- ----------- ----------- -----------
Total expenses                           21,242      33,825      30,394       9,089       2,773
                                     ----------- ----------- ----------- ----------- -----------
Income (loss) before taxes and
   extraordinary loss                     2,501     (10,771)    (23,894)     13,758      (2,267)
Provision (benefit) for income
   taxes                                    888      (3,626)       (102)          -           -
Extraordinary benefit, net of tax
   benefit                                    -           -           -       1,804           -
                                     ----------- ----------- ----------- ----------- -----------
Net income (loss)                         1,613      (7,145)    (23,792)     15,562      (2,267)
                                     ----------- ----------- ----------- ----------- -----------
Net income (loss) available to
   common shareholders                    1,613      (8,584)    (25,479)     14,354      (3,877)
Earnings per share before
   extraordinary item                       .25       (1.31)      (3.90)       1.99       (0.65)
Weighted average shares
   outstanding-diluted                6,965,877   6,531,311   6,531,311   6,292,938   5,962,561
Cash flow data:
Cash (used in) provided by
   operating activities                 (14,455)      4,721      (4,404)     16,425      (2,425)
Cash (used in) provided by
   investing activities                     513          80          89           8      (1,317)
Cash (used in) provided by
   financing activities                   9,980         211         (21)    (10,218)          -
Balance sheet data:
Cash and cash equivalents                   159       5,171         835       7,050       3,308
Restricted funds                          6,904           -           -           -           -
Finance contracts held for sale,
   net                                    1,366         867         208           -           -
Retained interests in
securitization                           32,017      13,873       1,402           -           -
Investments                                   -           -           -         100         817
Notes receivable                                                                            600
Total assets                             43,210      30,331       3,623       7,275       4,847
Revolving credit
agreement                                 7,639           -           -           -           -
Notes payable & non-recourse debt         9,841      13,352      10,315           -           -
Total debt                               17,480      13,352      11,863         668         507
Shareholders' equity (deficit)           15,348      15,552      (8,240)      6,607       4,340



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


REVENUES

         The Company's sources of revenue for the year ended September 30, 2001 consist of interest income on net cash received and invested on the settlement from Dynex. Revenue for the year ended September 30, 2000 consist of the Dynex settlement, and interest income related to it.

    RESULTS OF OPERATIONS

         Year Ended September 30, 2001 Compared To Nine Months Ended September 30, 2000

Net Income

         In the year ended September 30, 2001, net income decreased $17,828,529 to a net loss of $2,266,562 from net income of $15,561,967 for the nine months ended September 30, 2000. The decrease in net income was due to the Company establishing its new business plan. During the first nine months of 2000, the Company had pared its business operations to five employees, received a substantial cash settlement and forgiveness of $3 million in debt for its claims against Dynex (resulting in deemed income of $22,583,122) and saved significant interest expense through the payoff of debt owed to Bank Boston. The settlement with Bank Boston for an amount less than par also resulted in non-cash income of $1,804,345. During the year ended September 30, 2001, the Company devoted its resources to establish itself as a venture capital firm.

Total Revenues

         Total revenues decreased $22,340,573 to $506,532 for the year ended September 30, 2001 from $22,847,105 for the nine months ended September 30, 2000 due to the Dynex settlement in June 2000. In 2001, income was generated from the Company's short-term investments.

         Interest Income. Interest income increased $60,788 to $298,178 from $237,390 Interest was generated from assets ultimately conveyed to Dynex as part of the settlement and from interest earned on the proceeds from the Dynex Settlement.

         Gain on Litigation Settlement. The Company recorded a gain of $22,583,122 from its lawsuit with Dynex in June 2000.

         Other Income. For the year ended September 30,2001 and nine months ended September 30, 2000 other income was $208,354 and $34,692, respectively, and consisted of insurance recoveries on auto finance contracts and dividends, and the reduction of $82,706 in previously accrued payables which the Company believes it will not be obliged to pay.

Total Expenses

         Total expenses of the Company decreased $6,316,389 to $2,773,094 for the year ended September 30, 2001 from $9,089,483 for the nine months ended September 30, 2000. There was $4.8 million in professional services expenses incurred in the 2000 period, which the Company incurred mainly in its litigation with Dynex.

         Interest Expense. Interest expense decreased $897,744 for the year ended September 30, 2001. The decrease was the result of the extinguishment of $10.5 million in notes held by Dynex and Bank Boston, and the amortization of debt issuance costs. The Company had no interest bearing debt for the year ended September 30, 2001.

         Salaries and Benefits. Salaries and benefits decreased $703,369 to $1,053,911 for the year ended September 30, 2001 from $1,757,280. The Company paid bonuses to several key employees in the period ending September 30, 2000 for their hard work and dedication during the Company's litigation with Dynex. There were 7 employees as of September 30, 2001.

         General and Administrative Expenses. General and administrative expenses decreased $4,540,760 to $1,651,023 for the year ended September 30, 2001 from $6,191,783 for the nine months ended September 30, 2000. During the period ended September 30, 2000, there were high legal costs incurred by the Company in its litigation of Dynex and Progressive Insurance, including a final contingency fee and expense payment of $3.3 million out of settlement proceeds to counsel in the Dynex lawsuit.

         Other Operating Expenses. Other operating expenses (communications and insurance) decreased $174,516 to $68,160 for the year ended September 30, 2001 from $242,676 for the nine months ended September 30, 2000 because the Company does not service any loans and has eliminated a substantial portion of the communication system and need for insurance.

         Nine Months Ended September 30, 2000 Compared To Year Ended December 31, 1999

Net Income

         In the nine months ended September 30, 2000, net income increased $39,353,878 to a net income of $15,561,967 from a net loss of $23,791,911 for the year ended December 31, 1999. The increase in net income was due to the proceeds from the settlement with Dynex, as well as significant decreases in most operating expense categories. During 1999 the Company was struggling to maintain its business while receiving no funding from Dynex. During the first nine months of 2000, the Company had pared its business operations to five employees, received a substantial cash settlement and forgiveness of $3 million in debt for its claims against Dynex (resulting in deemed income of $22,583,122) and saved significant interest expense through the payoff of debt owed to Bank Boston. The settlement with Bank Boston for an amount less than par also resulted in non-cash income of $1,804,345.

Total Revenues

         Total revenues increased $16,346,473 to $22,847,105 for the nine months ended September 30, 2000 from $6,500,632 for the year ended December 31, 1999. The increase was due to the Company winding down its operations and to the settlement of its litigation.

         Interest Income. Interest income decreased $508,662 to $237,390 from $746,052 primarily due to the sale in 1999 of the Company's interest-bearing assets. Interest in 2000 was generated from assets ultimately conveyed to Dynex as part of the settlement and from interest earned on the proceeds from the Dynex Settlement.

         Gain on Sale of Finance Contracts. The Company realized a loss on sale totaling $8,099 on finance contracts during the nine months ended September 30, 2000, reflecting whole loans sales at a loss. The Company realized gain on sale of finance contracts totaling $1,532,888 during the year ended December 31, 1999 reflecting securitization gains through the Dynex facility earlier in the year, offset by losses on whole loan sales later in the year.

         Servicing Fee Income. The Company earned no servicing fees for the nine months ended September 30, 2000. The Company transferred all servicing responsibilities to third parties during 1999. Servicing fee income for the year ended December 31, 1999 was $3,121,827.

         Gain on Litigation Settlement. The Company recorded a gain of $22,583,122 from its lawsuit with Dynex in June 2000 and the Company recorded a gain of $750,000 from its lawsuit with an automobile dealer in 1999.

         Other Income. For the nine months ended September 30,2000 and year ended December 31,1999 other income was $34,692 and $349,865, respectively, and consisted of insurance recoveries on auto finance contracts and dividends.

Total Expenses

         Total expenses of the Company decreased $21,304,860 to $9,089,483 for the nine months ended September 30, 2000 from $30,394,343 for the year ended December 31, 1999, due to the Company winding down its operations, terminating employees and focusing on mitigating its losses caused by the cessation of funding by Dynex. There was $4.8 million in professional services expenses accrued in the 2000 period, which the Company incurred mainly in its litigation with Dynex.

         Provision for Credit Losses. There was no provision for credit losses for the nine months ended September 30, 2000. The Company owned no finance contracts or other receivable that was doubtful of collection. The provision for credit losses decreased $276,844 from the year ended December 31, 1999.

         Interest Expense. Interest expense decreased $1,144,706 to $897,744 for the nine months ended September 30, 2000 from $2,042,450 for the year ended December 31, 1999. The decrease was the result of the extinguishment of $10.5 million in notes held by Dynex and Bank Boston, and the amortization of debt issuance costs.

         Salaries and Benefits. Salaries and benefits decreased $6,514,916 to $1,757,280 for the nine months ended September 30, 2000 from $8,272,196 for the year ended December 31, 1999 because of layoffs due to the cessation of operations during 1999. The year 1999 began with over 225 employees. There were 5 employees as of September 30, 2000.

         General and Administrative Expenses. General and administrative expenses decreased $1,859,914 to $6,191,783 for the nine months ended September 30, 2000 from $8,051,697 for the year ended December 31, 1999. The cost savings program that was implemented in 1999 was more than offset by the high legal costs incurred by the Company in its litigation of Dynex and Progressive Insurance, including a final contingency fee and expense payment of $3.3 million out of settlement proceeds to counsel in the Dynex lawsuit. The Company reduced the amount of its office space with a corresponding reduction in rent, telephone, and other office related expenses.

         Impairment of Retained Interest in Securitizations. The Company periodically reviews the fair value of the retained interest in securitizations. The Company recorded a charge against earnings for impairment of these assets of $8,907,970 for the year ending December 31, 1999. This impairment reflects the revaluation of expected future cash flows to the Company from securitizations. The revaluation of the retained interests to zero as of the beginning of the period ending September 30, 2000 reflects the transfer to Dynex of certain securitization interests as part of the settlement, and the uncertainty regarding the receipt of any future cash flows from those securitizations as to which the Company still maintains a retained interest.

         Other Operating Expenses. Other operating expenses (consisting principally of servicer fees, credit bureau reports, communications and insurance) decreased $2,600,510 to $242,676 for the nine months ended September 30, 2000 from $2,843,186 for the year ended December 31, 1999 because the Company does not service any loans and has eliminated a substantial portion of the communication system and need for insurance.

FINANCIAL CONDITION

         Cash. Cash decreased $3,741,983 to $3,308,105 at September 30, 2001. The primary use of cash was for funding the operations of the Company while the Company seeks to execute its new business strategy.

         Investments. The Company made its first private equity investment of $100,000 under its new business plan in September 2000. The Company made $717,000 of additional investments throughout 2001.

         Note Receivable. The company advanced $500,000 to one of its portfolio companies. The Company earns 8% interest on the note. In addition, the Company advanced $100,000 to another of its portfolio companies. The Company earns 8.5% interest on this note.

         Other Assets. The Company engaged an investment firm to raise the venture capital fund and paid $125,000, of which $75,000 is reported as deferred offering costs representing the fee that will be refunded if the securities do not get placed. The Company accrued $46,105 of interest and prepaid one-month rent.


LIQUIDITY AND CAPITAL RESOURCES

         As discussed in Note 10 to the financial statements, the Company received a legal judgment of $23.3 million in 2000. The Company entered into a settlement agreement with the defendant, pursuant to which (a) the defendant and the Company released all claims against each other; (b) the defendant paid $20 million to the Company (of which $3.3 million was paid to the Company's Texas trial counsel pursuant to a contingency fee and expense arrangement), (c) the defendant surrendered to the Company 51,500 shares of the Company's preferred stock, (d) the defendant cancelled the Company's indebtedness to the defendant under a $3 million note, and (e) the Company assigned to the defendant (i) a $1.1 million subordinated note from a securitization in which the defendant held the senior debt, and (ii) the common stock in two securitization subsidiaries in which defendant held the senior debt. This settlement represented the culmination of the Company's securitization operations. In light of the Company's cessation of it's specialty finance business, the company took the following additional steps to achieve a more disciplined cost structure, to lessen vulnerability to external factors and to position the Company to ultimately attain profitability:

     o The Company entered into an agreement in July 2000 with Bank Boston, N.A., whereby Bank Boston accepted $6.5 million in settlement of all claims against the Company for the Subordinated Notes including the outstanding principal of $7.5 million and accrued interest of approximately $1.1 million. This action combined with the above settlement eliminated the company's long term-debt.

     o    Reduced headcount to 6 employees as of September 30, 2001

     o    Relocated offices to a lower cost facility

     o Hired a Managing Director to assist the company in raising a venture capital fund

         At September 30, 2000 the company completed the year with cash balances of approximately $7 million. During the year ended September 30, 2001, the company used cash of in its operations of $2.4 million, primarily for salaries and benefits and general and administrative expenses. Additionally the company made investments and loans under its new business strategy of $1.3 million. As of September 30, 2001, the Company had $3.3 million in cash and no indebtedness. Management believes the Company has sufficient liquidity to meet its obligations (primarily employee/consultancy fees and expenses, rent and professional expenses) and to make selected investments through 2002. Management hopes to generate additional liquidity and revenues through the establishment of the Agility Capital Fund (the "Fund") in the following ways: (i) the reimbursement from the Fund (at cost) of certain investments made by the Company in anticipation of the establishment of the Fund, (ii) a management fee of up to 2.5% per annum of committed funds, (iii) the pro rata share of realized investment gains on the Company's investment in the Fund (expected to be 1% of the size of the Fund, or a maximum of

$500,000), and (iv) additional fees of up to 20% of the realized gains on Fund investments (net of amounts utilized for compensation arrangements for the officers of the Fund Manager). Management has pursued establishment of the fund through the engagement of an investment firm and through other means; however, the current capital market conditions have made efforts to date to raise the Fund unsuccessful. There can be no assurance that the Fund will be established or managed in a manner in which those revenue goals are met.

         Subsequent to September 30, 2001, the Company converted substantially all of its investment and its note receivable plus accrued interest in the software technology company into a secured promissory note in the principal amount of approximately $1,042,000 bearing interest at 9% and purchased a senior secured convertible promissory note from this company in the principal amount of approximately $800,000 bearing interest at 8%. The Company made an additional advance of $50,000 to the e-Messaging software company. Also the company has made a capital commitment of $500,000 to an investment fund that co-invests in private venture-stage companies. As of September 30, 2001, $425,000 of the commitment has not been funded by the Company awaiting capital calls from the investment fund.

         The inability of the Company to raise the Fund has left the Company with the need to pursue other sources of revenue outside of interest income earned on existing cash balances. The Company has established a broker dealership, which should generate additional revenue and cash flow from commissions and capital gains. If these sources of revenue are not sufficient to cover the Company's operations and investment activities doubt may be raised about the Company's ability to continue as a going concern.

         Cash Flows. Significant cash flows related to the Company's operating activities included cash flows from its money market fund. Cash was used by investing activities to invest in equities of new technology companies.

         Series A Preferred Stock.

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

         As dividends on the Preferred Stock are in arrears for at least two quarterly dividend periods, holders of the Preferred Stock exercised their right to call a special meeting of the Preferred Stock holders for the purpose of electing two additional directors to serve on the Company's Board of Directors until such dividend arrearage is eliminated. Such meeting was held on October 1, 1999; however, because a quorum of preferred shareholders did not attend or provided proxies for the meeting, no additional directors were elected. The Board appointed David Wulf to the Board. As part of the issuance of the Preferred Stock in 1998, Robert Shuey was appointed to the Board. In addition, certain changes that could materially affect the holders of Preferred Stock, such as a merger of the Company, cannot be made without the affirmative vote of the holders of two-thirds of the shares of Preferred Stock, voting as a separate class. The Preferred Stock ranks senior to the Common Stock with respect to the payment of dividends and amounts upon liquidation, dissolution or winding up. During the years 1999 through 2001, no dividends have been paid on the Preferred Stock and the Company at September 30, 2001 is $4,428,188 in arrears in dividend payments.


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

IMPACT OF INFLATION AND CHANGING PRICES

         The Company does not believe that inflation directly has a material adverse effect on its financial condition or results of operations. Inflation can adversely affect the Company's operating expenses, such as occupancy and employee expenses.

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

         The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations" and Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 and establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June 15,2002. SFAS 144 clarifies the accounting for disposals of long-lived assets and is effective for fiscal years beginning after December 31, 2001. The Company does not believe that the adoption of SFAS 141, SFAS 142, SFAS 143 and SFAS 144 will have a significant impact on its financial statements.


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

         The Company's fixed rate debt was paid off through settlement agreements with Dynex on June 9, 2000 and with Bank Boston on July 27, 2000. The Company's new business plan does not contemplate the incurrence by the Company of additional material long term indebtedness.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         Financial statements are set forth in this report beginning at page
F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE
                                    PART III

         The information required by Items 10 through 13 is incorporated by reference from the Company's definitive Information Statement or Proxy Statement pursuant to General Instruction G(3) to Form 10-K. The Company will file its definitive Information Statement or Proxy Statement pursuant to Regulation 14C or 14A respectively, by January 28, 2002.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

          Report of Independent Accountants

          Financial Statements
               Consolidated Balance Sheets

               Consolidated Statements of Operations and Comprehensive Income

               Consolidated Statements of Shareholders' Equity (Deficit)

               Consolidated Statements of Cash Flows

               Notes to the Consolidated Financial Statements

2.  Exhibits

EXHIBIT NO..  DESCRIPTION OF EXHIBIT
------------  ------------------------------------------------------------------
3.1 (1). . .  Restated Articles of Incorporation of the Company
3.2 (1). . .  Amended and restated Bylaws of the Company
4.1 (1). . .  Specimen Common Stock Certificate
10.1 (1) . .  Employment Agreement effective as of May 1, 1996 between William O.
              Winsauer and the Company
10.2 (2) . .  2001 Stock Option Plan
21.1 . . . .  Subsidiaries of the Company

------------
(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No.333-05359).

(2) Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1998


(b)   Reports on Form 8-K

     The Company filed no reports on Form 8-K during the year ended September 30, 2001.

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



Date:  December 28, 2001

         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.







/s/ William O. Winsauer   Chairman of the Board and            December 28, 2001
-----------------------      Chief Executive Officer
William O. Winsauer

/s/ A. Dale Henry          Chief Financial Officer             December 28, 2001
----------------------- (Principal Accounting Officer)

A. Dale Henry

/s/ John S. Winsauer      Secretary and Director               December 28, 2001
-----------------------
John S. Winsauer


                     AGILITY CAPITAL, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                                       Page
Report of Independent Auditors                                                                          F-2
Consolidated Balance Sheets as of September 30, 2000  and September 30, 2001                            F-3
Consolidated Statements of Operations and Comprehensive Income (Loss) for the Year Ended
   December 31, 1999, the nine months ended September 30, 2000 and the
   Year Ended September 30, 2001                                                                        F-4
Consolidated Statements of Shareholders' Equity (Deficit) for the Year Ended December 31,
   1999, the nine months ended September 30, 2000 and the Year Ended September
   30, 2001                                                                                             F-5
Consolidated Statements of Cash Flows for the Year Ended December 31,1999, the nine
   months ended September 30, 2000 and the Year Ended September 30, 2001                                F-6
Notes to Consolidated Financial Statements                                                              F-7


     All schedules are omitted as the required information is not applicable or the information is presented in the consolidated financial statements, related notes, or other schedules.

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Agility Capital, Inc.

         We have audited the accompanying consolidated balance sheets of Agility Capital, Inc. and subsidiaries (the "Company") as of September 30, 2001 and 2000 and the related consolidated statements of operations and comprehensive income
(loss), shareholders' equity and of cash flows for the year ended September 30, 2001, the nine months ended September 30, 2000 and the year ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Agility Capital, Inc. and subsidiaries as of September 30, 2001 and 2000 and the results of their operations and their cash flows for the year ended September 30, 2001, the nine months ended September 30, 2000 and the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.


/s/Deloitte  & Touche LLP

Austin, Texas
December 27, 2001

                     AGILITY CAPITAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                                September 30,
                                                                                           2000             2001
                                   ASSETS
Cash and cash equivalents                                                             $ 7,050,088        $ 3,308,105
Investments                                                                               100,000            817,000
Notes Receivable                                                                                             600,000
Other assets                                                                              125,000            122,284
                                                                                   --------------- ------------------
Total assets                                                                          $ 7,275,088        $ 4,847,389
                                                                                   =============== ==================


                    LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Payables and accrued liabilities                                                      $   667,660        $   506,523
                                                                                   --------------- ------------------
Total liabilities                                                                         667,660        $   506,523
Commitments and Contingencies (Notes 11 and 12)
Shareholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; 1,073,500 shares of
     15% Series A cumulative preferred stock, $10 liquidation preference, issued and outstanding, at September 30, 2000 and 2001 (Dividends in arrears of
     $4,428,188 at September 30, 2001)                                                 10,341,000         10,341,000
Common stock, no par value; 25,000,000 shares authorized; 5,962,561 shares
     issued and outstanding at September 30, 2000 and 2001                                  1,000              1,000
Capital in excess of stated capital                                                     7,563,566          7,563,566
Due from shareholders                                                                     (10,592)           (10,592)
Accumulated deficit                                                                   (11,287,546)       (13,554,108)
                                                                                   --------------- ------------------
Total shareholders' equity                                                              6,607,428          4,340,866
                                                                                   --------------- ------------------
Total liabilities and shareholders' equity                                            $ 7,275,088        $ 4,847,389
                                                                                   =============== ==================

                   The accompanying notes are an integral part
                    of the consolidated financial statements

                     AGILITY CAPITAL, INC. AND SUBSIDIARIES
      CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)


                                                                         December 31,              September 30,
                                                                        ---------------- ---------------------------------
                                                                                          (Nine months)
                                                                             1999              2000             2001

Revenues:
    Interest income                                                     $    746,052       $   237,390     $   298,178
    Gain (loss) on sale of finance contracts                               1,532,888            (8,099)
    Servicing income                                                       3,121,827
    Gain on litigation settlement                                            750,000        22,583,122
    Other income                                                             349,865            34,692         208,354
                                                                     ---------------- ----------------- ---------------
Total revenues                                                             6,500,632        22,847,105         506,532

Expenses:
    Provision for credit loss                                                276,844
    Interest expense                                                       2,042,450           897,744
    Salaries and benefits                                                  8,272,196         1,757,280       1,053,911
    General and administrative                                             8,051,697         6,191,783       1,651,023
    Impairment of retained interest in securitizations                     8,907,970
    Other operating expenses                                               2,843,186           242,676          68,160
                                                                     ---------------- ----------------- ---------------
Total expenses                                                            30,394,343         9,089,483       2,773,094
                                                                     ---------------- ----------------- ---------------
(Loss) income before income taxes                                        (23,893,711)       13,757,622      (2,266,562)
Benefit for income taxes                                                    (101,800)
                                                                     ---------------- ----------------- ---------------
(Loss) income before extraordinary gain                                  (23,791,911)       13,757,622      (2,266,562)
Extraordinary gain on forgiveness of debt                                                    1,804,345
                                                                     ---------------- ----------------- ---------------
Net (loss) income                                                        (23,791,911)       15,561,967      (2,266,562)

Income attributable to preferred shareholders                             (1,687,500)       (1,207,688)     (1,610,250)
                                                                     ---------------- ----------------- ---------------
Net (loss) income available to common shareholders                      $(25,479,411)      $14,354,279     $(3,876,812)
                                                                     ================ ================= ===============

Weighted average number of common shares:
    Basic                                                                  6,531,311         6,292,938       5,962,561
    Diluted                                                                6,531,311         6,292,938       5,962,561

Earnings per common share - basic
    (Loss) income before extraordinary gain                                   $(3.90)            $1.99          $(0.65)
    Extraordinary gain                                                                             .29
                                                                     ---------------- ----------------- ---------------
    Net (loss) income                                                         $(3.90)            $2.28          $(0.65)
                                                                     ================ ================= ===============

Earnings per common share - diluted
    (Loss) income before extraordinary gain                                   $(3.90)            $1.99          $(0.65)
    Extraordinary gain                                                                             .29
                                                                     ---------------- ----------------- ---------------
    Net (loss) income                                                         $(3.90)            $2.28          $(0.65)
                                                                     ================ ================= ===============


                   The accompanying notes are an integral part
                    of the consolidated financial statements

                     AGILITY CAPITAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)



                                                     December 31,             September 30,
                                                        1999             2000             2001
                                                     ----------------------------------------------

Preferred stock (Shares):
-------------------------
   Beginning balance                                    1,125,000        1,125,000        1,073,500
   Issuance of preferred stock in public offering
   Cancellation of preferred shares                                        (51,500)
                                                     ----------------------------------------------
   Ending balance                                       1,125,000        1,073,500        1,073,500
   --------------                                    ----------------------------------------------
Common stock (Shares):
----------------------
   Beginning balance                                    6,531,311        6,531,311        5,962,561
   Purchase of common stock                                               (568,750)
                                                     ----------------------------------------------
   Ending balance                                       6,531,311        5,962,561        5,962,561
   --------------                                    ----------------------------------------------
Preferred stock:
----------------
   Beginning balance                                 $ 10,856,000     $ 10,856,000     $ 10,341,000
   Purchase of preferred stock                                            (515,000)
                                                     ----------------------------------------------
   Ending balance                                      10,856,000       10,341,000       10,341,000
   --------------                                    ----------------------------------------------
Common stock (stated capital):
------------------------------
   Beginning balance                                        1,000            1,000            1,000
                                                     ----------------------------------------------
   Ending Balance                                           1,000            1,000            1,000
   --------------                                    ----------------------------------------------
Capital in excess of stated capital:
------------------------------------
   Beginning balance                                    8,291,481        8,291,481        7,563,566
   Purchase and cancellation of common stock                              (200,000)
   Termination of Common Stock Investment                                 (527,915)
                                                     ----------------------------------------------
   Ending balance                                       8,291,481        7,563,566        7,563,566
   --------------                                    ----------------------------------------------
Due from shareholders:
----------------------
   Beginning balance                                      (10,592)         (10,592)         (10,592)
                                                     ----------------------------------------------
   Ending balance                                         (10,592)         (10,592)         (10,592)
   --------------                                    ----------------------------------------------
Accumulated deficit:
--------------------
   Beginning balance                                   (3,057,602)     (26,849,513)     (11,287,546)
   Net (loss) income                                  (23,791,911)      15,561,967       (2,266,562)
                                                     ----------------------------------------------
   Ending balance                                     (26,849,513)     (11,287,546)     (13,554,108)
   --------------                                    ----------------------------------------------
Investment in common stock agreement:
-------------------------------------
   Beginning balance                                     (527,915)        (527,915)
   Termination of Common Stock Investment                                  527,915
                                                     ----------------------------------------------
   Ending balance                                        (527,915)
   --------------                                    ----------------------------------------------
Total shareholders'(deficit) equity                  $ (8,239,539)    $  6,607,428     $  4,340,866
                                                     ==============================================


       The accompanying notes are an integral part of the consolidated financial statements


                     AGILITY CAPITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            December 31,             September 30,
                                                                1999            2000               2001

OPERATING ACTIVITIES:
Net (Loss) Income                                           $(23,791,911)    $ 15,561,967     $ (2,266,562)
Adjustments to reconcile (loss) income  to net cash from
operating activities
    Amortization of debt issuance costs and discounts            692,208          185,051
    Provision for credit loss                                    276,844
    Provision for market impairment of finance contracts         754,551
    Depreciation and amortization                                520,868          126,577
    Impairment of retained interests in securitizations        8,907,970
    Gain on sale of finance contracts                         (1,532,888)          (8,099)
    Gain on forgiveness of debt                                                (1,804,345)
    Loss on disposal of property, plant & equipment                               634,554
    Deferred income taxes                                       (101,800)
Changes in operating assets and liabilities
    Finance contracts held for sale, net                       1,163,697          216,391
    Retained interest in securitizations                         359,888        1,401,858
    Receivable from Dynex                                      6,573,107
    Due from affiliates                                          184,153
    Other assets                                               1,366,724          (40,465)           2,716
    Payables and accrued liabilities                             222,568          151,391         (161,137)
                                                            ------------     ------------     ------------
CASH (USED) PROVIDED BY OPERATIONS                            (4,404,021)      16,424,880       (2,424,983)
                                                            ------------     ------------     ------------

INVESTING ACTIVITIES:
    Proceeds from disposal of collateral                         176,397          107,513
    Purchases of property, plant and equipment                   (87,308)
    Purchase of investments                                                      (100,000)        (717,000)
    Purchase of note receivable                                                                   (600,000)
                                                            ------------     ------------     ------------
CASH PROVIDED (USED) BY INVESTING                                 89,089            7,513       (1,317,000)
                                                            ------------     ------------     ------------

FINANCING ACTIVITIES:
    Payments on notes payable                                    (20,737)      (9,502,605)
    Repurchase of preferred stock                                                (515,000)
    Purchase of common stock                                                     (200,000)
                                                            ------------     ------------     ------------
CASH (USED IN) FINANCING                                         (20,737)     (10,217,605)
                                                            ------------     ------------     ------------
(DECREASE) INCREASE IN CASH                                   (4,335,669)       6,214,788       (3,741,983)
BEGINNING CASH BALANCE                                         5,170,969          835,300        7,050,088
                                                            ------------     ------------     ------------
ENDING CASH BALANCE                                         $    835,300     $  7,050,088     $  3,308,105
                                                            ============     ============     ============

                 The accompanying notes are an integral part of the consolidated financial statements


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Summary of Significant Accounting Policies

Organization

Agility Capital, Inc. formerly known as AutoBond Acceptance Corporation (the "Company") was incorporated in June 1993 and commenced operations August 1, 1994. The Company and its wholly-owned subsidiaries (collectively, the "Company"), were engaged primarily in the business of acquiring, financing and servicing automobile installment loan contracts ("finance contracts") originated by franchised automobile dealers. The Company specialized in contracts to consumers who generally have limited access to traditional financing, such as that provided by commercial banks or captive finance companies of automobile manufacturers. The Company purchased contracts directly from automobile dealers or from other originators, and financed these purchases through whole loan sales or securitizations.

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

2. Liquidity and Management's Plans

As discussed in Note 10 to the financial statements, the Company received a legal judgment of $23.3 million in 2000. The Company entered into a settlement agreement with the defendant, pursuant to which (a) the defendant and the Company released all claims against each other; (b) the defendant paid $20 million to the Company (of which $3.3 million was paid to the Company's Texas trial counsel pursuant to a contingency fee and expense arrangement), (c) the defendant surrendered to the Company 51,500 shares of the Company's preferred stock, (d) the defendant cancelled the Company's indebtedness to the defendant under a $3 million note, and (e) the Company assigned to the defendant (i) a $1.4 million subordinated note from a securitization in which the defendant held the senior debt, and (ii) the common stock in two securitization subsidiaries in which defendant held the senior debt. This settlement represented the culmination of the Company's securitization operations. In light of the Company's cessation of it's specialty finance business, the company took the following additional steps to achieve a more disciplined cost structure, to lessen vulnerability to external factors and to position the Company to ultimately attain profitability:

      o The Company entered into an agreement in July 2000 with Bank Boston, N.A., whereby Bank Boston accepted $6.5 million in settlement of all claims against the Company for the Subordinated Notes including the outstanding principal of $7.5 million and accrued interest of approximately $1.1 million. This action combined with the above settlement eliminated the company's long term-debt.

      o   Reduced headcount to 6 employees as of September 30, 2001

      o   Relocated offices to a lower cost facility

      o Hired a Managing Director to assist the company in raising a venture capital fund

At September 30, 2000 the company completed the year with cash balances of approximately $7 million. During the year ended September 30, 2001 the company used cash of in its operations of $2.4 million, primarily for salaries and benefits and general and administrative expenses. Additionally the company made investments and loans under is new business strategy of $1.3 million. As of September 30, 2001, the Company had $3.3 million in cash and no indebtedness. Management believes the Company has sufficient liquidity to meet its obligations (primarily employee/consultancy fees and expenses, rent and professional expenses) and to make selected investments through 2002. Management hopes to generate additional liquidity and revenues through the establishment of the Agility Capital Fund (the "Fund") in the following ways: (i) the reimbursement from the Fund (at cost) of certain investments made by the Company in anticipation of the establishment of the Fund, (ii) a management fee of up to 2.5% per annum of committed funds, (iii) the pro rata share of realized investment gains on the Company's investment in the Fund (expected to be 1% of the size of the Fund, or a maximum of $500,000), and (iv) additional fees of up to 20% of the realized gains on Fund investments (net of amounts utilized for compensation arrangements for the officers of the Fund Manager). Management has pursued establishment of the fund through the engagement of an investment firm and through other means; however, the current capital market conditions have made efforts to date to raise the Fund unsuccessful. There can be no assurance that the Fund will be established or managed in a manner in which those revenue goals are met.

Subsequent to September 30, 2001, the Company converted substantially all of its investment and its note receivable plus accrued interest in the software technology company into a secured promissory note in the principal amount of approximately $1,042,000 bearing interest at 9% and purchased a senior secured convertible promissory note from this company in the principal amount of approximately $800,000 bearing interest at 8%. The Company made an additional advance of $50,000 to the e-Messaging software company. Also the company has made a capital commitment of $500,000 to an investment fund that co-invests in private venture-stage companies. As of September 30, 2001, $425,000 of the commitment has not been funded by the Company awaiting capital calls from the investment fund.

The inability of the Company to raise the Fund has left the Company with the need to pursue other sources of revenue outside of interest income earned on existing cash balances. The Company has established a broker dealership, which should generate additional revenue. If these sources of revenue are not sufficient to cover the Company's operations and investment activities doubt may be raised about the Company's ability to continue as a going concern.

The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient revenues and cash flows to cover operating expenses. Management is continuing its efforts to raise a venture capital fund on terms that will provide sufficient cash flow to the Company.


3. Summary of Significant Accounting Policies

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

The Company recorded the present value of estimated future cash flows in connection with its determination of the carrying value of its retained interest in securitizations. Since such assumptions did not predict actual performance, the carrying value of the retained interest in securitizations was adjusted periodically in 1999, resulting in adverse effects on the Company's results of operations. As the Company no longer retains any interest in securitizations there was no effect on the financial statements for the year ended September 30, 2001 or the nine months ended September 30, 2000.

Cash and Cash Equivalents

The Company considers highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Investments.

The Company records its investments at fair value. The fair value of investments is determined based upon the Company's valuation policy.

Under the valuation policy of the Company, unrestricted securities are valued at the average closing price for publicly held securities for the last three days of the month. Investments in portfolio companies and restricted securities, including securities of publicly owned companies which are subject to restrictions on resale, are valued at cost at the date of acquisition until there is a sustained basis for recognizing appreciation or depreciation in the valuation. Estimated fair value is determined by the Board of Directors based on a number of factors including, if available, significant subsequent equity financings by unrelated new investors, secondary offerings, independent valuations, comparable publicly traded securities as well as current and projected operating performance and other analytical data relating to the investment. The valuations do not necessarily represent amounts which will ultimately be realized from the investments.

Advertising

Advertising costs are expensed as incurred. Advertising cost was $116,262 for the year ended December 31, 1999. The Company incurred no advertising costs for the nine months ended September 30, 2000 or the year ended September 30, 2001.

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

As the Company posted a net loss for the years ended December 31, 1999 and September 30, 2001, the effects of stock options and contingently issuable shares for those years were anti-dilutive and not included in the computation of diluted loss per share. The Company's market price for shares of its stock remained below all option and warrant prices and therefore all options and warrants were anti-dilutive and not included in the computation of diluted earnings per share for the nine months ended September 30, 2000.

Interest Income

The Company generally uses the simple interest method to determine interest.

Recent Accounting Pronouncements

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

The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations" and Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 and establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June 15,2002. SFAS 144 clarifies the accounting for disposals of long-lived assets and is effective for fiscal years beginning after December 31, 2001. The Company does not believe that the adoption of SFAS 141, SFAS 142, SFAS 143 and SFAS 144 will have a significant impact on its financial statements.

4. Investments and Notes Receivable

The following table provides a listing of investments at September 30, 2000 and 2001:


                                                                           September 30,
                                                                      2000               2001
                                                                ------------------------------------
                  Yehti                                                  $100,000          $100,000
                  Access Ventures                                                            75,000
                  Tanisys Technology                                                        120,000
                  Modelwire                                                                 522,000
                                                                ------------------------------------
                      Total                                              $100,000          $817,000

The following table provides a listing of notes receivable at September 30, 2000 and 2001:

                                                                           September 30,
                                                                      2000               2001
                                                                ------------------------------------
                  Modelwire                                                               $ 500,000
                  Yehti                                                                     100,000
                                                                ------------------------------------
                      Total                                                               $ 600,000

         In October 2000, the Company purchased at par a $500,000 convertible note bearing interest at 8%(the "8% note") from Modelwire, Inc.("Modelwire"). The 8% note was convertible at the option of the Company into shares of securities being offered at the time of a Qualifying Financing. A Qualifying Financing is defined as a private financing resulting in proceeds before expenses of $5,000,000 or more to Modelwire. The number of shares was to be computed by dividing (i) the outstanding principal amount of the 8% note together with accrued interest on such principal amount as of the date of conversion by (ii) the lower of (x) $4.00 per common equivalent share or (y) the price per share of the securities issued in such Qualifying Financing discounted by 35% of such price.

         The 8% note was due and payable upon the earliest to occur of the following:

             (a)  the second anniversary of the date issued; or

             (b)  upon sale of all or substantially all of its assets; or

             (c)  upon liquidation of Modelwire; or

             (d) upon any merger involving Modelwire in which Modelwire is not the resulting or surviving entity.

         In October 2001, substantially all of the Company's investment in Modelwire and the 8% note (including all accrued interest) was converted at par into a secured promissory note bearing interest at 9%(the "9% Note") from Modelwire in the principal amount of approximately $1,042,000. Subject to the Senior Note (as defined below), the 9% Note is secured by all of the tangible and intangible assets of Modelwire.

         The 9% Note is due and payable upon the earliest to occur of the following:

             (a)  August 31, 2002; or

             (b) upon the sale, license or lease by Modelwire of all or substantially all of its assets; or

             (c)  upon the liquidation, dissolution or winding up of Modelwire;
                  or

             (d) upon any merger involving Modelwire in which Modelwire is not the resulting or surviving entity; or

             (e) upon the occurrence of certain events of default by Modelwire, such as any material breaches by Modelwire of any covenants contained in the 9% Note.

         In December 2001, the Company purchased at par a senior secured convertible promissory note bearing interest at 8% (the "Senior Note") from Modelwire in the principal amount of approximately $800,000. The Company may purchase an additional Senior Note in the principal amount of approximately $98,000, which purchase, if consummated, is expected to occur by the end of January 2002. The Senior Note is convertible at the option of the Company into shares of Series C Convertible Preferred Stock, par value $0.01, of Modelwire (the "Series C Stock"). The number of shares of Series C Stock to be issued to the Company upon conversion is computed by dividing (i) the outstanding principal amount of the Senior Note together with accrued interest on such principal amount as of the date of conversion by (ii) $0.05. The Senior Note is secured by a first priority lien on all of the tangible and intangible assets of Modelwire.

         The Senior Note is due and payable upon the earliest to occur of the following:

             (a)  September 15, 2002; or

             (b) upon the occurrence of certain events of default by Modelwire, such as the failure of Modelwire to make payment of any amount due under the Senior Note or the default by Modelwire under certain agreements.

         In connection with the purchase of the 9% Note and the Senior Note, the Company received certain warrants to acquire equity securities of Modelwire.

         In March 2001, the Company purchased at par a $100,000 convertible note bearing interest at 8.5% from Yehti Corporation. The note is to be converted into Series B Preferred Stock at the time of a Qualifying Financing. A Qualifying Financing is defined as a financing resulting in proceeds before expenses of at least $1,500,000 to Yehti Corporation. Upon the consummation of the Qualified Financing, the unpaid principal on this Note shall be converted into shares of Series B Preferred Stock, and the Lender shall receive that number of shares of Series B Preferred Stock that is equal to the outstanding principal balance due to the Lender divided by the lesser of (i) $0.50 per share or (ii) the lowest per share purchase price of the Series B Preferred Stock issued in the Qualified Financing, rounded to the nearest whole share with 0.5 rounded upward to avoid fractional share interests.


5. Income Taxes

The provision for income taxes for the nine months ended September 30, 2000 and for the year ended September 30, 2001 consisted of a provision for deferred taxes and the Company had no current tax liability. The reconciliation between the provision (benefit) for income taxes and the amounts that would result from applying the Federal statutory rate is as follows:


                                                                            September 30,
                                                                      2000               2001
                                                                 ----------------- -----------------
                 Federal tax (benefit) at statutory rate of 34%      $  5,291,069       $ (770,631)
                 Nondeductible expenses                                     2,457           24,910
                 Change in valuation allowance related to Net
                    Operating Loss                                     (5,293,526)         745,721
                                                                 ----------------- -----------------
                 Provision (benefit) for income taxes                $      -           $    -
                                                                 ================= =================

Deferred income tax assets and liabilities reflect the tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Significant components of the Company's net deferred tax liability are as follows:

                                                                           September 30,
                                                                      2000               2001
                                                                ------------------ -----------------
                 Deferred tax assets:
                     Net operating losses                             $ 1,041,792      $ 14,805,898
                     Gain on securitizations                            2,119,158         2,338,028
                                                                ------------------ -----------------
                          Gross deferred tax assets                     3,160,950        17,143,926
                                                                ------------------ -----------------
                 Deferred tax liabilities
                     Other                                                444,107           444,107
                                                                ------------------ -----------------
                          Gross deferred tax liabilities              $   444,107           444,107
                                                                ================== =================
                 Net deferred tax liabilities (assets)                $(2,716,843)     $ 16,699,819
                 Valuation allowance                                    2,716,843       (16,699,819)
                                                                ------------------ -----------------
                 Net deferred tax liabilities (assets)                $       -        $        -
                                                                ================== =================

         At September 30, 2001 the Company had tax net operating loss carryforwards of approximately $43 million expiring in fiscal years 2018 through 2020.

6. Shareholders' Equity

Stock Based Compensation Plan

The Company grants stock options under stock-based incentive compensation plans (the "Option Plans"). The Company applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for the Option Plans. In 1995, SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") was issued, which, if fully adopted by the Company, would change the methods the Company applies in recognizing the cost of the Option Plans. Adoption of the cost recognition provisions of SFAS 123 is optional and the Company has elected not to adopt these provisions of SFAS 123. However, pro forma disclosures as if the Company adopted the expense recognition provisions of SFAS 123 are required by SFAS 123 and are presented below.

Under the Option Plans, the Company is authorized to issue shares of Common Stock pursuant to "Awards" granted in various forms, including incentive stock options (intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended), non-qualified stock options, and other similar stock-based Awards. The Company granted stock options in 1996 through 2001 under the Option Plans in the form of non-qualified stock options.


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

A summary of the status of the Company's stock options for the period January 1, 1999 through September 30, 2001 is presented below:

                                                               Shares of Underlying                  Weighted Average
                                                                       Options                        Exercise Price
                                                             ----------------------------------------------------------
Outstanding at January 1, 1999                                           548,332                          7.18
    Granted                                                                    -                             -
    Exercised                                                                  -                             -
    Forfeited                                                           (165,006)                         6.78
                                                             ----------------------------------------------------------
Outstanding at December 31, 1999                                         383,326                          7.35
    Granted                                                                    -
    Exercised                                                                  -
    Forfeited                                                            (47,002)                         4.22
                                                             ----------------------------------------------------------
Outstanding at September 30, 2000                                        336,324                          7.79
   Granted                                                               682,500
   Exercised                                                                   -
   Forfeited                                                                   -
                                                             ----------------------------------------------------------
Outstanding at September 30, 2001                                      1,018,824                          3.24
Options exercisable at end of period                                     336,324                          7.79



The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0%; risk-free interest rates ranging from 4.4% to 5.3%, the expected lives of options of 5 years; and volatility ranging from 45% to 62% for all grants in 2001. There were no grants in 1999 or 2000.

  Range of exercise             Shares of underlying         Weighted average      Weighted average
       price                          options                 remaining life        exercise price
1.00 to 1.99                               682,500                  4.31                   1.00
2.00 to 2.99                                 5,333                  5.66                   2.42
3.00 to 3.99                                71,332                  6.27                   3.74
4.00 to 4.99                                18,331                  5.78                   4.37
5.00 to 5.99                                 6,666                  6.98                   5.50
6.00 to 6.99                                 3,333                  6.36                   6.13
7.00 to 7.99                                49,999                  6.51                   7.32
8.00 to 8.99                                 5,333                  6.21                   8.33
9.00 to 9.99                                79,331                  5.23                   9.82
10.00 to 10.99                              96,666                  5.14                  10.48

                            ------------------------------------------------------------------------
Total                                    1,018,824                  4.75                   3.24

Pro Forma Net Income and Net Income Per Common Share

Had the compensation cost for the Company's Option Plan been determined consistent with SFAS 123, the Company's net income and net income per common share for 1999, 2000 and through September 30, 2001 would approximate the pro forma amounts below:

                                                            December 31,       September 30,
                                                                1999         Nine Months 2000         2001
                                                       -------------------   ----------------- ----------------
Net (loss) income attributable to common shareholders:
     As reported                                             (25,479,411)        14,354,279      (3,876,812)
     Pro Forma                                               (25,743,941)        14,319,632      (3,927,432)
Net (loss) income per common share (basic):
     As reported                                                   (3.90)              2.28           (0.65)
     Pro Forma                                                     (3.94)              2.28           (0.66)
Net (loss) income per common share (diluted):
     As reported                                                   (3.90)              2.28           (0.65)
     Pro Forma                                                     (3.94)              2.28           (0.66)

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

In connection with the issuance of the Company's 15% Subordinated Notes $7,500,000 aggregate principal amount, in January 1998, the Company issued to Bank Boston a warrant (the "Subordinated Note Warrant"). The Subordinated Note Warrant entitled the holder, upon exercise of the Warrant, to purchase from the Company that number of shares of the Company's common stock, up to 368,462, which were available for conversion at the maturity of the Subordinated Notes on February 1, 2001. The holder could either convert the debt or exercise the warrant but not both. If certain major corporate events (such as a change in control or major stock offering) did not occur prior to February 1, 2001, then the holder will have the right to put the Warrant to the Company at the difference between the current market price and the warrant exercise price. The Subordinated Note Warrant was to expire on January 31, 2005. The warrant was valued at $375,831 which was recorded as a discount on the debt. On July 27, 2000 the Company and Bank Boston reached a settlement. The debt was paid and the warrants were canceled.

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

In connection with a consulting agreement with Athens Group, the Company issued 110,000 warrants at an exercise price of $1.00. The warrants expire January 6, 2006. The value of the warrants was deemed to be insignificant and therefore not reflected in the financial statements.

In connection with the appointment of Paul Ahern and Harsha Murthy to the Advisory Board, the Company issued 10,000 warrants each at an exercise price of $1.00. The warrants expire January 6, 2006. The value of the warrants was deemed to be insignificant and therefore not reflected in the financial statements.

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

In February 1998, the Company completed the underwritten public offering of 1,125,000 shares of its 15% Series A Cumulative Preferred Stock (the "Preferred Stock"), with a liquidation preference of $10 per share. The price to the public was $10 per share, with net proceeds to the Company of approximately $9,631,000. Dividends on the Preferred Stock are cumulative and payable quarterly on the last day of March, June, September and December of each year, commencing on June 30, 1998, at the rate of 15% per annum. After three years from the date of issuance, the Company may, at its option, redeem one-sixth of the Preferred Stock each year, in cash at the liquidation price per share (plus accrued and unpaid dividends), or, if in common stock, that number of shares equal to $10 per share of Preferred Stock to be redeemed, divided by 85% of the average closing sale price per share for the common stock for the 5 trading days prior to the redemption date. The Preferred Stock is not redeemable at the option of the holder and has no stated maturity. Cumulative unpaid dividends at September 30, 2001 were $4,428,188.

The Company has not paid the quarterly dividend on its Preferred Stock since December 31, 1998. If dividends on the Preferred Stock are in arrears for two quarterly dividend periods, holders of the Preferred Stock will have the right to elect two additional directors to serve on the Company's Board until such dividend arrearage is eliminated. Two of the Company's directors are designated as representing the Preferred Stock holders. In addition, certain changes that could materially affect the holders of Preferred Stock, such as a merger of the Company, cannot be made without the affirmative vote of the holders of two-thirds of the shares of Preferred Stock, voting as a separate class. There have been no directors elected by the Preferred Shareholders. The Preferred Stock ranks senior to the common stock with respect to the payment of dividends and amounts upon liquidation, dissolution or winding up. In the event of liquidation, dissolution or winding up of the Company, the amount required to satisfy the preferred shareholders is $15.2 million at September 30, 2001.

During the nine months ended September 30, 2000 the Company received 51,500 shares of its Preferred Stock as part of its settlement from Dynex. These shares have been cancelled. See Note 10.

Common Stock Investment Agreement

On May 20, 1998, the Company and Promethean Investment Group, L.L.C. ("Promethean") entered into a common stock investment agreement (the "Investment Agreement") whereby Promethean agreed to purchase, subject to certain conditions, from the Company up to $20 million (subject to increase up to $25 million at Promethean's option) of the Company's common stock. In consideration of Promethean's obligations under the Investment Agreement, the Company paid $527,915 in cash on August 19, 1998, which was treated as an investment in a common stock agreement. The agreement expired August 20, 2000 and the investment in common stock was charged to capital in excess of stated capital.

Earnings Per Share

Basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.

Earnings per share is calculated as follows:

                                                          December 31,              September 30,
                                                                            Nine Months
                                                              1999             2000              2001
                                                        ----------------- ---------------- -----------------
Net (loss) income available to common shares (basic)        $(25,479,411)     $14,354,279      $ (3,876,812)
                                                        ----------------- ---------------- -----------------
Net (loss) income available to common shares (diluted)      $(25,479,411)     $14,354,279      $ (3,876,812)
                                                        ================= ================ =================

Weighted average shares outstanding (basic)                    6,531,311        6,292,938         5,962,561
                                                        ----------------- ---------------- -----------------
Weighted average shares outstanding (dilutive)                 6,531,311        6,292,938         5,962,561
                                                        ================= ================ =================


As the Company posted a net loss for the years ended December 31, 1999 and September 30, 2001, the effects of stock options and contingently issuable shares for those years were anti-dilutive and not included in the computation of diluted loss per share. The Company's market price for shares of its stock remained below all option and warrant prices and therefore all options and warrants were anti-dilutive and not included in the computation of diluted earnings per share for the nine months ended September 30, 2000.

7. Employment Agreements

The Company and its chief executive officer ("CEO") entered into an employment agreement dated May 31, 1996 and effective from such date for five years. The agreement provides for compensation at a base salary of $240,000 per annum, which may be increased and may be decreased to an amount of not less than $240,000, at the discretion of the Board of Directors. The agreement entitles the CEO to receive the benefits of any cash incentive compensation as may be granted by the Board to employees, and to participate in any executive bonus or incentive plan established by the Board of Directors. The agreement also provides the CEO with certain additional benefits. The agreement automatically terminates upon (i) the death of the CEO, (ii) disability of the CEO for six continuous months together with the likelihood that the CEO will be unable to perform his duties for the following continuous nine months, as determined by the Board of Directors, (iii) termination of the CEO "for cause" (which termination requires the vote of a majority of the Board) or (iv) the occurrence of the five-year expiration date provided, however, the agreement may be extended for successive one-year intervals unless either party elects to terminate the agreement in a prior written notice. Neither party had submitted such notice upon expiration on May 31, 2001.

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

8. Leases

The Company leased property under capital leases as follows:


                                                                September 30,
                                                            2000              2001
                                                     --------------- ------------------
          Furniture                                      $  49,606          $  49,606
          Equipment                                        515,891            515,891
          Accumulated depreciation                        (565,497)          (565,497)
                                                     --------------- ------------------
          Net                                            $      -           $     -
                                                     =============== ==================

There were no future minimum lease payments under capital leases as of September 30, 2001. The Company currently has no operating leases, which extend beyond one year. The Company is negotiating with the vendor regarding its obligations under the capital lease whereby the company has stored the equipment offsite and has offered to return the equipment to the vendor in satisfaction of its obligation.

9. Commitments and Contingencies

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

In the Company's 1997-B and 1997-C securitization transactions, the Company sold a pool of finance contracts to a special purpose subsidiary, which then assigned the finance contracts to an indenture trustee. Under the trust indenture, the special purpose subsidiary issued three classes of fixed income investor notes, which were then sold to investors, generally at par, with fixed coupons. The subordinated notes represent a senior interest in the excess spread cash flows from the finance contracts. In connection with the 1997-B and 1997-C securitizations, $5.8 million in Class B Notes are exchangeable (at a rate of 117.5% of the principal amount of Class B Notes exchanged) for the Company's 17% Convertible Notes, solely upon the occurrence of a delinquency ratio trigger relating to the securitized pools. As of September 30, 2001, such trigger event has not been notified to the Company.

In August 2000, the trustee for the Company's securitizations in 1995 and 1996 made demand, on behalf of the certificate holders, on the Company that it repurchase approximately $4.5 million in defaulted loans for which the trustee claimed Interstate Insurance was refusing to pay claims. The trustee claimed such refusal constituted a breach of representation by the Company regarding the insurance coverage on the finance contracts. On June 27, 2001 the Company entered into a settlement agreement whereby the Company and the trustee released each other from all claims, demands, actions, and liabilities with respect to each and all trusts.

The Company has made a capital commitment of $500,000 to an investment fund that co-invests in private venture-stage companies with whom the principals of the fund have business or professional relationships. $75,000 of the commitment was paid in October 2000. There have been no further capital calls of the fund.

On October 17, 2001, the Company agreed to purchase for $25,000 Southcoast Investment Group, Inc., a brokerage firm incorporated in the State of Texas. It will be used to support investment opportunities of the Company.

10. Gain on litigation settlement

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

Specifically, the jury found that (a) the Company made no material, knowing or reckless misrepresentations to induce Dynex to enter in the June 9, 1998 agreements between the parties, (b) the Company did not breach its June 9, 1998 agreements with Dynex prior to Dynex's cessation of funding, and (c) Dynex maliciously or negligently made defamatory statements about the Company. Based on these findings, the jury awarded the Company $18.7 million in direct lost profits and approximately $50 million in consequential lost profits. After numerous motions by both parties, the court entered judgment reducing the amount of damages owed to the Company to $23.3 million. Thereafter, on June 9, 2000 the Company entered into a settlement agreement with Dynex, pursuant to which (a) Dynex and the Company released all claims against each other; (b) Dynex paid $20 million to the Company (of which $3.3 million was paid to the Company's Texas trial counsel pursuant to a contingency fee and expense arrangement), (c) Dynex surrendered to the Company 51,500 shares of the Company's preferred stock, (d) Dynex cancelled the Company's indebtedness to Dynex under a $3 million note, and
(e) the Company assigned to Dynex (i) a $1.4 million subordinated note from a securitization in which Dynex held the senior debt, and (ii) the common stock in two securitization subsidiaries in which Dynex held the senior debt. The Company recorded a gain on litigation settlement of $22,583,122 in the nine month period ended September 30, 2000.

In February 1997 the Company discovered certain breaches of representations and warranties by certain auto dealers with respect to finance contracts sold into a securitization. The Company honored its obligations to the securitization trust and repurchased finance contracts totaling $619,520 from that trust. The Company brought suit against a dealership and reached a settlement agreement whereby the Company received $750,000 from the dealership in February 1999 which was recorded in the year ended December 31, 1999.

11. Fair Value of Financial Instruments

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

Cash and Cash Equivalents

The carrying amount approximates fair value because of the short maturity of these assets.

Investments

The fair value of investments is determined based upon market value of the security. The carrying amount approximates fair value for all investments.

12. Supplemental Cash Flow Disclosures

The Company paid interest of $1,032,677 and $17 for the year ended December 31, 1999 and the nine months ended September 30, 2000 respectively. The Company paid no interest for the year ended September 30, 2001. No income taxes were paid during fiscal 1999, 2000 or 2001.

13. Quarterly Information (unaudited)

The following financial data summarizes quarterly results for the Company for the nine months ended September 30, 2000 and the year ended September 30, 2001.

Fiscal 2000                                      March 31        June 30         September 30
      Total revenues                           $    36,087      $22,675,598        $  135,420
      Net (loss) income                         (1,678,171)      15,714,635         1,525,503
      Net (loss) income available to
        common shareholders                     (2,100,046)      15,337,791         1,116,534
      (Loss) earnings per common share
        basic and diluted                            (0.32)            2.41               .19

Fiscal 2001                                    December 31         March 31          June 30         September 30
      Total revenues                              $122,381        $ 185,796        $    64,360        $ 133,991
      Net loss                                    (643,181)        (432,251)          (626,645)        (564,485)
      Net loss available to common
        shareholders                            (1,045,744)        (834,814)        (1,029,208)        (967,046)
      Loss per common share basic and
        diluted                                      (0.18)           (0.14)             (0.17)           (0.16)
