Form 10-Q
period 2001-12-31
AUTOBOND ACCEPTANCE CORP
filed 2002-02-14
CIK 1014747

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

Yes __x____    No _____

As of January 31, 2002 there were 5,962,561 shares of the registrant's Common Stock, no par value, and 1,073,500 shares of registrant's 15% Preferred Stock, no par value, outstanding

Table of Contents



PART I- FINANCIAL INFORMATION............................................................................1

   ITEM 1. FINANCIAL STATEMENTS..........................................................................1
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.........13

PART II-OTHER INFORMATION...............................................................................19

   ITEM 1. LEGAL PROCEEDINGS............................................................................19
   ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS....................................................19
   ITEM 3. DEFAULTS UPON SENIOR SECURITIES..............................................................19
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................19
   ITEM 5. OTHER INFORMATION............................................................................19
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.............................................................20

SIGNATURES..............................................................................................20

                          PART I- FINANCIAL INFORMATION

ITEM 1. Financial Statements


                     AGILITY CAPITAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                   September 30,      December 31,
                                                                                        2001              2001
                                                                                                       (Unaudited)
                                                                                  ----------------- ------------------
                                      ASSETS

Cash and cash equivalents                                                              $ 3,308,105        $ 1,764,088
Deposits with broker                                                                                          249,000
Investments                                                                                817,000            296,700
Notes receivable                                                                           600,000          2,019,791
Other assets                                                                               122,284            132,532
                                                                                  ----------------- ------------------
Total assets                                                                           $ 4,847,389        $ 4,462,111
                                                                                  ================= ==================
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Payables and accrued liabilities                                                    $ 506,523          $ 600,955
     Securities sold, not yet purchased (proceeds received - $249,000)                                        251,988
                                                                                  ----------------- ------------------
Total liabilities                                                                        $ 506,523          $ 852,943
Commitments and Contingencies
Shareholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; 1,073,500 shares of
     15% Series A cumulative preferred stock, $10 liquidation preference, issued and outstanding, at December 31, 2001 (Dividends in arrears of
     $4,830,751 at December 31, 2001)                                                   10,341,000         10,341,000
Common stock, no par value; 25,000,000 shares authorized;
     5,962,561 shares issued and outstanding                                                 1,000              1,000
     Capital in excess of stated capital                                                 7,563,566          7,563,566
     Due from shareholders                                                                 (10,592)           (10,592)
     Accumulated deficit                                                               (13,554,108)       (14,285,806)
                                                                                  ----------------- ------------------
Total shareholders' equity                                                               4,340,866          3,609,168
                                                                                  ----------------- ------------------
Total liabilities and shareholders' equity                                              $4,847,389        $ 4,462,111
                                                                                  ================= ==================



         The accompanying notes are an integral part of the consolidated financial statements

                     AGILITY CAPITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                    Three Months Ended
                                                                                        December 31,
                                                                                    2000           2001
Revenues:
    Interest income                                                             $  107,372       $ 42,124
    Net investment income                                                                          37,364
    Other income                                                                    15,009          4,050
                                                                             -------------- --------------
Total revenues                                                                     122,381         83,538
                                                                             -------------- --------------
Expenses:
    Salaries and benefits                                                          341,547        256,325
    General and administrative                                                     417,251        457,095
    Loss on settlement of litigation                                                               86,000
    Other operating expenses                                                         6,764         15,816
                                                                             -------------- --------------
Total expenses                                                                     765,562        815,236
                                                                             -------------- --------------
Loss before income taxes                                                          (643,181)      (731,698)
Benefit for income taxes
                                                                             -------------- --------------
Net loss                                                                          (643,181)      (731,698)
Income attributable to preferred shareholders                                      402,563        402,563
                                                                             -------------- --------------
Net loss available to common shareholders                                      $(1,045,744)   $(1,134,261)
                                                                             ============== ==============
Weighted average number of common shares:
    Basic and diluted                                                            5,962,561      5,962,561
Loss per common share - basic and diluted                                           $(0.18)        $(0.19)
                                                                             ============== ==============


         The accompanying notes are an integral part of the consolidated financial statements

                     AGILITY CAPITAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)






                                                   Capital in
                            Preferred  Common       Excess of        Due from      Accumulated    Total Shareholder
                               Stock    Stock    Stated Capital   Shareholders      Deficit           Equity
                        -------------- --------- --------------- --------------- --------------   -----------------
October 1, 2001           $10,341,000     $1,000      $7,563,566       $(10,592)  $(13,554,108)           $4,340,866
Net Loss                                                                              (731,698)             (731,698)
                        -------------   --------    ------------     ----------- --------------         -------------
December 31, 2001         $10,341,000     $1,000      $7,563,566       $(10,592)  $(14,285,806)           $3,609,168
                        =============   ========    ============     =========== ==============         =============

                     AGILITY CAPITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                      Three months Ended December 31,
                                                                                         2000                   2001

OPERATING ACTIVITIES:
Net Loss                                                                             $ (643,181)            $ (731,698)
Changes in operating assets and liabilities
    Deposits with broker                                                                                      (249,000)
    Other assets                                                                        (12,200)               (27,039)
    Payables and accrued liabilities                                                    (74,485)                94,432
    Securities sold, not yet purchased                                                                         251,988
                                                                              -------------------      ----------------
CASH USED BY OPERATIONS                                                                (729,866)              (661,317)
                                                                              -------------------      ----------------
INVESTING ACTIVITIES:
    Note receivable funded                                                             (500,000)              (856,000)
    Acquisition of business                                                                                    (25,000)
    Purchase of investments                                                             (75,000)                (1,700)
                                                                              -------------------     -----------------
CASH USED BY INVESTING                                                                 (575,000)              (882,700)
                                                                              -------------------     -----------------
DECREASE IN CASH                                                                     (1,304,866)            (1,544,017)
BEGINNING CASH BALANCE                                                                7,050,088              3,308,105
                                                                              -------------------     -----------------
ENDING CASH BALANCE                                                                 $ 5,745,222            $ 1,764,088
                                                                              ===================     =================
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITY -
   Conversion of investment and accrued interest
     into note receivable                                                                                   $  563,791



         The accompanying notes are an integral part of the consolidated financial statements

                     AGILITY CAPITAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)


1.       Basis of Presentation

         The consolidated financial statements of Agility Capital, Inc. (the "Company") included herein are unaudited and have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, changes in shareholders' equity and cash flows for the interim periods. Results for interim periods are not necessarily indicative of the results for a full year. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001 (SEC File Number 000-21673). Certain data from the prior periods have been reclassified to conform to the 2001 presentation.

2.       Liquidity and capital resources

         As of December 31, 2001, the Company had just over $1.76 million in cash and no long-term indebtedness. Management believes the Company has sufficient liquidity to meet its obligations (primarily employee/consultant fees and expenses, rent and professional expenses) and to make selected investments through 2002. Management hopes to generate additional liquidity and revenues through the establishment of the Agility Capital Fund in the following ways: (i) the sale to the Fund (at cost) of certain investments made by the Company on behalf of the Fund, (ii) a management fee of up to 2.5% per annum of committed funds, (iii) the pro rata share of realized investment gains on the Company's investment in the Fund (expected to be 1% of the size of the Fund, or a maximum of $1,000,000), and (iv) additional fees of up to 20% of the realized gains on Fund investments (less amounts utilized for compensation arrangements for the officers of the Fund Manager). There can be no assurance that the Fund will be established or managed in a manner in which those revenue goals are met.

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

         In addition, the Company searches for publicly traded companies that appear to be overvalued and attempts to take advantage by establishing a short position in the security. The Company deposits funds with the broker approximating the value of the Company's position in the security.

         Notes receivable.

         The carrying value of notes receivable approximates the fair value, which is based on cash flows discounted at current interest rates for similar loans.

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

         Recent Accounting Pronouncements

         The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138, and as interpreted by the FASB and the Derivatives Implementation Group through "Statement 133 Implementation Issues", as of October 1, 2000. At the time of adoption, the Company was not engaged in any derivative instruments or any embedded derivative instruments that required bifurcation. The Company has not engaged in hedging activities.

         The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations" and Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 and establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June 15, 2002. SFAS 144 clarifies the accounting for disposals of long-lived assets and is effective for fiscal years beginning after December 31, 2001. The Company does not believe that the adoption of SFAS 141, SFAS 142, SFAS 143 and SFAS 144 will have a significant impact on its financial statements.


4.       Investments.

         The following table provides a listing of investments at September 30, 2001 and December 31, 2001:


                                                                September 30,      December 31,
                                                                    2001               2001
                                                               --------------     -------------
         Yehti                                                      $100,000          $100,000
         Access Ventures                                              75,000            75,000
         Tanisys Technology                                          120,000           120,000
         Modelwire                                                   522,000                 -
         Other                                                                           1,700
                                                               --------------     -------------
             Total                                                  $817,000          $296,700
                                                               ============== =================


         During the quarter ended December 31, 2001, the Company exchanged its investment of $522,000 in Modelwire into a series of notes bearing interest at 8% and 9%. See Notes Receivable

5.       Note receivable

 The following table provides a listing of notes receivable at September 30, 2001 and December 31, 2001:


                                                                  September 30,      December 31,
                                                                      2001               2001
                                                                ------------------ -----------------
         Modelwire 8% convertible note                                   $500,000        $        -
         Modelwire 9% note                                                                1,041,791
         Modelwire 8% senior convertible note                                               828,000
         Yehti 8.5% convertible note                                      100,000           100,000
         Yehti 10% convertible note                                                          50,000
                                                                ------------------ -----------------
             Total                                                       $600,000        $2,019,791
                                                                ================== =================

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

         In October 2001, substantially all of the Company's investment in Modelwire and the 8% Note (including accrued interest) was converted at par into a secured promissory note bearing interest at 9%(the "9% Note") from Modelwire in the principal amount of approximately $1,042,000. Subject to the Senior Note (as defined below), the 9% Note is secured by all of the tangible and intangible assets of Modelwire.

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

         In December 2001, the Company purchased at par a senior secured convertible promissory note bearing interest at 8% (the "Senior Note") from Modelwire in the principal amount of $828,000. The Company may purchase an additional Senior Note in the principal amount of approximately $98,000, which purchase, if consummated, is expected to occur by the end of January 2002. The Senior Note is convertible at the option of the Company into shares of Series C Convertible Preferred Stock, par value $0.01, of Modelwire (the "Series C Stock"). The number of shares of Series C Stock to be issued to the Company upon conversion is computed by dividing (i) the outstanding principal amount of the Senior Note together with accrued interest on such principal amount as of the date of conversion by (ii) $0.05. The Senior Note is secured by a first priority lien on all of the tangible and intangible assets of Modelwire.

         The Senior Note is due and payable upon the earliest to occur of the following:

               (a)  September 15, 2002; or

               (b) upon the occurrence of certain events of default by Modelwire, such as the failure of Modelwire to make payment of any amount due under the Senior Note or the default by Modelwire under certain agreements.

         In connection with the purchase of the 9% Note, the Company received 2,604,479 warrants to acquire common stock of Modelwire at $0.40 per share subject to adjustments from time to time for: subdivisions, combinations, and other issuances; reclassification, reorganization and consolidation; sale of shares below exercise price.


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

         In December 2001, the Company purchased at par a $50,000 convertible note bearing interest at 10% from Yehti Corporation. The note is to be converted into Series B Preferred Stock at the time of a Qualifying Financing. A Qualifying Financing is defined as a financing resulting in proceeds before expenses of at least $1,500,000 to Yehti Corporation. Upon the consummation of the Qualified Financing, the unpaid principal on this Note shall be converted into shares of Series B Preferred Stock, and the Lender shall receive that number of shares of Series B Preferred Stock that is equal to the outstanding principal balance due to the Lender divided by the lesser of (i) $0.50 per share or (ii) the lowest per share purchase price of the Series B Preferred

Stock issued in the Qualified Financing, rounded to the nearest whole share with
0.5 rounded upward to avoid fractional share interests.

     6. Other assets

         The Company engaged an investment firm to raise the venture capital fund and paid $125,000, of which $75,000 is reported as deferred offering costs representing the fee that will be refunded if the securities do not get placed.

         The Company accrued interest on its notes receivable of $29,501 and on its interest bearing cash accounts of $3,031 which has been earned but not paid as of December 31, 2001.

         The Company acquired all of the outstanding common stock of Southcoast Investment Group, Inc. ("Southcoast") for $25,000. With the exception of a broker dealer license, Southcoast had no assets or liabilities. The Company recorded the license as an intangible asset valued at the purchase price.

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

         As the Company posted a net loss for the three months ended December 31, 2000 and 2001, the effects of stock options and contingently issuable shares for those years were anti-dilutive and not included in the computation of diluted loss per share.


     8. Income taxes

         Management has reduced the deferred tax asset by a valuation allowance due to uncertainty of realizing certain tax loss carry-forwards and other deferred tax assets. The increase in net deferred tax assets during the three month period ended December 31, 2001 was offset by a corresponding increase in the valuation allowance. Accordingly no tax benefit was recognized for the net loss.

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

         In February 1998, the Company completed the underwritten public offering of 1,125,000 shares of its 15% Series A Cumulative Preferred Stock (the "Preferred Stock"), with a liquidation preference of $10 per share. The price to the public was $10 per share, with net proceeds to the Company of approximately $9,631,000. Dividends on the Preferred Stock are cumulative and payable quarterly on the last day of March, June, September and December of each year, commencing on June 30, 1998, at the rate of 15% per annum. After three years from the date of issuance, the Company may, at its option, redeem one-sixth of the Preferred Stock each year, in cash at the liquidation price per share (plus accrued and unpaid dividends), or, if in common stock, that number of shares equal to $10 per share of Preferred Stock to be redeemed, divided by 85% of the average closing sale price per share for the common stock for the 5 trading days prior to the redemption date. The Preferred Stock is not redeemable at the option of the holder and has no stated maturity. Cumulative unpaid dividends at December 31, 2001 were $4,830,751.

         The Company has not paid the quarterly dividend on its Preferred Stock since December 31, 1998. If dividends on the Preferred Stock are in arrears for two quarterly dividend periods, holders of the Preferred Stock will have the right to elect two additional directors to serve on the Company's Board until such dividend arrearage is eliminated. Two of the Company's directors are designated as representing the Preferred Stock holders. In addition, certain changes that could materially affect the holders of Preferred Stock, such as a merger of the Company, cannot be made without the affirmative vote of the holders of two-thirds of the shares of Preferred Stock, voting as a separate class. There have been no directors elected by the Preferred Shareholders. The Preferred Stock ranks senior to the common stock with respect to the payment of dividends and amounts upon liquidation, dissolution or winding up. In the event of liquidation, dissolution or winding up of the Company, the amount required to satisfy the preferred shareholders is $15.6 million at December 31, 2001.

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

         In January 2002, Dresner Investment Services, Inc. brought suit against the Company. This is a suit recently filed in the United States District Court for the Northern District of Illinois Eastern District against the Company for breach of contract. The complaint asserts that the Company entered into an agreement whereby Dresner would consult with and advise the Company in raising unsecured debt and approach investors and/or creditors on behalf of the Company, and assist the Company in the course of negotiations concerning financings with prospective investors and/or creditors. The complaint further asserts that the parties agreed that Dresner would be paid a fee of 6% of the committed debt in the event of a financing. Dresner alleges that the Company obtained a commitment of $20 million from an introduction provided by Dresner, and that the Company now owes Dresner a fee of $1.2 million and late fees of approximately $750,000. The Company denies all allegations in the complaint. The Company intends to vigorously defend this case.

         The Company has made a capital commitment of $500,000 to an investment fund that co-invests in private venture-stage companies with whom the principals of the fund have business or professional relationships. $75,000 of the commitment was paid in October 2000. The investment fund expects to send out a thirty-day notice for a capital call within the next 30 - 60 days for 5% ($25,000) of the Company's capital commitment.

         The Company is the plaintiff or the defendant in several legal proceedings that its management considers to be the normal kinds of actions to which an enterprise of its size and nature might be subject, and are not material to the Company's overall business or financial condition, results of operations or cash flows. During the quarter ended December 31, 2001, the Company settled two lawsuits resulting in payments totaling $86,000.

ITEM 2. Management's Discussion And Analysis Of Financial Condition And Results of Operation


The following analysis of the financial condition and results of operations of the Company should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto and the other financial data included herein. Certain of the financial information set forth below has been rounded in order to simplify its presentation. However, the ratios and percentages set forth below are calculated using the detailed financial information contained in the Financial Statements and the Notes thereto, and the financial data included elsewhere in this Form 10-Q. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended September 30, 2001 (SEC File Number 000-21673).

         In December 2001, the Company acquired all of the outstanding common stock of Southcoast Investment Group, Inc. ("Southcoast"). With the exception of a broker dealer license, Southcoast had no assets or liabilities. The Company recorded the license as an intangible asset valued at the purchase price.


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

REVENUES

         The Company's current source of revenues consists of interest and dividends on its cash and investments.

RESULTS OF OPERATIONS

         Period-to-period comparisons of operating results may not be meaningful, and results of operations from prior and current periods may not be indicative of future results. The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the Notes thereto.

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000

Net Loss

         In the three months ended December 31, 2001, net loss increased $88,517 to a net loss of $731,698 from a net loss of $643,181 for the three months ended December 31, 2000. The increase in net loss resulted primarily from the settlement of two lawsuits pertaining to the Company's prior business in which the Company paid $86,000.

Total Revenues

         Total revenues decreased $38,843 to $83,538 for the three months ended December 31, 2001 from $122,381 for the three months ended December 31, 2000. The decrease was due to the declining cash balance of the Company.

         Interest Income. Interest income decreased $65,248 to $42,124 from $107,372. Interest during the three months ended December 31, 2001 was generated from the Company's notes receivable and its money market fund. Interest during the three months ended December 31, 2000 was generated from cash and cash equivalents.

         Net Investment Income. During the three months ended December 31, 2001, net investment income resulted from securities sold short. The Company did not have investment income during the three months ended December 31, 2000

         Other Income. For the three months ended December 31, 2001 and 2000 other income was $4,050 and $15,009, respectively, and consisted primarily of insurance settlement proceeds on auto finance contracts and dividends.

Total Expenses

         Total expenses of the Company increased $49,674 to $815,236 for the three months ended December 31, 2001 from $765,562 for the three months ended December 31, 2000. The Company settled two lawsuits related to its previous business for $86,000. The Company incurred higher than normal travel expenses related to protecting its investment in one of its portfolio companies.

         Salaries and Benefits. Salaries and benefits decreased $85,222 to $256,325 for the three months ended December 31, 2001 from $341,547. The Company did not pay bonuses in the three months ended December 31, 2001 compared to $127,200 paid during the three months ended December 31, 2000.


         General and Administrative Expenses. General and administrative expenses increased $39,844 to $457,095 for the three months ended December 31, 2001 from $417,251 for the three months ended December 31, 2000. During the three months ended December 31, 2001 and 2000, the Company's general and administrative expenses were primarily professional expenses including accounting fees, corporate counsel fees, Progressive litigation fees, and fees and expenses related to the pursuit of the Company's new business plan. Travel along with meals and entertainment during the three months ended December 31, 2001 increased $109,619 because the Company made presentations of its business plan to potential investors, and made several site visits to its portfolio companies.

         Other Operating Expenses. Other operating expenses increased $9,052 to $15,816 for the three months ended December 31, 2001 from $6,764 for the three months ended December 31, 2000. Insurance premiums for the Company increased while communication expenses decreased.

FINANCIAL CONDITION

         Cash and cash equivalents. Cash and cash equivalents decreased $1,544,017 at December 31, 2001 from $3,308,105 at September 30, 2001. The decrease in cash and cash equivalents was mainly the result of an operating loss of $731,698, the funding of notes receivable of $856,000, and the purchase of a company for $25,000.


     Investments. The following table provides a listing of investments at September 30, 2001 and December 31, 2001:


                                       September 30,      December 31,
                                           2001              2001
                                       -------------   -------------
         Yehti                             $100,000          $100,000
         Access Ventures                     75,000            75,000
         Tanisys Technology                 120,000           120,000
         Modelwire                          522,000                 -
         Other                                                  1,700
                                       -------------     -------------
             Total                         $817,000          $296,700
                                       =============     =============

     Notes Receivable. The following table provides a listing of notes receivable at September 30, 2001 and December 31, 2001:


                                                      September 30,      December 31,
                                                          2001               2001
                                                   -----------------  ----------------
         Modelwire 8% convertible note                   $ 500,000      $          -
         Modelwire 9% note                                                 1,041,791
         Modelwire 8% senior convertible note                                828,000
         Yehti 8.5% convertible note                       100,000           100,000
         Yehti 10% convertible note                                           50,000

                                                  -----------------  ----------------
             Total                                       $ 600,000        $2,019,791
                                                  =================  ================


         Other Assets. The Company engaged an investment firm to raise the venture capital fund and paid $125,000, of which $75,000 is reported as deferred offering costs representing the fee that will be refunded if the securities do not get placed.

         The Company accrued interest on its notes receivable of $29,501 and on its interest bearing cash accounts of $3,031, which has been earned but not paid as of December 31, 2001.

         The Company acquired all of the outstanding common stock of Southcoast Investment Group, Inc. ("Southcoast") for $25,000. With the exception of a broker dealer license, Southcoast had no assets or liabilities. The Company recorded the license as an intangible asset valued at the purchase price.

         Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities increased $346,420 to $852,943 at December 31, 2001 from $506,523 at September 30, 2001. Accounts payable and accrued liabilities consists primarily of lease obligations, liability for mediated settlement, and professional fees. Securities sold short amounted to $251,988 at December 31, 2001 as compared to none at September 30, 2001. Management monitors these positions and covers short positions when deemed appropriate. As of February 11, 2002 the stock price continued to decline.

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 2001, the Company had just over $1.76 million in cash and no long-term indebtedness. Management believes the Company has sufficient liquidity to meet its obligations (primarily employee/consultant fees and expenses, rent and professional expenses) and to make selected investments through 2002. Management hopes to generate additional liquidity and revenues through the establishment of the Agility Capital Fund in the following ways: (i) the sale to the Fund (at cost) of certain investments made by the Company on behalf of the Fund, (ii) a management fee of up to 2.5% per annum of committed funds, (iii) the pro rata share of realized investment gains on the Company's investment in the Fund (expected to be 1% of the size of the Fund, or a maximum of $1,000,000), and (iv) additional fees of up to 20% of the realized gains on Fund investments (less amounts utilized for compensation arrangements for the officers of the Fund Manager). There can be no assurance that the Fund will be established or managed in a manner in which those revenue goals are met.

         The inability of the Company to raise the Fund has left the Company with the need to pursue other sources of revenue outside of interest income earned on existing cash balances. If these sources of revenue are not sufficient to cover the Company's operations and investment activities doubt may be raised about the Company's ability to continue as a going concern.

         Cash Flows. Significant cash flows related to the Company's operating activities include the use of cash to pay salaries, professional and consultant fees. Net cash used by operating activities totaled $731,698 during the three months ended December 31, 2001.

         Significant cash flows used by investing activities consisted of the acquisition of a business for $25,000 and the funding of notes receivable for $856,000.

         There were no cash flows from financing activities during the three months ended December 31, 2001.

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

         As dividends on the Preferred Stock are in arrears for at least two quarterly dividend periods, holders of the Preferred Stock have exercised their right to call a special meeting of the Preferred Stock holders for the purpose of electing two additional directors to serve on the Company's Board of Directors until such dividend arrearage is eliminated. Such meeting was held on October 1, 1999; however, because a quorum of preferred shareholders did not attend or provide proxies for the meeting, no additional directors were elected. Two of the Company's directors have been designated by the board as representing the Preferred Stock holders. In addition, certain changes that could materially affect the holders of Preferred Stock, such as a merger of the Company, cannot be made without the affirmative vote of the holders of two-thirds of the shares of Preferred Stock, voting as a separate class. The Preferred Stock ranks senior to the Common Stock with respect to the payment of dividends and amounts upon liquidation, dissolution or winding up. Dividends have not been paid on the Preferred Stock since 1998 and the Company at December 31, 2001 is $4,830,751 in arrears in dividend payments.

IMPACT OF INFLATION AND CHANGING PRICES

         The Company does not believe that inflation directly has a material adverse effect on its financial condition or results of operations. Inflation can adversely affect the Company's operating expenses, such as occupancy and employee expenses.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

         The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137 and 138, and as interpreted by the FASB and the Derivatives Implementation Group through "Statement 133 Implementation Issues", as of October 1, 2000. At the time of adoption, the Company was not engaged in any derivative instruments or any embedded derivative instruments that required bifurcation. The Company has not engaged in hedging activities.

         The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", Statement of Financial Accounting Standards No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations" and Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. SFAS No. 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 and establishes a new method of testing goodwill for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June 15, 2002. SFAS 144 clarifies the accounting for disposals of long-lived assets and is effective for fiscal years beginning after December 31, 2001. The Company does not believe that the adoption of SFAS 141, SFAS 142, SFAS 143 and SFAS 144 will have a significant impact on its financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Market risk generally represents the risk of loss that may result from the potential change in the value of a financial instrument as a result of fluctuations in interest and currency exchange rates and in equity and commodity prices. Market risk is inherent to both derivative and non-derivative financial instruments. The Company's market risk management procedures include all market risk sensitive financial instruments. The Company has no exposure to currency exchange rates nor commodity risk exposure.


         To the extent the Company maintains a short position in certain securities, it is exposed to a further off-balance-sheet market risk, since the Company's ultimate obligation may exceed the amount recognized in the financial statements.

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

                            PART II-OTHER INFORMATION

ITEM 1. Legal Proceedings


         In the course of its previous business as a specialty finance company, the Company from time to time has been made a party to litigation involving consumer-law claims. These claims typically allege improprieties on the part of the originating dealer and name the Company and/or its assignees as subsequent holders of the finance contracts. To date, none of these actions have been certified as eligible for class-action status. The Company settled for $86,000 two of these lawsuits.

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

         In January 2002, Dresner Investment Services, Inc. brought suit against the Company. This is a suit recently filed in the United States District Court for the Northern District of Illinois Eastern District against the Company for breach of contract. The complaint asserts that the Company entered into an agreement whereby Dresner would consult with and advise the Company in raising unsecured debt and approach investors and/or creditors on behalf of the Company, and assist the Company in the course of negotiations concerning financings with prospective investors and/or creditors. The complaint further asserts that the parties agreed that Dresner would be paid a fee of 6% of the committed debt in the event of a financing. Dresner alleges that the Company obtained a commitment of $20 million from an introduction provided by Dresner, and that the Company now owes Dresner a fee of $1.2 million and late fees of approximately $750,000. The Company denies all allegations in the complaint. The Company denies all allegations in the complaint. The Company intends to vigorously defend this case.

ITEM 2. Changes in Securities and Use of Proceeds

         None

ITEM 3. Defaults Upon Senior Securities

         None

ITEM 4. Submission of Matters to a Vote of Security Holders

         None

ITEM 5. Other Information

         None

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits


EXHIBIT NO.   DESCRIPTION OF EXHIBIT
------------  -------------------------------------------------------------------
3.1 (1).....  Restated Articles of Incorporation of the Company
3.2 (1).....  Amended and restated Bylaws of the Company
4.1 (1).....  Specimen Common Stock Certificate
10.1 (1)....  Employment Agreement effective as of May 1, 1996 between William O.
              Winsauer and the Company
10.2 (2)....  2001 Stock Option Plan

(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No.333-05359).

(2) Incorporated by reference to the Company's annual report on form 10-K for the period ended September 30, 2001

(b)  Reports on Form 8 K

         None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on February 14, 2002.



                                   AGILITY CAPITAL, INC.


                                   By: /s/ WILLIAM O. WINSAUER
                                       ------------------------------------
                                           William O. Winsauer,
                                           Chairman of the Board
                                           and Chief Executive Officer

                                   By: /s/ A. Dale Henry
                                       ------------------------------------
                                            A. Dale Henry,
                                            Chief Financial Officer
                                            and Principal Accounting Officer