Form 10-Q
period 2002-03-31
AUTOBOND ACCEPTANCE CORP
filed 2002-05-20
CIK 1014747

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


(Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes X    No
   ---     ---
As of March 31, 2002 there were 5,962,561 shares of the registrant's Common Stock, no par value, and 1,073,500 shares of registrant's 15% Preferred Stock, no par value, outstanding

Table of Contents


PART I- FINANCIAL INFORMATION............................................................................1

   ITEM 1. FINANCIAL STATEMENTS..........................................................................1
   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.........13

PART II-OTHER INFORMATION...............................................................................21

   ITEM 1. LEGAL PROCEEDINGS............................................................................21
   ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS....................................................22
   ITEM 3. DEFAULTS UPON SENIOR SECURITIES..............................................................22
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................22
   ITEM 5. OTHER INFORMATION............................................................................22
   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.............................................................22

SIGNATURES..............................................................................................23

                          PART I- FINANCIAL INFORMATION

ITEM 1. Financial Statements


                     AGILITY CAPITAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                   September 30,        March 31,
                                                                                        2001              2002
                                                                                                       (Unaudited)
                                                                                  ----------------- ------------------
                                     ASSETS
Cash and cash equivalents                                                              $ 3,308,105          $ 833,309
Deposits with broker                                                                                          285,852
Investments                                                                                817,000            295,000
Notes receivable                                                                           600,000          2,269,791
Other assets                                                                               122,284            177,629
                                                                                  ----------------- ------------------
Total assets                                                                           $ 4,847,389        $ 3,861,581
                                                                                  ================= ==================


                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Payables and accrued liabilities                                                    $ 506,523          $ 491,747
     Securities sold, not yet purchased (proceeds received - $285,852)                                        324,696
                                                                                  ----------------- ------------------
Total liabilities                                                                        $ 506,523          $ 816,443
Commitments and Contingencies
Shareholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; 1,073,500 shares of
     15% Series A cumulative preferred stock, $10 liquidation preference, issued and outstanding, at March 31, 2002 (Dividends in arrears of
     $5,233,314 at March 31, 2002)                                                      10,341,000         10,341,000
Common stock, no par value; 25,000,000 shares authorized; 5,962,561 shares
     issued and outstanding                                                                  1,000              1,000
     Capital in excess of stated capital                                                 7,563,566          7,563,566
     Due from shareholders                                                                 (10,592)           (10,592)
     Accumulated deficit                                                               (13,554,108)       (14,849,836)
                                                                                  ----------------- ------------------
Total shareholders' equity                                                               4,340,866          3,045,138
                                                                                  ----------------- ------------------
Total liabilities and shareholders' equity                                              $4,847,389        $ 3,861,581
                                                                                  ================= ==================



                   The accompanying notes are an integral part
                    of the consolidated financial statements

                     AGILITY CAPITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                            Three Months Ended                 Six Months Ended
                                                                 March 31,                        March 31,
                                                            2001           2002             2001              2002
Revenues:
    Interest income                                          $ 80,979       $ 49,017           $188,351         $ 91,141
    Net investment loss                                                      (86,795)                            (49,431)
    Other income                                              104,817                           119,826            4,050
                                                       --------------- -------------- ------------------ ----------------
Total revenues                                                185,796        (37,778)           308,177           45,760
                                                       --------------- -------------- ------------------ ----------------

Expenses:
    Salaries and benefits                                     214,899        227,455            556,446          483,780
    General and administrative                                391,350        294,121            808,601          751,216
    Loss on settlement of litigation                                                                              86,000
    Other operating expenses                                   11,798          4,676             18,562           20,492
                                                       --------------- -------------- ------------------ ----------------
Total expenses                                                618,047        526,252          1,383,609        1,341,488
                                                       --------------- -------------- ------------------ ----------------
Loss before income taxes                                     (432,251)      (564,030)        (1,075,432)      (1,295,728)
Benefit for income taxes
                                                       --------------- -------------- ------------------ ----------------
Net loss                                                     (432,251)      (564,030)        (1,075,432)      (1,295,728)

Income attributable to preferred shareholders                 402,563        402,563            805,126          805,126
                                                       --------------- -------------- ------------------ ----------------
Net loss available to common shareholders                   $(834,814)     $(966,593)       $(1,880,558)     $(2,100,854)
                                                       =============== ============== ================== ================

Weighted average number of common shares:
    Basic and diluted                                       5,962,561      5,962,561          5,962,561        5,962,561

Loss per common share - basic and diluted                      $(0.14)        $(0.16)            $(0.32)          $(0.35)
                                                       =============== ============== ================== ================





                   The accompanying notes are an integral part
                    of the consolidated financial statements

                     AGILITY CAPITAL, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)


                                                    Capital in
                          Preferred      Common      Excess of        Due from      Accumulated    Total Shareholder
                            Stock        Stock     Stated Capital   Shareholders      Deficit           Equity
                        -------------- ---------- --------------- --------------- -------------- --------------------
October 1, 2001           $10,341,000     $1,000      $7,563,566       $(10,592)  $(13,554,108)           $4,340,866
Net Loss                                                                            (1,295,728)          (1,295,728)
                        -------------- ---------- --------------- --------------- -------------- --------------------
December 31, 2001         $10,341,000     $1,000      $7,563,566       $(10,592)  $(14,849,836)           $3,045,138
                        ============== ========== =============== =============== ============== ====================

                     AGILITY CAPITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     Six months Ended March 31,
                                                                                     2001                 2002
OPERATING ACTIVITIES:
Net Loss                                                                           $ (1,075,432)          $ (1,295,728)
Changes in operating assets and liabilities
    Deposits with broker                                                                                      (285,852)
    Other assets                                                                        (23,020)               (72,136)
    Payables and accrued liabilities                                                   (203,826)               (14,776)
    Securities sold, not yet purchased                                                                         324,696
                                                                              ------------------- ----------------------
CASH  USED BY OPERATIONS                                                             (1,302,278)            (1,343,796)
                                                                              ------------------- ----------------------

INVESTING ACTIVITIES:
    Note receivable funded                                                             (500,000)            (1,106,000)
    Acquisition of business                                                                                    (25,000)
    Purchase of investments                                                            (275,000)
                                                                              ------------------- ----------------------
CASH  USED BY INVESTING                                                                (775,000)            (1,131,000)
                                                                              ------------------- ----------------------

DECREASE IN CASH                                                                     (2,077,278)            (2,474,796)
BEGINNING CASH BALANCE                                                                7,050,088              3,308,105
                                                                              ------------------- ----------------------
ENDING CASH BALANCE                                                                 $ 4,972,810              $ 833,309
                                                                              =================== ======================



SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITY -
    Conversion of investment and accrued interest into note receivable                                        $ 563,791


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

2.       Liquidity and capital resources

         As of March 31, 2002 the Company had $833,309 in cash and no long-term indebtedness. Management believes the Company has sufficient liquidity to meet its obligations (primarily employee/consultant fees and expenses, rent, litigation and professional expenses) through September 30, 2002. Management hopes to generate additional liquidity and revenues through the monetization of existing positions in companies such as Modelwire, as well as the establishment of the Agility Capital Fund in the following ways: (i) the sale to the Fund (at cost) of certain investments made by the Company on behalf of the Fund, (ii) a management fee of up to 2.5% per annum of committed funds, (iii) the pro rata share of realized investment gains on the Company's investment in the Fund (expected to be 1% of the size of the Fund, or a maximum of $1,000,000), and
(iv) additional fees of up to 20% of the realized gains on Fund investments (less amounts utilized for compensation arrangements for the officers of the Fund Manager). There can be no assurance that the Fund will be established or managed in a manner in which those revenue goals are met.

         The Company has focused its current efforts on its investment in Modelwire, a provider of software and services for the model and talent industry. Executives of the Company have taken board and management positions with Modelwire and are currently involved in the day-to-day operations of Modelwire. In addition to management activities, the Company continues to advance funds ($250,000 during the quarter ended March 31, 2002) to Modelwire in anticipation of Modelwire reaching a positive cash flow position. In April and May 2002 Modelwire signed contracts with several large modeling agencies for their booking and imaging software. Invoicing for services performed on these contracts began in May 2002. Collections are expected to occur in mid-June 2002. The Company expects that these collections will allow Modelwire to generate sufficient cash flow to begin repaying the $250,000 interim notes (see note 5) beginning in June 2002. If Modelwire is unable to generate sufficient cash flow, the Company's limited cash resources combined with the inability of Modelwire to raise additional third party capital may result in the liquidation of Modelwire resulting in the Company's notes receivable becoming impaired.

         The Company is relying on the repayment of the $250,000 interim notes to fund its operations through September 30, 2002. If Modelwire is unable to repay these advances, and management is unable to generate other sources of funding, the Company expects that it will need to take significant cost cutting actions to fund its operations through September 30, 2002.

     The inability of the Company to raise the Fund has left the Company with the need to pursue other sources of revenue outside of interest income earned on existing cash balances. To that end the Company is pursuing research projects which include performing due diligence, conducting technology assessment and development, operations management, board representation, and managing liquidity events for a portfolio of private companies on a fee for services basis. If these sources of revenue are not sufficient to cover the Company's operations and investment activities doubt may be raised about the Company's ability to continue as a going concern.

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

4.       Investments.

         The following table provides a listing of investments at September 30, 2001 and March 31, 2002:


                                                                  September 30,       March 31,
                                                                      2001               2002
                                                                ------------------ -----------------
         Yehti                                                           $100,000          $100,000
         Access Ventures                                                   75,000            75,000
         Tanisys Technology                                               120,000           120,000
         Modelwire                                                        522,000                 -
                                                                ------------------ -----------------
             Total                                                       $817,000          $295,000
                                                                ================== =================


         During the quarter ended December 31, 2001, the Company exchanged its investment of $522,000 in Modelwire into a series of notes bearing interest at 8% and 9%. See Notes Receivable

5.       Note receivable

The following table provides a listing of notes receivable at September 30, 2001 and March 31, 2002:

                                                                  September 30,       March 31,
                                                                      2001               2002
                                                                ------------------ -----------------
         Modelwire 8% convertible note                                  $ 500,000      $          -
         Modelwire 9% note                                                                1,041,791
         Modelwire 8% senior convertible note                                               828,000
         Modelwire 8% interim note                                                          250,000
         Yehti 8.5% convertible note                                      100,000           100,000
         Yehti 10% convertible note                                                          50,000
                                                                ------------------ -----------------
             Total                                                      $ 600,000        $2,269,791
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

         The Company made additional advances of $250,000 during the three months ended March 31, 2002 under terms expected to be similar to the 8% senior secured convertible note.

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

         The Company accrued interest on its notes receivable of $73,977 and on its interest bearing cash accounts of $3,652 which has been earned but not paid as of March 31, 2002.

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

         As the Company posted a net loss for the six months ended March 31, 2001 and 2002, the effects of stock options and contingently issuable shares for those years were anti-dilutive and not included in the computation of diluted loss per share.

8.       Income taxes

         Management has reduced the deferred tax asset by a valuation allowance due to uncertainty of realizing certain tax loss carry-forwards and other deferred tax assets. The increase in net deferred tax assets during the three month period ended March 31, 2002 was offset by a corresponding increase in the valuation allowance. Accordingly no tax benefit was recognized for the net loss.

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

         In February 1998, the Company completed the underwritten public offering of 1,125,000 shares of its 15% Series A Cumulative Preferred Stock (the "Preferred Stock"), with a liquidation preference of $10 per share. The price to the public was $10 per share, with net proceeds to the Company of approximately $9,631,000. Dividends on the Preferred Stock are cumulative and payable quarterly on the last day of March, June, September and December of each year, commencing on June 30, 1998, at the rate of 15% per annum. After three years from the date of issuance, the Company may, at its option, redeem one-sixth of the Preferred Stock each year, in cash at the liquidation price per share (plus accrued and unpaid dividends), or, if in common stock, that number of shares equal to $10 per share of Preferred Stock to be redeemed, divided by 85% of the average closing sale price per share for the common stock for the 5 trading days prior to the redemption date. The Preferred Stock is not redeemable at the option of the holder and has no stated maturity. Cumulative unpaid dividends at March 31, 2002 were $5,233,314.

         The Company has not paid the quarterly dividend on its Preferred Stock since December 31, 1998. If dividends on the Preferred Stock are in arrears for two quarterly dividend periods, holders of the Preferred Stock will have the right to elect two additional directors to serve on the Company's Board until such dividend arrearage is eliminated. Two of the Company's directors are designated as representing the Preferred Stock holders. In addition, certain changes that could materially affect the holders of Preferred Stock, such as a merger of the Company, cannot be made without the affirmative vote of the holders of two-thirds of the shares of Preferred Stock, voting as a separate class. There have been no directors elected by the Preferred Shareholders. The Preferred Stock ranks senior to the common stock with respect to the payment of dividends and amounts upon liquidation, dissolution or winding up. In the event of liquidation, dissolution or winding up of the Company, the amount required to satisfy the preferred shareholders is $15.97 million at March 31, 2002.

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

         In June 2000, Mellon U.S. Leasing brought suit against the Company for payment of $336,647 it asserts that it is owed on equipment leased to the Company and for attorney fees and costs. On or about July 12, 2000, the Company unconditionally tendered Mellon U.S. Leasing all of the equipment the subject of the Master Lease Agreement, and the Company tendered to Mellon U.S. Leasing, as an accord and satisfaction a check in the sum of $5,000. Mellon U.S. Leasing has failed to pick up the equipment subject to the Master Lease Agreement.

         In January 2002, Dresner Investment Services, Inc. brought suit against the Company. This is a suit recently filed in the United States District Court for the Northern District of Illinois Eastern District against the Company for breach of contract. The complaint asserts that the Company entered into an agreement whereby Dresner would consult with and advise the Company in raising unsecured debt and approach investors and/or creditors on behalf of the Company, and assist the Company in the course of negotiations concerning financings with prospective investors and/or creditors. The complaint further asserts that the parties agreed that Dresner would be paid a fee of 6% of the committed debt in the event of a financing. Dresner alleges that the Company obtained a commitment of $20 million from an introduction provided by

Dresner, and that the Company now owes Dresner a fee of $1.2 million and late fees of approximately $750,000. The parties agreed to transfer the case to the Western District of Texas, Austin Division where the case will be litigated. The Company denies all allegations in the complaint. The Company denies all allegations in the complaint and the Company intends to vigorously defend this case.

         In April 2002, the Company brought suit against CIT Communications ("CIT"). This is a suit for declaratory judgment pursuant to Chapter 37 of the Texas Civil Practices and Remedies Code, and for other relief. Beginning on or about June 19, 1996, the Company entered into a Master Equipment Lease Agreement ("Equipment Lease Agreement") with Defendant's predecessor, AT&T Credit Corporation, pursuant to which the Company leased certain equipment and agreed to pay for the same.

         The Company, no longer needing the equipment due to the significant reduction in employees since the equipment was leased, has tendered to CIT all of the equipment subject to the Equipment Lease Agreement, and, as an accord and satisfaction, tendered a check in the sum of $1,469. CIT has failed to reclaim the equipment and seeks to collect $204,582.

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

11.      Subsequent events

         On April 18, 2002, the Company sold its investment in Southcoast and received net proceeds of $30,000 in cash.

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

         In December 2001, the Company acquired all of the outstanding common stock of Southcoast Investment Group, Inc. ("Southcoast"). With the exception of a broker dealer license, Southcoast had no assets or liabilities. The Company recorded the license as an intangible asset valued at the purchase price. The Company sold Southcoast April 18, 2002.

         The Company has focused its current efforts on its investment in Modelwire, a provider of software and services for the model and talent industry. Executives of the Company have taken board and management positions with Modelwire and are currently involved in the day-to-day operations of Modelwire. In addition to management activities, the Company continues to advance funds ($250,000 during the quarter ended March 31, 2002) to Modelwire in anticipation of Modelwire reaching a positive cash flow position. In April and May 2002 Modelwire signed contracts with several large modeling agencies for their booking and imaging software. Invoicing for services performed on these contracts began in May 2002. Collections are expected to occur in mid-June 2002. The Company expects that these collections will allow Modelwire to generate sufficient cash flow to begin repaying the $250,000 interim notes (see note 5) beginning in June 2002. If Modelwire is unable to generate sufficient cash flow, the Company's limited cash resources combined with the inability of Modelwire to raise additional third party capital may result in the liquidation of Modelwire resulting in the Company's notes receivable becoming impaired.

         The Company is relying on the repayment of the $250,000 interim notes to fund its operations through September 30, 2002. If Modelwire is unable to repay these advances, and management is unable to generate other sources of funding, the Company expects that it will need to take significant cost cutting actions to fund its operations through September 30, 2002.

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

     The inability of the Company to raise the Fund has left the Company with the need to pursue other sources of revenue outside of interest income earned on existing cash balances. To that end the Company is pursuing research projects which include performing due diligence, conducting technology assessment and development, operations management, board representation, and managing liquidity events for a portfolio of private companies on a fee for services basis. If these sources of revenue are not sufficient to cover the Company's operations and investment activities doubt may be raised about the Company's ability to continue as a going concern.

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

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Net Loss

         In the three months ended March 31, 2002, net loss increased $131,779 to a net loss of $564,030 from a net loss of $432,251 for the three months ended March 31, 2001. The increase in net loss resulted primarily from a decrease in revenues from the Company's investments.

Total Revenues

         Total revenues decreased $223,574 to $(37,778) for the three months ended March 31, 2002 from $185,796 for the three months ended March 31, 2001. The decrease was due to the mark to market valuation of the Company's position in the Company's brokerage account.

         Interest Income. Interest income decreased $31,962 to $49,017 from $80,979. Interest during the three months ended March 31, 2002 was generated from the Company's notes receivable and its money market fund. Interest during the three months ended March 31, 2001 was generated from cash and cash equivalents.

         Net Investment Loss. During the three months ended March 31, 2002, net investment loss resulted from securities sold short. The Company did not have investment income during the three months ended March 31, 2001.

         Other Income. For the three months ended March 31, 2002 the Company did not have other income. For the three months ended March 31, 2001, actual collections on receivables exceeded the estimated collectible amount by $104,817.

Total Expenses

         Total expenses of the Company decreased $91,795 to $526,252 for the three months ended March 31, 2002 from $618,047 for the three months ended March 31, 2001.

         Salaries and Benefits. Salaries and benefits increased $12,556 to $227,455 for the three months ended March 31, 2002 from $214,899 for the three months ended March 31, 2001. The employee census increased by one during the three months ended March 31, 2002 over the same period in 2001.

         General and Administrative Expenses. General and administrative expenses decreased $97,229 to $294,121 for the three months ended March 31, 2002 from $391,350 for the three months ended March 31, 2001. During the three months ended March 31, 2002 and 2001, the Company's general and administrative expenses were primarily professional expenses including accounting fees, corporate counsel fees, and fees and expenses related to the pursuit of the Company's new business plan. Travel along with meals and entertainment during the three months ended March 31, 2002 increased $12,390 because the Company made presentations of its business plan to potential investors, and made several site visits to its portfolio companies.

         Other Operating Expenses. Other operating expenses decreased $7,122 to $4,676 for the three months ended March 31, 2002. Insurance costs increased while communication expenses decreased.

Six Months Ended March 31, 2002 Compared to Six Months Ended March 31, 2001

Net Loss

         In the six months ended March 31, 2002, net loss increased $220,296 to a net loss of $1,295,728 from a net loss of $1,075,432 for the six months ended March 31, 2001. The increase in net loss resulted primarily from a decrease in interest income and the settlement of two lawsuits pertaining to the Company's prior business in which the Company paid $86,000.

Total Revenues

         Total revenues decreased $262,417 to $45,760 for the six months ended March 31, 2002 from $308,177 for the six months ended March 31, 2001. The decrease was due to the mark to market valuation of the Company's position in the Company's brokerage account, and the decrease in the Company's interest bearing accounts.

         Interest Income. Interest income decreased $97,210 to $91,141 from $188,351. Interest during the six months ended March 31, 2002 was generated from the Company's notes receivable and its money market fund. Interest during the six months ended March 31, 2001 was generated from cash and cash equivalents.

         Net Investment Income. During the six months ended March 31, 2002, net investment loss resulted from securities sold short. The Company did not have investment income during the six months ended March 31, 2001

         Other Income. For the six months ended March 31, 2002 and 2001 other income was $4,050 and $119,826, respectively. For the six months ended March 31, 2001 actual collections on receivables exceeded the estimated collectible amount.

Total Expenses

         Total expenses of the Company decreased $42,121 to $1,341,488 for the six months ended March 31, 2002 from $1,383,609 for the six months ended March 31, 2001. The Company settled two lawsuits related to its previous business for $86,000. The Company incurred higher than normal travel expenses related to protecting its investment in one of its portfolio companies. Professional services expenses were reduced as a result of the settlement of the two lawsuits.

         Salaries and Benefits. Salaries and benefits decreased $72,666 to $483,780 for the six months ended March 31, 2002 from $556,446. The Company did not pay bonuses in the six months ended March 31, 2002 compared to $127,200 paid during the six months ended March 31, 2001. The Company had one additional employee during the six months ended March 31, 2002.

         General and Administrative Expenses. General and administrative expenses decreased $57,385 to $751,216 for the six months ended March 31, 2002 from $808,601 for the six months ended March 31, 2001. During the six months ended March 31, 2002 and 2001, the Company's general and administrative expenses were primarily professional expenses including accounting fees, corporate counsel fees, Progressive litigation fees, and fees and expenses related to the pursuit of the Company's new business plan. Travel along with meals and entertainment during the six months ended March 31, 2002 increased $121,700 because the Company made presentations of its business plan to potential investors, and made several site visits to its portfolio companies.

         Other Operating Expenses. Other operating expenses increased $1,930 to $20,492 for the six months ended March 31, 2002 from $18,562 for the six months ended March 31, 2001. Insurance premiums for the Company increased while communication expenses decreased.


FINANCIAL CONDITION

         Cash and cash equivalents. Cash and cash equivalents decreased $2,474,796 at March 31, 2002 from $3,308,105 at September 30, 2001. The decrease in cash and cash equivalents was mainly the result of an operating loss of $1,295,728, the funding of notes receivable of $1,106,000, and the purchase of a company for $25,000.

         Investments. The following table provides a listing of investments at September 30, 2001 and March 31, 2002:

                                                                  September 30,       March 31,
                                                                      2001               2002
                                                                ------------------ -----------------
         Yehti                                                           $100,000          $100,000
         Access Ventures                                                   75,000            75,000
         Tanisys Technology                                               120,000           120,000
         Modelwire                                                        522,000                 -
                                                                ------------------ -----------------
             Total                                                       $817,000          $295,000
                                                                ================== =================

         Notes Receivable. The following table provides a listing of notes receivable at September 30, 2001 and March 31, 2002:

                                                                  September 30,       March 31,
                                                                      2001               2002
                                                                ------------------ -----------------
         Modelwire 8% convertible note                                  $ 500,000      $          -
         Modelwire 9% note                                                                1,041,791
         Modelwire 8% senior convertible note                                               828,000
         Modelwire 8% interim note                                                          250,000
         Yehti 8.5% convertible note                                      100,000           100,000
         Yehti 10% convertible note                                                          50,000
                                                                ------------------ -----------------
             Total                                                      $ 600,000        $2,269,791
                                                                ================== =================


         Other Assets. The Company engaged an investment firm to raise the venture capital fund and paid $125,000, of which $75,000 is reported as deferred offering costs representing the fee that will be refunded if the securities do not get placed.

         The Company accrued interest on its notes receivable of $73,977 and on its interest bearing cash accounts of $3,652, which has been earned but not paid as of March 31,2002.

         The Company acquired all of the outstanding common stock of Southcoast Investment Group, Inc. ("Southcoast") for $25,000. With the exception of a broker dealer license, Southcoast had no assets or liabilities. The Company recorded the license as an intangible asset valued at the purchase price.

         Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities decreased $14,776 to $491,747 at March 31, 2002 from $506,523 at September 30, 2001. Accounts payable and accrued liabilities consists primarily of lease obligations and professional fees. Securities sold short amounted to $324,696 at March 31, 2002 as compared to none at September 30, 2001. Management monitors these positions and covers short positions when deemed appropriate.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 2002, the Company had $833,309 in cash and no long-term indebtedness. Management believes the Company has sufficient liquidity to meet its obligations (primarily employee/consultant fees and expenses, rent, litigation and professional expenses) through September 30, 2002. Management hopes to generate additional liquidity and revenues through the monetization of existing positions in companies such as Modelwire, as well as the establishment of the Agility Capital Fund in the following ways: (i) the sale to the Fund (at cost) of certain investments made by the Company on behalf of the Fund, (ii) a management fee of up to 2.5% per annum of committed funds, (iii) the pro rata share of realized investment gains on the

Company's investment in the Fund (expected to be 1% of the size of the Fund, or a maximum of $1,000,000), and (iv) additional fees of up to 20% of the realized gains on Fund investments (less amounts utilized for compensation arrangements for the officers of the Fund Manager). There can be no assurance that the Fund will be established or managed in a manner in which those revenue goals are met.

         The Company has focused its current efforts on its investment in Modelwire, a provider of software and services for the model and talent industry. Executives of the Company have taken board and management positions with Modelwire and are currently involved in the day-to-day operations of Modelwire. In addition to management activities, the Company continues to advance funds ($250,000 during the quarter ended March 31, 2002) to Modelwire in anticipation of Modelwire reaching a positive cash flow position. In April and May 2002 Modelwire signed contracts with several large modeling agencies for their booking and imaging software. Invoicing for services performed on these contracts began in May 2002. Collections are expected to occur in mid-June 2002. The Company expects that these collections will allow Modelwire to generate sufficient cash flow to begin repaying the $250,000 interim notes (see note 5) beginning in June 2002. If Modelwire is unable to generate sufficient cash flow, the Company's limited cash resources combined with the inability of Modelwire to raise additional third party capital may result in the liquidation of Modelwire resulting in the Company's notes receivable becoming impaired.

         The Company is relying on the repayment of the $250,000 interim notes to fund its operations through September 30, 2002. If Modelwire is unable to repay these advances, and management is unable to generate other sources of funding, the Company expects that it will need to take significant cost cutting actions to fund its operations through September 30, 2002.

         The inability of the Company to raise the Fund has left the Company with the need to pursue other sources of revenue outside of interest income earned on existing cash balances. To that end the Company is pursuing research projects which include performing due diligence, conducting technology assessment and development, operations management, board representation, and managing liquidity events for a portfolio of private companies on a fee for services basis. If these sources of revenue are not sufficient to cover the Company's operations and investment activities doubt may be raised about the Company's ability to continue as a going concern.

         Cash Flows. Significant cash flows related to the Company's operating activities include the use of cash to pay salaries, professional and consultant fees. Net cash used by operating activities totaled $1,343,796 during the six months ended March 31, 2002.

         Significant cash flows used by investing activities consisted of the acquisition of a business for $25,000 and the funding of notes receivable for $1,106,000.

         There were no cash flows from financing activities during the six months ended March 31, 2002.

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

         As dividends on the Preferred Stock are in arrears for at least two quarterly dividend periods, holders of the Preferred Stock have exercised their right to call a special meeting of the Preferred Stock holders for the purpose of electing two additional directors to serve on the Company's Board of Directors until such dividend arrearage is eliminated. Such meeting was held on October 1, 1999; however, because a quorum of preferred shareholders did not attend or provide proxies for the meeting, no additional directors were elected. Two of the Company's directors have been designated by the board as representing the Preferred Stock holders. In addition, certain changes that could materially affect the holders of Preferred Stock, such as a merger of the Company, cannot be made without the affirmative vote of the holders of two-thirds of the shares of Preferred Stock, voting as a separate class. The Preferred Stock ranks senior to the Common Stock with respect to the payment of dividends and amounts upon liquidation, dissolution or winding up. Dividends have not been paid on the Preferred Stock since 1998 and the Company at March 31,2002 is $5,233,314 in arrears in dividend payments.

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

         In June 2000, Mellon U.S. Leasing brought suit against the Company for payment of $336,647 it asserts that it is owed on equipment leased to the Company and for attorney fees and costs. On or about July 12, 2000, the Company unconditionally tendered Mellon U.S. Leasing all of the equipment the subject of the Master Lease Agreement, and the Company tendered to Mellon U.S. Leasing, as an accord and satisfaction a check in the sum of $5,000. Mellon U.S. Leasing has failed to pick up the equipment subject to the Master Lease Agreement.

         In January 2002, Dresner Investment Services, Inc. brought suit against the Company. This is a suit recently filed in the United States District Court for the Northern District of Illinois Eastern District against the Company for breach of contract. The complaint asserts that the Company entered into an agreement whereby Dresner would consult with and advise the Company in raising unsecured debt and approach investors and/or creditors on behalf of the Company, and assist the Company in the course of negotiations concerning financings with prospective investors and/or creditors. The complaint further asserts that the parties agreed that Dresner would be paid a fee of 6% of the committed debt in the event of a financing. Dresner alleges that the Company obtained a commitment of $20 million from an introduction provided by Dresner, and that the Company now owes Dresner a fee of $1.2 million and late fees of approximately $750,000. The parties agreed to transfer the case to the Western District of Texas, Austin Division where the case will be litigated. The Company denies all allegations in the complaint. The Company denies all allegations in the complaint and the Company intends to vigorously defend this case.

         In April 2002, the Company brought suit against CIT Communications ("CIT"). This is a suit for declaratory judgment pursuant to Chapter 37 of the Texas Civil Practices and Remedies Code, and for other relief. Beginning on or about June 19, 1996, the Company entered into a Master Equipment Lease Agreement ("Equipment Lease Agreement") with Defendant's predecessor, AT&T Credit Corporation, pursuant to which the Company leased certain equipment and agreed to pay for the same.

         The Company, no longer needing the equipment due to the significant reduction in employees since the equipment was leased, has tendered to CIT all of the equipment subject to the Equipment Lease Agreement, and, as an accord and satisfaction, tendered a check in the sum of $1,469. CIT has failed to reclaim the equipment and seeks to collect $204,582.

ITEM 2. Changes in Securities and Use of Proceeds

         None

ITEM 3. Defaults Upon Senior Securities

         None

ITEM 4. Submission of Matters to a Vote of Security Holders

         The Company's annual meeting of the shareholders was held on March 5, 2002, at the Four Seasons Hotel, 98 San Jacinto Boulevard, Austin, Texas.

         A quorum of 4,765,750 shares of the Company's common stock was present through the shares held by William O. Winsauer and John S. Winsauer. A quorum of preferred shares was not achieved.

         At the meeting, William O. Winsauer, John S. Winsauer, Thomas I. Blinten, David R. Wulf, Mark A. Esposito, Mark W. Cooper and Robert A. Shuey, III, were each elected to additional one-year terms as directors of the Company. Messrs. Wulf and Shuey were designated as representatives on behalf of the Preferred Stockholders.

         The resolution relating to the ratification of Deloitte & Touch LLP as independent public accountants was presented for consideration and was ratified.

ITEM 5. Other Information

         None

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

EXHIBIT NO..  DESCRIPTION OF EXHIBIT
------------  --------------------------------------------------------------------------
3.1 (1)....  Restated Articles of Incorporation of the Company
3.2 (1)....  Amended and restated Bylaws of the Company
4.1 (1)....  Specimen Common Stock Certificate
10.1 (1)...  Employment Agreement effective as of May 1, 1996 between William O. Winsauer and the Company
10.2 (2)...  2001 Stock Option Plan

(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No.333-05359).
(2) Incorporated by reference to the Company's annual report on form 10-K for the period ended September 30, 2001
(b) Reports on Form 8 K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 20, 2002.


                              AGILITY CAPITAL, INC.


                             By:     /s/ WILLIAM O. WINSAUER
                               ------------------------------------------

                               William O. Winsauer, Chairman of the Board
                                              and Chief Executive Officer

                                   By:    /s/ A. Dale Henry
                                      -----------------------------------
                                   A. Dale Henry, Chief Financial Officer
                                         and Principal Accounting Officer