Form 10-Q
period 2002-06-30
AUTOBOND ACCEPTANCE CORP
filed 2002-08-15
CIK 1014747

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

As of June 30, 2002 there were 5,962,561 shares of the registrant's Common Stock, no par value, and 1,073,500 shares of registrant's 15% Preferred Stock, no par value, outstanding.

Table of Contents

PART I- FINANCIAL INFORMATION............................................................................1

   ITEM 1. Financial Statements..........................................................................1
   ITEM 2. Management's Discussion And Analysis Of Financial Condition And Results of Operation.........12

PART II-OTHER INFORMATION...............................................................................20

   ITEM 1. Legal Proceedings............................................................................20
   ITEM 2. Changes in Securities and Use of Proceeds....................................................21
   ITEM 3. Defaults Upon Senior Securities..............................................................21
   ITEM 4. Submission of Matters to a Vote of Security Holders..........................................21
   ITEM 5. Other Information............................................................................21
   ITEM 6. Exhibits and Reports on Form 8-K.............................................................21

SIGNATURES..............................................................................................22


                          PART I- FINANCIAL INFORMATION

ITEM 1. Financial Statements

                     AGILITY CAPITAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                      September 30,          June 30,
                                                                                           2001               2002
                                                                                                           (Unaudited)
                                                                                      -------------        -----------
                                     ASSETS
Cash and cash equivalents                                                             $  3,308,105        $   208,619
Investments                                                                                817,000            346,500
Notes receivable                                                                           600,000          2,423,229
Other assets                                                                               122,284            133,215
                                                                                      -------------------------------
Total assets                                                                          $  4,847,389        $ 3,111,563
                                                                                      ===============================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

     Payables and accrued liabilities                                                 $    506,523        $   508,172
                                                                                      -------------------------------
Total liabilities                                                                     $    506,523        $   508,172
Commitments and Contingencies
Shareholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; 1,073,500 shares of
   15% Series A cumulative preferred stock, $10 liquidation preference, issued and outstanding, (Dividends in arrears of $4,428,188 and
   $5,635,875)                                                                          10,341,000         10,341,000
Common stock, no par value; 25,000,000 shares authorized; 5,962,561 shares
   issued and outstanding                                                                    1,000              1,000
      Capital in excess of stated capital                                                7,563,566          7,563,566
      Due from shareholders                                                                (10,592)           (10,592)
      Accumulated deficit                                                              (13,554,108)       (15,291,583)
                                                                                      -------------------------------
Total shareholders' equity                                                               4,340,866          2,603,391
                                                                                      -------------------------------
Total liabilities and shareholders' equity                                            $  4,847,389        $ 3,111,563
                                                                                      ===============================


               The accompanying notes are an integral part of
              the consolidated condensed financial statements

                     AGILITY CAPITAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Three Months Ended                Nine Months Ended
                                                                       June 30,                          June 30,
                                                                 2001            2002             2001            2002
Revenues:
    Interest income                                        $     64,334     $   51,834      $    252,685     $    142,975
    Net investment income                                                      128,232                             78,801
    Other income                                                     26                          119,852            4,050
                                                           --------------------------------------------------------------
Total revenues                                                   64,360        180,066           372,537          225,826
                                                           --------------------------------------------------------------

Expenses:
    Salaries and benefits                                       232,862        265,515           789,308          749,295
    General and administrative                                  433,313        345,507         1,241,914        1,096,723
    Loss on settlement of litigation                                                                               86,000
    Other operating expenses                                     24,830         20,791            43,392           41,283
                                                           --------------------------------------------------------------
Total expenses                                                  691,005        631,813         2,074,614        1,973,301
                                                           --------------------------------------------------------------
Loss before gain on sale of broker dealer license             (626,645)      (451,747)       (1,702,077)      (1,747,475)
Gain on sale of broker dealer license                                           10,000                             10,000
                                                           --------------------------------------------------------------
Net loss                                                      (626,645)      (441,747)       (1,702,077)      (1,737,475)

Income attributable to preferred shareholders                   402,563        402,563         1,207,689        1,207,689
                                                           --------------------------------------------------------------
Net loss available to common shareholders                 $ (1,029,208)    $ (844,310)     $ (2,909,766)    $ (2,945,164)
                                                           ==============================================================

Weighted average number of common shares:
    Basic and diluted                                         5,962,561      5,962,561         5,962,561        5,962,561

Loss per common share - basic and diluted                       $(0.17)        $(0.14)           $(0.49)          $(0.49)
                                                           ==============================================================


               The accompanying notes are an integral part of
              the consolidated condensed financial statements

                     AGILITY CAPITAL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         Nine months Ended June 30,
                                                                                        2001                   2002
OPERATING ACTIVITIES:
Net Loss                                                                            $(1,702,077)          $(1,737,475)
Changes in operating assets and liabilities
    Due from affiliates                                                                 (37,154)
    Other assets                                                                        (31,343)              (52,722)
    Payables and accrued liabilities                                                   (204,275)                 1,649
                                                                                    ----------------------------------
CASH USED BY OPERATIONS                                                              (1,974,849)           (1,798,548)
                                                                                    ----------------------------------

INVESTING ACTIVITIES:
    Note receivable funded                                                             (500,000)           (1,259,438)
    Gain on sale of broker dealer license                                                                       10,000
    Purchase of investments                                                            (400,000)              (51,500)
                                                                                    ----------------------------------
CASH USED BY INVESTING                                                                 (900,000)           (1,300,938)
                                                                                    ----------------------------------

DECREASE IN CASH                                                                     (2,874,849)            3,099,486)
BEGINNING CASH BALANCE                                                                 7,050,088             3,308,105
                                                                                    ----------------------------------
ENDING CASH BALANCE                                                                 $  4,175,239          $    208,619
                                                                                    ==================================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITY -
    Conversion of investment and accrued interest into note receivable                                    $    563,791


               The accompanying notes are an integral part of
              the consolidated condensed financial statements

                     AGILITY CAPITAL, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

     1.  Basis of Presentation

         The consolidated condensed financial statements of Agility Capital, Inc. (the "Company") included herein are unaudited and have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial reporting and Securities and Exchange Commission ("SEC") regulations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to regulations. In the opinion of management, the financial statements reflect all adjustments (consisting only of a normal and recurring nature) which are necessary to present fairly the financial position, results of operations, and cash flows for the interim periods. Results for interim periods are not necessarily indicative of the results for a full year. For further information, refer to the audited financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended September 30, 2001 (SEC File Number 000-21673). Certain data from the prior periods have been reclassified to conform to the 2002 presentation.

     2.  Liquidity and capital resources

         As of June 30, 2002 the Company had $208,619 in cash and no long-term indebtedness. Management believes the Company has sufficient liquidity to meet its obligations (primarily employee/consultant fees and expenses, rent, litigation and professional expenses) through September 30, 2002 relying on the repayment of the interim Modelwire notes. Management hopes to generate additional liquidity and revenues through the monetization of existing positions in companies such as Modelwire.

         The Company has focused its current efforts on its investment in Modelwire, a provider of software and services for the model and talent industry. Executives of the Company have taken board and management positions with Modelwire and are currently involved in the day-to-day operations of Modelwire. In addition to management activities, the Company continues to advance funds to Modelwire in anticipation of Modelwire reaching a positive cash flow position. In April and May 2002 Modelwire signed contracts with several large modeling agencies for their booking and imaging software. Invoicing for services performed on these contracts began in May 2002. However, the billing levels were well below expectations. Collections have been also. The Company expected that these collections would allow Modelwire to generate sufficient cash flow to begin repaying the $403,438 interim notes (see note 5). If Modelwire is unable to generate sufficient cash flow, the Company's limited cash resources combined with the inability of Modelwire to raise additional third party capital may result in the liquidation of Modelwire resulting in the Company's notes receivable becoming impaired.

         The Company is relying on the repayment of the interim notes to fund its operations through September 30, 2002. If Modelwire is unable to repay these advances, and management is unable to generate other sources of funding, the Company expects that it will need to take significant cost cutting actions to fund its operations through September 30, 2002.

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

     3.  Summary of Significant Accounting Policies

         Principles of Consolidation

         The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Southcoast Investment Group, Inc. was consolidated through April 18, 2002 when it was sold.

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

         Earnings per Share

Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless such issuance would be anti-dilutive.

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

         As the Company posted a net loss for the nine months ended June 30, 2001 and 2002, the effects of stock options and contingently issuable shares for those years were anti-dilutive and not included in the computation of diluted loss per share.

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

     4.  Investments.

         The following table provides a listing of investments at September 30, 2001 and June 30, 2002:

                                                                       September 30,       June 30,
                                                                           2001              2002
                                                                       ----------------------------
         Yehti                                                           $100,000          $100,000
         Access Ventures                                                   75,000           100,000
         Tanisys Technology                                               120,000           120,000
         Modelwire                                                        522,000                 -
         Transmeridian Exploration                                                           26,500
                                                                         --------------------------
             Total                                                       $817,000          $346,500
                                                                         ==========================


         During the quarter ended December 31, 2001, the Company exchanged its investment of $522,000 in Modelwire into a series of notes bearing interest at 8% and 9%. See Notes Receivable

     5.  Notes receivable

The following table provides a listing of notes receivable at September 30, 2001 and June 30, 2002:


                                                                       September 30,      June 30,
                                                                           2001             2002
                                                                       -----------------------------
         Modelwire 8% convertible note                                   $500,000        $        -
         Modelwire 9% note                                                                1,041,791
         Modelwire 8% senior convertible note                                               828,000
         Modelwire 8% interim note                                                          403,438
         Yehti 8.5% convertible note                                      100,000           100,000
         Yehti 10% convertible note                                                          50,000
                                                                         --------------------------
             Total                                                       $600,000        $2,423,229
                                                                         ==========================

         In October 2000, the Company purchased at par a $500,000 convertible note bearing interest at 8%(the "8% Note") from Modelwire, Inc. ("Modelwire"). The 8% Note was convertible at the option of the Company into shares of securities being offered at the time of a Qualifying Financing. A Qualifying Financing is defined as a private financing resulting in proceeds before expenses of $5,000,000 or more to Modelwire. The number of shares was to be computed by dividing (i) the outstanding principal amount of the 8% Note together with accrued interest on such principal amount as of the date of conversion by (ii) the lower of (x) $4.00 per common equivalent share or (y) the price per share of the securities issued in such Qualifying Financing discounted by 35% of such price.

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

         In October 2001, substantially all of the Company's investment in Modelwire and the 8% Note (including accrued interest) was converted at par into a secured promissory note bearing interest at 9% (the "9% Note") from Modelwire in the principal amount of approximately $1,042,000. Subject to the Senior Note (as defined below), the 9% Note is secured by all of the tangible and intangible assets of Modelwire.

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

         The Company made additional advances of $403,438 during the nine months ended June 30, 2002 under terms expected to be similar to the 8% senior note.

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

     6.  Other assets

         The Company engaged an investment firm to raise the venture capital fund and paid $125,000, of which $75,000 was reported as deferred offering costs representing the fee that would be refunded if the securities did not get placed. The investment firm has gone out of business. It is unlikely that the $75,000 will be refunded. Therefore the $75,000 was expensed during the third quarter of 2002.

         The Company accrued interest on its notes receivable of $124,134 and on its interest bearing cash accounts of $4,281 which has been earned but not paid as of June 30, 2002.

         The Company paid a security deposit of $4,800 for an apartment in New York to reduce the expenses necessary to assist Modelwire.

         The Company acquired all of the outstanding common stock of Southcoast Investment Group, Inc. ("Southcoast") for $25,000. With the exception of a broker dealer license, Southcoast had no assets or liabilities. The Company recorded the license as an intangible asset valued at the purchase price. The Company sold Southcoast on April 18, 2002. In connection therewith, the Company recorded a gain on disposal of $10,000. Proceeds from the sale were $35,000.

     7.  Income taxes

         Management has reduced the deferred tax asset by a valuation allowance due to uncertainty of realizing certain tax loss carry-forwards and other deferred tax assets. The increase in net deferred tax assets during the nine month period ended June 30, 2002 was offset by a corresponding increase in the valuation allowance. Accordingly no tax benefit was recognized for the net loss.

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

         In February 1998, the Company completed the underwritten public offering of 1,125,000 shares of its 15% Series A Cumulative Preferred Stock (the "Preferred Stock"), with a liquidation preference of $10 per share. The price to the public was $10 per share, with net proceeds to the Company of approximately $9,631,000. Dividends on the Preferred Stock are cumulative and payable quarterly on the last day of March, June, September and December of each year, commencing on June 30, 1998, at the rate of 15% per annum. After three years from the date of issuance, the Company may, at its option, redeem one-sixth of the Preferred Stock each year, in cash at the liquidation price per share (plus accrued and unpaid dividends), or, if in common stock, that number of shares equal to $10 per share of Preferred Stock to be redeemed, divided by 85% of the average closing sale price per share for the common stock for the 5 trading days prior to the redemption date. The Preferred Stock is not redeemable at the option of the holder and has no stated maturity. Cumulative unpaid dividends at June 30, 2002 were $5,635,875.

         The Company has not paid the quarterly dividend on its Preferred Stock since December 31, 1998. If dividends on the Preferred Stock are in arrears for two quarterly dividend periods, holders of the Preferred Stock have the right to elect two additional directors to serve on the Company's Board until such dividend arrearage is eliminated. Two of the Company's directors have been designated as representing the Preferred Stock holders. In addition, certain changes that could materially affect the holders of Preferred Stock, such as a merger of the Company, cannot be made without the affirmative vote of the holders of two-thirds of the shares of Preferred Stock, voting as a separate class. There have been no directors elected by the Preferred Shareholders. The Preferred Stock ranks senior to the common stock with respect to the payment of dividends and amounts upon liquidation, dissolution or winding up. In the event of liquidation, dissolution or winding up of the Company, the amount required to satisfy the preferred shareholders is $16.37 million at June 30, 2002.

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

         In June 2000, Mellon U.S. Leasing brought suit against the Company for payment of $336,647 it asserts that it is owed on equipment leased to the Company and for attorney fees and costs. On or about July 12, 2000, the Company unconditionally tendered Mellon U.S. Leasing all of the equipment the subject of the Master Lease Agreement, and the Company tendered to Mellon U.S. Leasing, as an accord and satisfaction a check in the sum of $5,000. Mellon U.S. Leasing has failed to pick up the equipment subject to the Master Lease Agreement. The Company intends to vigorously defend this case.

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

         The Company has made a capital commitment of $500,000 to an investment fund that co-invests in private venture-stage companies with whom the principals of the fund have business or professional relationships. $75,000 of the commitment was paid in October 2000. The Company paid an additional $25,000 of the commitment in May 2002 due to a capital call by the fund managers.

         The Company is the plaintiff or the defendant in several legal proceedings that its management considers to be the normal kinds of actions to which an enterprise of its size and nature might be subject. It is possible that even a small adverse ruling could have a material adverse effect on the Company while it is in its current cash poor condition. During the quarter ended December 31, 2001, the Company settled two lawsuits resulting in payments totaling $86,000.

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

         As of August 15, 2002, the Company's available cash will have been reduced below $40,000. Accordingly, until the sources of funding discussed below are realized (which realization cannot be assured), management will need to reduce the Company's operating expenses. In considering the interests of the Company's creditors and preferred shareholders, the Board of Directors has been concerned with the cost of maintaining sufficient directors and officers liability insurance. In order to reduce the expense of this item, the Company recently reduced coverage to $3 million, and may have to reduce the coverage further. If future revenues are not realized by the Company, future coverage may lapse, with adverse effects on the Company's ability to maintain a Board of Directors. On July 18, 2002, David Wulf resigned his position as a member of the Board of Directors.

         In order to obtain much-needed cash, the Company is focusing its current efforts on its investment in Modelwire, a provider of software and services for the model and talent industry. Executives of the Company have taken board and management positions with Modelwire and are currently involved in the day-to-day operations of Modelwire. In addition to management activities, the Company has advanced funds to Modelwire throughout the first half of 2002, in anticipation of Modelwire reaching a positive cash flow position. In April and May 2002 Modelwire signed contracts with several large modeling agencies for their booking and imaging software. Invoicing for services performed on these contracts began in May 2002. However, the billing and collection levels were below expectations. The Company had hoped that these collections would allow Modelwire to generate sufficient cash flow to begin repaying the $403,438 interim notes (see note 5). If Modelwire is unable to generate sufficient cash flow, the Company's limited cash resources combined with the inability of Modelwire to raise additional third party capital may result in the liquidation of Modelwire resulting in the Company's notes receivable becoming impaired.

         The Company is relying on the repayment of the $403,438 interim notes to fund its operations through September 30, 2002. In the interim, the Company is reducing its operations and conserving cash, including the suspension of SEC reporting after the filing of this report, salary cuts and staff reduction, suspension of fundraising activities for the Agility Capital Fund, deferral of payables, and the aforementioned reduction in insurance coverage and premiums.

          Prior to implementing these cost-cutting measures, the Company was in the process of raising pursuant to a private placement, a $100,000,000 venture capital investment fund with a projected 10-year term, to be called the Agility Capital Fund, LLC (the "Fund"). The Fund was to sell and issue membership interests to accredited and institutional investors. The Company's plan was to invest in such interests and also serve as the managing member and the initial advisor to the Fund. The Fund would invest in early stage, privately held companies operating in the e-commerce business services/internet, information technology and services, new media, enterprise and application software, and communications industries. On a select basis, later stage companies in other industries may also be considered.

          The Company's management had concentrated its efforts to raise the capital necessary to establish the Fund as a viable venture. The Company had engaged a securities broker/dealer to serve as placement agent assembled an initial advisory board and engaged the services of additional employees and various consultants. However, market conditions for private equity funds have been and remain challenging, competitive and volatile. Accordingly, there can be no assurance that the Company will be successful in establishing the Fund. The failure to establish the Fund within a reasonable timeframe has strained the Company's capital resources, and the Company may be unable to monetize the investments currently made in anticipation of their conveyance to the Fund.

          The inability of the Company to raise the Fund has left the Company with the need to pursue other sources of revenue outside of interest income earned on existing cash balances. To that end the Company is pursuing research projects which include performing due diligence, conducting technology assessment and development, operations management, board representation, and managing liquidity events for a portfolio of private companies on a fee for services basis. If these sources of revenue, along with reimbursements of advances to Modelwire are not sufficient to cover the Company's operations and liabilities, doubt may be raised about the Company's ability to continue as a going concern.

          In December 2001, the Company acquired all of the outstanding common stock of Southcoast Investment Group, Inc. ("Southcoast"). With the exception of a broker dealer license, Southcoast had not assets or liabilities. The Company recorded the license as an intangible asset valued at the purchase price. The Company sold Southcoast April 18, 2002 because it no longer needed the broker dealer license to implement its business plan.

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

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Net Loss

         In the three months ended June 30, 2002, net loss decreased $184,898 to a net loss of $441,747 from a net loss of $626,645 for the three months ended June 30, 2001.

Total Revenues

         Total revenues increased $115,706 to $180,066 for the three months ended June 30, 2002 from $64,360 for the three months ended June 30, 2001. The increase was due to an increase in the Company's net investment income.

         Interest Income. Interest income decreased $12,500 to $51,834 from $64,334. Interest during the three months ended June 30, 2002 was generated from the Company's notes receivable and its money market fund. Interest during the three months ended June 30, 2001 was generated from cash and cash equivalents.

         Net Investment Gain. During the three months ended June 30, 2002, net investment gain of $128,232 resulted from securities sold. The Company did not have investment income during the three months ended June 30, 2001.

         Other Income. For the three months ended June 30, 2002 the Company had no other income.

Total Expenses

         Total expenses of the Company decreased $59,192 to $631,813 for the three months ended June 30, 2002 from $691,005 for the three months ended June 30, 2001.

         Salaries and Benefits. Salaries and benefits increased $32,653 to $265,515 for the three months ended June 30, 2002 from $232,862 for the three months ended June 30, 2001. The employee census increased by two during the three months ended June 30, 2002 over the same period in 2001.

         General and Administrative Expenses. General and administrative expenses decreased $87,806 to $345,507 for the three months ended June 30, 2002 from $433,313 for the three months ended June 30, 2001. During the three months ended June 30, 2002 and 2001, the Company's general and administrative expenses were primarily professional expenses including accounting fees, corporate counsel fees, and fees and expenses related to the pursuit of the Company's new business plan. Travel along with meals and entertainment during the three months ended June 30, 2002 increased $24,736 because the Company made presentations of its business plan to potential investors, and made several site visits to its portfolio companies.

         Other Operating Expenses. Other operating expenses decreased $4,039 to $20,791 for the three months ended June 30, 2002 from $24,830 for the three months ended June 30, 2001. Insurance costs increased while communication expenses decreased.

         Gain on Disposal of Business. The Company sold Southcoast Investment Group in April 2002 because the Company no longer needed the broker dealer license associated with Southcoast to pursue its business plan. Proceeds from the sale were $35,0000 which resulted in a gain of $10,000.

Nine months ended June 30, 2002 Compared to Nine months ended June 30, 2001

Net Loss

         In the nine months ended June 30, 2002, net loss increased $35,398 to a net loss of $1,737,475 from a net loss of $1,702,077 for the nine months ended June 30, 2001. The increase in net loss resulted primarily from a decrease in interest income and the settlement of two lawsuits pertaining to the Company's prior business in which the Company paid $86,000.

Total Revenues

         Total revenues decreased $146,711 to $225,826 for the nine months ended June 30, 2002 from $372,537 for the nine months ended June 30, 2001. The decrease was due to decrease in the Company's interest bearing accounts, and the Company did not have additional miscellaneous collections from insurance or previously written off accounts.

         Interest Income. Interest income decreased $109,710 to $142,975 from $252,685. Interest during the nine months ended June 30, 2002 was generated from the Company's notes receivable and its money market fund. Interest during the nine months ended June 30, 2001 was generated from cash and cash equivalents.

         Net Investment Income. During the nine months ended June 30, 2002, net investment gain resulted from sale of securities of $78,000. The Company did not have investment income during the nine months ended June 30, 2001.

         Other Income. For the nine months ended June 30, 2002 and 2001 other income was $4,050 and $119,852, respectively. For the nine months ended June 30, 2001 actual collections on receivables exceeded the estimated collectible amount.

Total Expenses

         Total expenses of the Company decreased $101,313 to $1,973,301 for the nine months ended June 30, 2002 from $2,074,614 for the nine months ended June 30, 2001. The Company settled two lawsuits related to its previous business for $86,000. The Company incurred higher than normal travel expenses related to protecting its investment in one of its portfolio companies. Professional services expenses were reduced as a result of the settlement of the two lawsuits.

         Salaries and Benefits. Salaries and benefits decreased $40,013 to $749,295 for the nine months ended June 30, 2002 from $789,308. The Company did not pay bonuses in the nine months ended June 30, 2002 compared to $127,200 paid during the nine months ended June 30, 2001. The Company had two additional employee during the nine months ended June 30, 2002.

         General and Administrative Expenses. General and administrative expenses decreased $145,191 to $1,096,723 for the nine months ended June 30, 2002 from $1,241,914 for the nine months ended June 30, 2001. During the nine months ended June 30, 2002 and 2001, the Company's general and administrative expenses were primarily professional expenses including accounting fees, corporate counsel fees, litigation fees related to the Progressive suit, and fees and expenses related to the pursuit of the Company's new business plan. Travel along with meals and entertainment during the nine months ended June 30, 2002 increased $146,436 because the Company made presentations of its business plan to potential investors, and made several site visits to its portfolio companies.

         Other Operating Expenses. Other operating expenses decreased $2,109 to $41,283 for the nine months ended June 30, 2002 from $43,392 for the nine months ended June 30, 2001. Insurance premiums for the Company increased which were offset by a decrease in communication expenses.

FINANCIAL CONDITION

         Cash and cash equivalents. Cash and cash equivalents decreased $3,099,486 to $208,619 at June 30, 2002 from $3,308,105 at September 30, 2001.
The decrease in cash and cash equivalents was mainly the result of an operating loss of $1,747,475, the funding of notes receivable of $1,259,438, and additional investments of $51,500.

         Investments. The following table provides a listing of investments at September 30, 2001 and June 30, 2002:


                                                                       September 30,       June 30,
                                                                           2001              2002
                                                                       ----------------------------
         Yehti                                                           $100,000          $100,000
         Access Ventures                                                   75,000           100,000
         Tanisys Technology                                               120,000           120,000
         Transmeridian Exploration                                                           26,500
         Modelwire                                                        522,000                 -
                                                                         --------------------------
             Total                                                       $817,000          $346,500
                                                                         ==========================


         Notes Receivable. The following table provides a listing of notes receivable at September 30, 2001 and June 30, 2002:

                                                                      September 30,        June 30,
                                                                           2001             2002
                                                                      ------------------------------
         Modelwire 8% convertible note                                   $500,000        $        -
         Modelwire 9% note                                                                1,041,791
         Modelwire 8% senior convertible note                                               828,000
         Modelwire 8% interim note                                                          403,438
         Yehti 8.5% convertible note                                      100,000           100,000
         Yehti 10% convertible note                                                          50,000
                                                                         --------------------------
             Total                                                       $600,000        $2,423,229
                                                                         ==========================


         Other Assets. The Company engaged an investment firm to raise the venture capital fund and paid $125,000, of which $75,000 was reported as deferred offering costs representing the fee that would be refunded if the securities did not get placed. The investment firm has gone out of business. It is unlikely that the $75,000 will be refunded. Therefore the $75,000 was expensed in the third quarter of 2002.

         The Company accrued interest on its notes receivable of $126,563 and on its interest bearing cash accounts of $4,281, which has been earned but not paid as of June 30, 2002.

         On June 1, 2002 the Company paid $4,800 as a security deposit on a three-month apartment lease. The purpose of the lease is to reduce travel expenses.

         The Company acquired all of the outstanding common stock of Southcoast Investment Group, Inc. ("Southcoast") for $25,000. With the exception of a broker dealer license, Southcoast had no assets or liabilities. The Company recorded the license as an intangible asset valued at the purchase price. The Company sold Southcoast on April 18, 2002. In connection therewith, the Company recorded a gain on disposal of $10,000. Proceeds from the sale were $35,000.

         Accounts Payable and Accrued Liabilities. Accounts payable and accrued liabilities increased $1,649 to $508,172 at June 30, 2002 from $506,523 at September 30, 2001. Accounts payable and accrued liabilities consists primarily of lease obligations and professional fees.

LIQUIDITY AND CAPITAL RESOURCES


         As of August 15, 2002, the Company's available cash will have been reduced below $40,000. Accordingly, until the sources of funding discussed below are realized (which realization
                                       16
cannot be assured), management will need to reduce the Company's operating expenses. In considering the interests of the Company's creditors and preferred shareholders, the Board of Directors has been concerned with the cost of maintaining sufficient directors and officers liability insurance. In order to reduce the expense for this item, the Company recently reduced coverage to $3 million, and may have to reduce the coverage further. If future revenues are not realized by the Company, future coverage may lapse, with adverse effects on the Company's ability to maintain a Board of Directors. On July 18, 2002, David Wulf resigned his position as a member of the Board of Directors.

         In order to obtain much-needed cash, the Company is focusing its current efforts on its investment in Modelwire, a provider of software and services for the model and talent industry. Executives of the Company have taken board and management positions with Modelwire and are currently involved in the day-to-day operations of Modelwire. In addition to management activities, the Company has advanced funds to Modelwire throughout the first half of 2002, in anticipation of Modelwire reaching a positive cash flow position. In April and May 2002 Modelwire signed contracts with several large modeling agencies for their booking and imaging software. Invoicing for services performed on these contracts began in May 2002. However, the billing and collection levels were below expectations. The Company had hoped that these collections would allow Modelwire to generate sufficient cash flow to begin repaying the $403,438 interim notes (see note 5). If Modelwire is unable to generate sufficient cash flow, the Company's limited cash resources combined with the inability of Modelwire to raise additional third party capital may result in the liquidation of Modelwire resulting in the Company's notes receivable becoming impaired.

         The Company is relying on the repayment of the $403,438 interim notes to fund its operations through September 30, 2002. In the interim, the Company is reducing its operations and conserving cash, including the suspension of SEC reporting after the filing of this report, salary cuts and staff reduction, suspension of fundraising activities for the Agility Capital Fund, deferral of payables, and the aforementioned reduction in insurance coverage and premiums.

         The Company is relying on the repayment of the $403,438 interim notes to fund its operations through September 30, 2002. If Modelwire is unable to repay these advances, and management is unable to generate other sources of funding, the Company expects that it will need to take significant cost cutting actions to fund its operations through September 30, 2002.

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

         Cash Flows. Significant cash flows related to the Company's operating activities include the use of cash to pay salaries, professional and consultant fees. Net cash used by operating activities totaled $1,798,548 during the nine months ended June 30, 2002.

         Cash flows used by investing activities totaled $1,300,938. Significant cash flows used by investing activities consisted of the purchase of investments of $51,500 and the funding of notes receivable for $1,259,438. Cash flow provided by investing activity of $10,000 resulted from the sale of Southcoast.

         There were no cash flows from financing activities during the nine months ended June 30, 2002.

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

         As dividends on the Preferred Stock are in arrears for at least two quarterly dividend periods, holders of the Preferred Stock have exercised their right to call a special meeting of the Preferred Stock holders for the purpose of electing two additional directors to serve on the Company's Board of Directors until such dividend arrearage is eliminated. Such meeting was held on October 1, 1999; however, because a quorum of preferred shareholders did not attend or provide proxies for the meeting, no additional directors were elected. Two of the Company's directors have been designated by the board as representing the Preferred Stock holders. In addition, certain changes that could materially affect the holders of Preferred Stock, such as a merger of the Company, cannot be made without the affirmative vote of the holders of two-thirds of the shares of Preferred Stock, voting as a separate class. The Preferred Stock ranks senior to the Common Stock with respect to the payment of dividends and amounts upon liquidation, dissolution or winding up. Dividends have not been paid on the Preferred Stock since 1998 and the Company at June 30 is $5,635,877 in arrears in dividend payments.

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

         To the extent the Company maintains a short position in certain securities, it is exposed to a further off-balance-sheet market risk, since the Company's ultimate obligation may exceed the amount recognized in the financial statements. The Company currently does not maintain a short position in securities.

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

         In January 2002, Dresner Investment Services, Inc. brought suit against the Company. This is a suit originally filed in the United States District Court for the Northern District of Illinois Eastern District against the Company for breach of contract. It has since been transferred to the United States District Court for the Western District of Texas, Austin Division. The complaint asserts that the Company entered into an agreement whereby Dresner would consult with and advise the Company in raising unsecured debt and approach investors and/or creditors on behalf of the Company, and assist the Company in the course of negotiations concerning financings with prospective investors and/or creditors. The complaint further asserts that the parties agreed that Dresner would be paid a fee of 6% of the committed debt in the event of a financing. Dresner alleges that the Company obtained a commitment of $20 million from an introduction provided by Dresner, and that the Company now owes Dresner a fee of $1.2 million and late fees of approximately $750,000. The Company denies all allegations in the complaint and the Company intends to vigorously defend this case.

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

         It is possible that even a small adverse ruling could have a material effect on the Company while it is in its current cash-poor condition.

ITEM 2. Changes in Securities and Use of Proceeds

         None

ITEM 3. Defaults Upon Senior Securities

         None

ITEM 4. Submission of Matters to a Vote of Security Holders

         None

ITEM 5. Other Information

         None

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

EXHIBIT NO    DESCRIPTION OF EXHIBIT
------------  ----------------------------------------------------
3.1 (1). . .  Restated Articles of Incorporation of the Company
3.2 (1). . .  Amended and restated Bylaws of the Company
4.1 (1). . .  Specimen Common Stock Certificate
10.1 (1) . .  Employment Agreement effective as of May 1, 1996 between
              William O. Winsauer and the Company
10.2 (2)...   2001 Stock Option Plan
99.1 ......   Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No.333-05359).

(2) Incorporated by reference to the Company's annual report on form 10-K for the period ended September 30, 2001

(b) Reports on Form 8 K

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 15, 2002.


                              AGILITY CAPITAL, INC.


                                  By: /s/ WILLIAM O. WINSAUER
                                      -----------------------------------------
                                      William O. Winsauer, Chairman of the Board
                                      and Chief Executive Officer


                                  By: /s/ A. Dale Henry
                                      -----------------------------------------
                                      A. Dale Henry, Chief Financial Officer
                                      and Principal Accounting Officer